Form 10QSB
period 2000-03-31
SPACEDEV INC
filed 2000-05-10
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ___________________

Commission File Number     000-28947    .
                       -----------------

                                 SPACEDEV, INC.
             (Exact name of registrant as specified in its charter)


            Colorado                                             84-1374613

(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                   13855 Stowe Drive, Poway, California 92064

                    (Address of principal executive offices)

(Issuer's telephone number) (858) 375-2030.
                           ----------------

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X    No
            ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,866,493 SHARES OF ISSUER'S VOTING COMMON STOCK WERE OUTSTANDING ON MARCH 31, 2000.

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

INDEX                                                                       PAGE
-----                                                                       ----

PART I   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements (Unaudited)..................................1
       Consolidated Balance Sheets at March 31, 1999 and 2000..................1
       Consolidated Statements of Operations for March 31, 1999 and 2000.......3
       Consolidated Statements of Stockholders' Equity for March 31, 1999
         and 2000..............................................................4
       Consolidated Statements of Cash Flows for March 31, 1999 and 2000.......6
       Notes to Consolidated Financial Statements..............................8

   ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................13

PART II   OTHER INFORMATION

   ITEM 1. Legal Proceedings..................................................18
   ITEM 2. Changes in Securities..............................................18
   ITEM 3. Defaults Upon Senior Securities....................................18
   ITEM 4. Submission of Matters to Vote of Security Holders..................18
   ITEM 5. Other Information..................................................18
   ITEM 6. Exhibits and Reports on Form 8-K...................................19

Signatures....................................................................20

ITEM 1.   FINANCIAL STATEMENTS


                                   SPACEDEV, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

MARCH 31,                                                                    2000         1999
----------------------------------------------------------------------------------------------------

ASSETS (Note 3)

CURRENT ASSETS
   Cash                                                             $     18,546        $    39,387
   Accounts receivable                                                   210,165          1,756,732
   Inventory                                                                   -            240,744
   Prepaid assets and other current assets                                 6,973            185,643
----------------------------------------------------------------------------------------------------

Total current assets                                                     235,684          2,222,506

FIXED ASSETS - NET                                                     2,111,160          2,333,105

INTANGIBLE ASSETS - NET                                                2,005,944          5,258,204

OTHER ASSETS                                                              63,422            117,514
----------------------------------------------------------------------------------------------------

                                                                    $  4,416,210        $ 9,931,329
====================================================================================================

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                   SPACEDEV, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS, CONT'D.
                                             (UNAUDITED)


MARCH 31,                                                                  2000              1999
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft facility                                           $         -        $   470,054
   Line of credit (Note 3)                                                16,000            117,801
   Current portion of notes payable (Note 4)                               7,200          1,334,626
   Current portion of acquisition price payable                                -            500,000
   Current portion of capitalized lease obligations                       19,858             31,178
   Accounts payable and accrued expenses                                 429,428            857,971
   Billings in excess of costs incurred
     and estimated earnings (Note 2)                                     141,474                  -
   Customer deposits and deferred revenue                                      -            692,913
   Accrued payroll, vacation and related taxes                           106,607            274,715
   Related party note payable (Note 4(b))                                661,956            422,000
----------------------------------------------------------------------------------------------------

Total current liabilities                                              1,382,523          4,701,258

NOTE PAYABLE, LESS CURRENT MATURITIES (Note 4(a))                      2,281,080            960,000
ACQUISITION PRICE PAYABLE, LESS CURRENT MATURITIES                             -            500,000
CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                    46,251             28,458
OTHER LIABILITIES                                                          5,000             53,198
----------------------------------------------------------------------------------------------------

Total liabilities                                                      3,714,854          6,242,914

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.001 par value, 10,000,000
     shares authorized and 0 and 82,450 shares issued and
     outstanding, respectively                                                 -                 82
   Common stock, $.0001 par value; 25,000,000 shares
     authorized, 13,906,493 and 6,078,464 shares issued
     and outstanding, respectively                                         1,391                608
   Additional paid-in capital                                          7,949,107          7,529,826
   Deferred compensation                                                (250,000)          (250,000)
   Accumulated deficit                                                (6,999,142)        (3,600,531)
   Accumulated other comprehensive income:
     Cumulative foreign currency translation adjustments                       -              8,430
----------------------------------------------------------------------------------------------------

Total stockholders' equity                                               701,356          3,688,415
----------------------------------------------------------------------------------------------------

                                                                     $ 4,416,210        $ 9,931,329
====================================================================================================

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                  2000         1999
--------------------------------------------------------------------------------

NET SALES                                              $ 1,078,530  $ 1,063,091
Cost of sales                                              583,562      567,905
--------------------------------------------------------------------------------

GROSS MARGIN                                               494,968      495,186
OPERATING EXPENSES
   General and administrative                              478,858    1,181,175
   Research and development                                      -      107,311
--------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                   478,858    1,288,486
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                               16,110     (793,300)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                        (80,970)     (65,765)
   Other income - net                                            -       73,167
--------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                               (80,970)       7,402
--------------------------------------------------------------------------------

NET LOSS                                               $   (64,860) $  (785,898)
================================================================================
NET LOSS PER SHARE                                     $      (.00) $      (.13)
--------------------------------------------------------------------------------

Weighted-Average Shares Outstanding                     13,892,260    6,073,079
================================================================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                        SPACEDEV, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)

                                                                          Redeemable
                                                                       Preferred Stock                        Common Stock
                                                              ---------------------------------    --------------------------------
                                                                   Shares            Amount                Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                                         82,450            $   82            6,047,743          $    605

Shares issued for cash                                                  -                 -               30,000                 3

Shares issued for services                                              -                 -                  721                 -

Comprehensive Income (Loss):
  Net loss                                                              -                 -                    -                 -
  Foreign currency translation adjustment                               -                 -                    -                 -
-----------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income (loss)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1999                                          82,450            $   82            6,078,464          $   608
===================================================================================================================================
BALANCE AT JANUARY 1, 2000                                              -            $    -           13,879,945          $  1,388

Shares issued for services                                              -                 -               26,548                 3

Comprehensive Income (Loss):
  Net loss                                                              -                 -                    -                 -
-----------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income (loss)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2000                                               -            $    -           13,906,493          $  1,391
===================================================================================================================================

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      4

                                        SPACEDEV, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONT'D
                                                  (UNAUDITED)

                                                                                                  Accumulated
                                            Additional                                                  Other
                                              Paid-In           Deferred      Accumulated       Comprehensive
                                              Capital        Compensation         Deficit              Income           Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                 $7,463,229        $  (250,000)     $ (2,814,633)      $      7,323      $ 4,406,606

Shares issued for cash                         64,931                  -                 -                  -           64,934

Shares issued for services                      1,666                  -                 -                  -            1,666

Comprehensive Income (Loss):
  Net loss                                          -                  -          (785,898)                 -         (785,898)
  Foreign currency translation
     adjustment                                     -                                    -              1,107            1,107
-------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income (loss)                                                                               -         (784,791)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1999                  $7,529,829        $  (250,000)     $ (3,600,531)      $      8,430      $ 3,688,415
===============================================================================================================================

BALANCE AT JANUARY 1, 2000                 $7,905,077        $  (250,000)     $ (6,934,282)      $          -      $   722,183

Comprehensive Income (Loss):
  Net loss                                          -                  -           (64,860)                 -          (64,860)
-------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income (loss)                       -                  -           (64,860)                 -          (64,860)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2000                  $7,949,107        $  (250,000)     $ (6,999,142)      $          -      $   701,356
===============================================================================================================================

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      5

                                   SPACEDEV, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                              2000                  1999
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $     (64,860)       $    (785,898)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                      209,762              472,433
     Debt issued for loan fees                                                -               35,903
     Common stock issued for compensation and services                   44,033                1,666
     Change in operating assets and liabilities                          36,211             (105,303)
-----------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                     225,146             (381,199)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                             (2,881)             (26,343)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) from bank lines of credit                       (225,415)              17,801
   Proceeds (payments) from notes payable - related party               (56,046)             185,000
   Payments on note payables                                            (23,720)             (16,037)
   Payments on capitalized lease obligations                             (1,425)             (12,381)
   Proceeds from notes payable                                                -              108,750
   Proceeds from issuance of common stock                                     -               64,934
   Decrease in bank overdraft facility                                        -               (7,244)
-----------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                    (306,606)             340,823
-----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       -                 (433)
-----------------------------------------------------------------------------------------------------

Net decrease in cash                                                    (84,341)             (67,152)
-----------------------------------------------------------------------------------------------------

CASH AT BEGINNING OF PERIOD                                             102,887              106,539
-----------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                             $      18,546        $      39,387
=====================================================================================================

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                                 CONSOLIDATED FINANCIAL STATEMENTS.



                                   SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                             (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 1999                                        2000                  1999
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
Cash paid during the period for:
   Interest                                                       $      73,942        $      56,215


NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2000 and 1999, the Company issued 26,548 and 721 shares of stock for expense of $44,033 and $1,666, respectively.

During the three months ended March 31, 1999, the Company financed $317,000 of additions to construction in progress with a long-term loan.
=====================================================================================================

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                                 CONSOLIDATED FINANCIAL STATEMENTS.

                                                 7

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SPACEDEV, INC. ("the Company") include the accounts of the Company and its wholly-owned subsidiaries. The Company disposed of its interest in Space Innovations Limited on December 17, 1999. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10 filed on April 28, 2000 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of March 31, 2000 and 1999 have been prepared assuming the Company will continue as a going concern. However, the Company had working capital deficits of $1,146,839 and $2,478,752 as of March 31, 2000 and 1999, respectively, and incurred net loss of $64,860 and $785,898 for the three months then ended, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to March 2000, management intends to raise additional financing through a combination of public and private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

Net loss per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted net loss per share has not been presented as the computation would result in anti-dilution.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2. REVENUE RECOGNITION

The Company's revenues are derived primarily from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed.

Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. At March 31, 2000, billings in excess of costs incurred and estimated earnings were $141,474.

3. LINE OF CREDIT

In November 1998, the Company (through ISS) obtained a bank line of credit in the amount of $250,000 which matured in November 1999 and was renewed for one year. At March 31, 2000 and 1999, $16,000 and $117,801, respectively, was outstanding on the line of credit.

The line of credit was secured by all of the assets of ISS. The line is also guaranteed by the Company and a major stockholder. The interest rate under the line of credit is prime (8.75% at March 31, 2000) plus 2.0%.

4. NOTES PAYABLE

(a) BUILDING NOTES

On December 21, 1998, the Company borrowed $1,300,000 from a lender to finance the purchase of its facility in Poway, California. The note called for monthly payments and a balloon payment on December 21, 1999. The note accrued interest at 13%. At March 31, 1999, the outstanding balance on this loan was $1,300,000. Upon its maturity, the note continued on a month-to-month basis until it was paid in full on February 23, 2000.

On February 23, 2000, the Company signed a $1,330,000 note with a new lender to refinance the aforementioned debt. The note calls for 300 monthly payments of $12,091, which include principal and interest at the bank's prime rate (8.75% at March 31, 2000) plus 1.5%. The note matures on March 1, 2025. The outstanding balance on this loan was $1,330,000.

In December 1998, the CEO of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.23% and a balloon payment of $505,000, including interest, on December 17, 2003. At March 31, 2000 and 1999, the outstanding balance on this loan was $299,671 and $500,000, respectively.

In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan called for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At December 31, 1999, the outstanding balance on this loan was $458,609.

(b) RELATED PARTIES

The Company had notes payable to the CEO and a former key employee. At March 31, 2000 and 1999, the balances were $661,956 and $422,000 respectively, with interest between 4% and 10%. The notes, due in March 1999, were converted to demand notes. As part of a February 2000 Separation and Release Agreement with the former key employee, $70,000 of principal and accrued interest will be paid in monthly installments through July 2000.

         Future minimum principal payments on all notes payable are as follows:

         YEAR ENDED MARCH 31,
         --------------------------------------------------------
                        2000                           $ 669,156
                        2001                              12,736
                        2002                              14,111
                        2003                             515,634
                        2004                             475,861
                        Thereafter                     1,262,738
         --------------------------------------------------------
                                                      $2,950,236
         ========================================================

5.    OPERATING SEGMENTS

The Company's operating structure included two operating segments for 2000 and three operating segments for 1999.

(a)   SEGMENT PRODUCTS AND SERVICES
The Company has the following reportable segments: Space Missions Division
(SMD), ISS and SIL. SMD is in the process of developing deep space science exploration satellites. ISS provides engineering services, launch integration services and space vehicle integration services. SIL developed low-cost satellites and satellite subsystems for use in space. The Company disposed of SIL on December 17, 1999.


             The following is a summary of operating results and assets by segment.

          FOR THE THREE MONTHS ENDED MARCH 31, 2000
          ------------------------------------ -------------------------------------------
          (IN THOUSANDS)                              SMD          ISS               Total
          ------------------------------------ -------------------------------------------
          Net revenue from external
            customers                          $      606   $      473          $   1,079

          Depreciation and
            amortization expense               $     (183)  $      (27)         $    (210)
          Segment loss                         $      (58)  $       (7)         $     (65)
                                               ===========================================

          Total segment assets                 $    2,441   $    2,139          $   4,580
          Less intersegment assets                   (164)           -               (164)
                                               -------------------------------------------
          Net segment assets                   $    2,277   $    2,139          $   4,416
                                               ===========================================

          Geographic Information:
            Revenue
          ------------------------------------ -------------------------------------------
             United States                     $      606   $      473          $   1,079
             Europe                                     -            -                  -
                                               -------------------------------------------
                                               $      606   $      473          $   1,079
                                               ===========================================

            Long-lived Assets
          ------------------------------------ -------------------------------------------
             United States                     $    2,132   $    2,048          $   4,180
             Europe                                     -            -                  -
                                               -------------------------------------------
                                               $    2,132   $    2,048          $   4,180
                                               ===========================================


(a)   SEGMENT PRODUCTS AND SERVICES, CONT'D


          FOR THE THREE MONTHS ENDED MARCH 31, 1999
          ---------------------------------------------------------------------------------------
          (IN THOUSANDS)                              SMD          ISS           SIL        Total
          ---------------------------------------------------------------------------------------
          Net revenue from external
            customers                          $        -   $      309   $      754   $    1,063
          Depreciation and
            amortization expense               $     (450)  $      (11)  $      (18)  $     (479)
          Segment profit (loss)                $     (824)  $        3   $       35   $     (786)
                                               ==================================================

          Total segment assets                 $    2,256   $    3,299   $    4,813   $   10,368
          Less intersegment assets                    (96)        (341)           -         (437)
                                               --------------------------------------------------
          Net segment assets                   $    2,160   $    2,958   $    4,813   $    9,931
                                               ==================================================
          Geographic Information:
            Revenue
          ---------------------------------------------------------------------------------------
             United States                     $        -   $      309   $      144   $      453
             Europe                                     -            -          610          610
                                               --------------------------------------------------
                                               $        -   $      309   $      754   $    1,063
                                               ==================================================
            Long-lived Assets
          ---------------------------------------------------------------------------------------
             United States                     $    2,034   $    2,398   $        -   $    4,432
             Europe                                     -            -        2,915        2,915
                                               --------------------------------------------------
                                               $    2,034   $    2,398   $    2,915   $    7,347
                                               ==================================================

6.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in 2001 and has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin no. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended December 31, 2000. The Company is in the process of determining the impact that adoption of SAB 101 will have on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to a number of factors beyond the Company's control.

OVERVIEW

         During 1998, SpaceDev acquired Integrated Space System (ISS) and Space Innovation Limited (SIL). On February 7, 1998, the Company issued 2,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of ISS. ISS provides engineering and technical services related to space-based systems, primarily launch vehicle integration. The fair value of the shares issued was $1.8125 per share, calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,625,000. The excess of the calculated purchase price of the approximately $164,000 of net assets acquired was capitalized as goodwill and is being amortized over sixty months.

         On October 1, 1998, the Company issued 1,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of SIL. SIL develops low-cost satellites and satellite subsystems for use in space. The fair value of the shares issued was $1.75 per share and was calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,182,000, including approximately $432,000 of liabilities in excess of the value of assets acquired. Also included in the total goodwill was an acquisition price payable of $1,000,000. To satisfy the payable, the Company was to issue $1,000,000 of restricted common stock to the former shareholders of SIL in four equal semi-annual installments. The fair market value of the common stock at specified dates would be used to determine the number of shares to be issued. The resulting goodwill amount of $3,182,000 is being amortized over sixty months.

         In 1998, operating activities included engineering technical services work for aerospace customers and continued development of NEAP preliminary designs and mission analysis. During 1999, operating activities included preliminary design and conceptual studies for the CHIPSat program, engineering technical services and continued work on the NEAP mission. SpaceDev's employee base increased with the acquisition of ISS to 20 employees in February 1998.

         In 1998, SpaceDev entered into a fixed price contract with the Jet Propulsion Laboratory (JPL) to provide mission support for the Deep Space Tracking Network. JPL's main task was to coordinate the NEAP mission trajectory analysis into their Deep Space Network Plan. SpaceDev paid JPL $10,000 for this phase of work. The nature of the contract is highly technical. Quoting from the statement of work: "Supported work will focus on NEAP telecommunications system analysis and Deep Space Network/Advanced Multi-Mission Operations System (DSN/AMMOS) mission support assessment." In plain English, this means JPL will work to understand NEAP communications needs in relation to other missions which might be flying at the same time, relative to the Deep Space Network capacity to handle multiple missions simultaneously. This is a standard study performed in advance of all proposed deep space missions.

         On November 20, 1998 SpaceDev initiated its DSN support contract with JPL. The total cost of the effort was agreed to be $35,000. Approximately one-third of the work has been performed to-date at a cost to SpaceDev of $10,000. As additional planning work is required to be performed by JPL under the contract, to stay current with the NASA and JPL planning process as it moves forward, more of the agreed upon tasks will be performed by JPL. SpaceDev will pay the remaining balance of $25,000 as those tasks are completed by JPL. This period could cover through the end of 2001.

           On June 23, 1999, the Company filed for a registration statement with the State of Colorado for units consisting of one share of $.0001 par value common stock and one re-pricing warrant to purchase one share of common stock. The primary purpose of the offering was to raise $350,000 under Rule 504 of the Securities Act of 1933 to finance development of a hybrid rocket. That registration statement was made effective by the State of Colorado on August 26, 1999, providing for a per unit price of $1.50 per share. Due to fluctuations in the market price of the Company's common stock, the Company was forced to negotiate a per unit price based on the five-day trading average, less thirty percent. The entire offering of $350,000 was sold to a single investor in Colorado at a price of $0.91 per unit. Following that sale, the Company determined to raise the aggregate offering price in order to allow it to obtain funding during preparation of its Form 10-SB Registration Statement. The registration statement was amended for a total aggregate offering price of $730,000, with a per unit price based on the negotiated amount paid by the initial investor, and was made effective by the State of Colorado on October 13, 1999. Following effectiveness of the post-effective amendment, the Company sold an additional $10,000 in units under the offering at a price of $0.83 per unit.

         The repricing warrants were convertible into common stock of the Company if the market price of the Company's common stock dropped below the price paid per unit in the offering during the 150 days immediately following issuance. The conversion formula was to be based on a minimum market price of $1.25 per share. If the 150-day average closing bid price of the common stock exceeded the unit price in the offering, the warrants would automatically expire. Since the units were issued to investors at a discount, the warrants are not convertible under the conversion formula, which uses a minimum market price of $1.25, since any calculation under the formula results in a negative number. As a result, no further shares will be issued as a result of the issuance of the re-pricing warrants.

         In November 1999 SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. The CHIPSat contract will conclude on December 31, 2003. Revenues for 2000, 2001 and 2002 are expected to be approximately, $2.0 million, $ 1.4 million and $1.1 million. The payments on the contract are made on a monthly basis according to a preset payment schedule. This is the Company's first production contract. As a result, the Company is taking a conservative approach to accounting for the contract and will not be taking any profit on the contract in 2000. The Company will review this position on a quarterly basis and will adjust its position when it has a better assessment of the costs related to the project.

         On December 17, 1999, the Company's Board of Directors entered into a Mutual Release and Rescission of Agreement ("Release Agreement") to rescind the original acquisition of SIL, effective October 1, 1998. Subsequent to SIL's acquisition and prior to December 17, 1999, the accounts of SIL were included in the consolidated financial statements of the Company.

         The Release Agreement resulted in the retirement of the 1,000,000 shares of the Company's common stock which had been issued to the former shareholders of SIL, the cancellation of all outstanding options for Company stock and the cancellation of the acquisition price payable. The transaction was recorded as a purchase of treasury stock. In accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions," the transaction was recorded as a decrease to stockholders' equity. Therefore, $423,345 was recorded as a decrease in the Company's additional paid-in-capital on December 17, 1999.

         The significant components of the amount recorded in 1999 as a reduction to additional paid-in capital are as follows:

        Loss on unamortized goodwill                               $ (1,929,000)
        Gain on extinguishment of acquisition price payable           1,000,000
        Net liabilities disposed of from SIL                            506,000
                                                                   $   (423,000)

         The Company was previously a guarantor on a bank line of credit used to finance SIL's operations. Under terms of the Release Agreement, SIL agreed to apply 25 percent of the proceeds from each payment received on a specific contract until the bank loan was paid in full. Once the loan had been paid in full, the loan agreement was to be terminated, releasing the Company's guarantor obligation. At December 31, 1999, the outstanding balance on the bank line of credit was approximately $386,000, maturing on January 18, 2001 with interest at the bank's prime (8.5% at December 31, 1999) plus 1.25 percent. Subsequent to year-end, the amount of the line guaranteed by the Company was paid down to $0 and the loan agreement has been terminated.

RESULTS OF OPERATIONS

         Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements which are a part of this report for further information regarding the results of operations of the Company.

THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO MARCH 1,2000

         During the three months ended March 31, 2000, the Company had net sales of $1.1 million as compared to net sales of $1.1 million for the same three months in 1999. Sales in 2000 were comprised of $540,000 from CHIPSat, $325,000 from the Office of Space Launch (OSL), $55,000 from Lockheed Martin and $158,000 for all other programs. In 1999, $725,000 of sales was from the SIL subsidiary, which was not a part of the company in the first quarter of 2000. The remainder of 1999 sales--$338,000--was from a contract with the Jet Propulsion Laboratory ($145,000) and other projects.

         During the three months ended March 31, 2000, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $584,000, an increase of $16,000 versus $568,000 in the same period in 1999. This increase was due to higher CHIPSat and other project sales volume ($130,000) and a reclassification of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold ($288,000). The increase was largely offset by a $402,000 reduction in cost of goods sold due to the SIL rescission.

         During the three months ended March 31, 2000, the Company had a net loss of $65,000, compared to a net loss of $786,000 for the same period in 1999. The reduction in the net loss was due to the rescission of the SIL agreement, which reduced the loss by $325,000, and an increase in the volume of sales from the CHIPSat program and the Office of Space Launch, which absorbed a significant portion of the company's overhead costs.

         The Company experienced a decrease in general and administrative expenses from $1.2 million for the three months ended March 31, 1999 to $479,000 for the same period ended March 31, 2000. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization of acquisition costs, insurance, legal and accounting fees and other overhead. The reduction was primarily attributable to the SIL rescission ($465,000), a reclassification of certain overhead costs to costs of goods sold ($288,000), partially offset by increased legal and accounting expenses of $40,000 related to the preparation and filing of the Company's registration statement on Form 10-SB and other cost increases of $11,000.

         Research and development expense decreased from $107,000 for the period ended March 31, 1999 to $0 for the period ended March 31, 2000. For 2000, all of the Company's research and development efforts have been paid through contracts with various customers.

LIQUIDITY AND CAPITAL RESOURCES

         Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements which are a part of this report for further information regarding the liquidity and capital resources of the Company.

THREE MONTHS ENDED MARCH 31, 2000 -VS- THREE MONTHS ENDED MARCH 31, 1999

         Net decrease in cash during the three months ending March 31, 2000 was $84,000, compared to a net decrease of $67,000 for the three months ended March 31, 1999. Net cash provided by operating activities totaled $225,000 for the three months ended March 31, 2000, an increase of $606,000 as compared to $381,000 used by operating activities during the three months ended March 31, 1999. This improvement is attributable primarily to increased sales volume generated by the CHIPSat program, sales to the Office of Space Launch as well as the elimination of negative operating cash flows generated by the SIL subsidiary.

         Net cash used in investing activities totaled $3,000 during the three months ended March 31, 2000, compared to $26,000 used during the three months ended March 31, 1999, a decrease in cash used of $23,000. This difference is attributable to a reduction in the purchase of fixed assets.

         Net cash used in financing activities totaled $307,000 for the three-month period ending March 31, 2000, a decrease of $648,000 from the $341,000 provided by financing activities during the three-month period ending March 31, 1999. This decrease is attributable to a difference of $243,000 in the use of the bank line of credit, a difference of $241,000 in funds provided by related parties, a reduction of $109,000 in proceeds from notes payable and a difference of $55,000 in all other financing activities.

         At March 31, 2000, the Company's cash, which includes cash reserves and cash available for investment, was $19,000 as compared to $39,000 at March 31, 1999, a decrease of $20,000. At March 31, 2000, the Company has accounts receivable of $210,000 and accounts payable of $429,000.

YEAR 2000

The Company has not experienced any year 2000 problems as a result of the year change to 2000.

FORWARD-LOOKING STATEMENTS

         The Company's business strategy requires significant capital expenditures. The Company will incur a substantial portion of these expenditures before it generates significant sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until the Company establishes an adequate revenue-generating customer base. The Company expects losses through 2000 and does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the launch of its first commercial spacecraft or launch vehicle. There is no assurance that the Company will achieve or sustain any positive cash flow or profitability thereafter.

         During the years ended December 31, 1999 and December 31, 1998, the Company raised $1,076,934 (including proceeds from the 504 Colorado offering described above) through private sales of stock. To execute the Company's total strategy of small, capable, low-cost satellites and launch systems, the Company requires significant funding. The current estimate is over $20 million which could come from a combination of private or public equity placements, commercial project financing and government program funding. At this time, the Company does not have a commitment from any placement agent or underwriter to implement any additional public offering or from any government agency to obtain significant additional program funding for its products.

         On November 1, 1999, the Company signed an agreement with the Regents of the University of California Berkeley for the CHIPSat project. During the term of the agreement, the Company will receive fixed compensation for the above-referenced services in a total amount of $4,995,868, of which about $2.0 million is expected to be generated in 2000. The fixed price will be paid in increments over the term of the contract.

         The Company's opportunity to continue as a going concern depends upon its ability to consummate additional funding. This funding can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. As of March 31, 2000, the Company's backlog of business was approximately $4.9 million. During the first three months of 2000, the Company has won $500,000 of additional business and obtained $105,000 in California grant funds. It currently has over $20 million in outstanding commercial and government proposals and is preparing to submit an additional $3.0 million by the end of May 2000. The Company has outstanding grant proposals of $135,000 and will be submitting another grant proposal for $250,000 in May 2000.

         The Company may also need to raise additional capital if, for example,(i) significant delays occur in deploying its first deep-space mission due to technical difficulties, launch, or satellite failure, or other reasons;
(ii) the Company does not enter into agreements with customers on the terms the Company anticipates; (iii) the Company's net operating deficit increases because it incurs significant unanticipated expenses; or (iv) the Company incurs additional costs from modifying all or part of NEAP or its proposed hybrid-related systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that the Company could raise additional capital on favorable terms, on a timely basis or at all. A substantial shortfall in funding would delay or prevent deployment of NEAP and/or the hybrid-related systems.

         The Company's ability to execute a public offering or otherwise obtain funds is subject to numerous factors beyond the Company's control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that the Company will be profitable, or that any additional public offering will occur, that the Company will be successful in obtaining additional funds from any source or that the Company will be successful in implementing an acceptable exit strategy on behalf of its investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to the Company when the Company needs such funds or may be on terms which are significantly adverse to the Company's current shareholders. The unavailability of funds when needed would have a material adverse effect on the Company.

                            PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         As of the date of this Report, there is no material litigation, threatened or pending, against the Company. The Company's management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving the Company.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           In February 2000, the Company received approval from a financial institution to refinance the $1.3 million first mortgage on the company's office building. This refinancing changes the first mortgage from a one-year term loan to a 25-year term loan and reduces the interest expense from 13% to 10%.

           In March 2000 SpaceDev hired Stanley W. Dubyn, a leader in the small satellite field, to be President and Chief Operating Officer of SpaceDev. Mr.Dubyn brings to the Company extensive experience in satellite design and manufacturing as well as government and commercial marketing, strategic planning and executive management.

           On February 5, 2000, the Company negotiated Separation and Release Agreements with Philip E. Smith, then Chief Operating Officer of ISS, and Jack Rubidoux, an employee of ISS, with whom ISS had employment agreements binding these individuals to ISS and the Company. Pursuant to the Separation and Release Agreement with Jack Rubidoux, the Company agreed to pay his base salary for the period from January 29, 2000 to February 11, 2000, at a rate of $70,000 per year. Mr. Rubidoux has agreed to be available to the Company for a period of six months from the date of the agreement. Pursuant to the Separation and Release Agreement with Philip E. Smith, the Company has agreed to pay off a promissory note previously issued to Mr. Smith in six monthly installments, for a total of $70,000, and to pay Mr. Smith his base salary at a rate of $90,000 per year for the period from January 29, 2000 to February 11, 2000. Mr. Smith has agreed to make himself available for meetings, introductions, review sessions, strategy meetings and to otherwise assist the Company and ISS for a period of six months. All other claims of Mr. Smith and Mr. Rubidoux have been released, including claims to back-salary and authorized but unissued stock options under the Company's 1999Employee Stock Option Plan.

           On April 5, 2000, the Company negotiated Separation and Release Agreement with Thomas W. Brown. Pursuant to the Separation and Release Agreement, the Company agreed to pay Mr. Brown an early termination penalty at the rate of $60,000 (Termination Rate) in seven installments. As additional consideration Mr. Brown will be granted 5,000 shares of restricted SpaceDev stock issued on April 28, 2000 and held in escrow until January 15, 2001. All other claims of Mr. Brown have been released, including authorized but unissued stock options under the Company's 1999 Employee Stock Option Plan.

           On May 2, 2000, the Company was informed by the U.S. Securities & Exchange Commission that its Form 10-SB registration statement had cleared comments. The Company's common stock, which is currently being traded on the NQB Electronic Quotation System, is now eligible for listing on the Nasdaq OTCBB under NASD Eligibility Rule 6530. It is anticipated that the Company's common stock will be re-listed on the Over-The-Counter Bulletin Board exchange via filing of Form 211 by one of its market makers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.
-----------

27.0    Financial Data Schedule

(b)  Reports on Form 8-K

           The Company filed two reports on Form 8-K during the three months ending March 31, 2000. On February 23, 2000, the Company reported the resignation of its former Chief Operating Officer and Director, Philip E. Smith, pursuant to the terms of the Separation and Release Agreement discussed in Item 5 above, and the appointment of Stanley W. Dubyn to those positions.

           On March 31, 2000, the Company reported the resignation of Rex Ridenoure, previously reported as a key employee of the Company. In addition, the Company reported at that time that its trading symbol on the OTCBB had changed from "SPDV" to "SPDVE," the fifth mark denoting delinquency in SEC reporting requirements under the NASD Eligibility Rule.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SPACEDEV, INC.
                                                    Registrant



Dated: May 8, 2000                                  /S/ James W. Benson
                                                    ----------------------------
                                                    James W. Benson
                                                    Chief Executive Officer



Dated: May 8, 2000                                  /S/ Charles H. Lloyd
                                                    ----------------------------
                                                    Charles H. Lloyd
                                                    Chief Financial Officer