Form 10QSB
period 2000-06-30
SPACEDEV INC
filed 2000-08-10
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,948,993 SHARES OF ISSUER'S VOTING COMMON STOCK WERE OUTSTANDING ON June 30, 2000.

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000


INDEX                                                                       PAGE
-----                                                                       ----

PART I   FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)....................................1
       Condensed Balance Sheets at June 30, 1999 and 2000..................1
       Condensed Statements of Operations for June 30, 1999 and 2000.......3
       Condensed Statements of Cash Flows for June 30, 1999 and 2000.......4
       Notes to Condensed Financial Statements.............................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................10

PART II   OTHER INFORMATION

   ITEM 1. Legal Proceedings..................................................15
   ITEM 2. Changes in Securities..............................................15
   ITEM 3. Defaults Upon Senior Securities....................................15
   ITEM 4. Submission of Matters to Vote of Security Holders..................15
   ITEM 5. Other Information..................................................15
   ITEM 6. Exhibits and Reports on Form 8-K...................................16

Signatures....................................................................17

ITEM 1.   FINANCIAL STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


JUNE 30,                                                  2000           1999
--------------------------------------------------------------------------------
Assets (Note 3)
Current Assets
   Cash                                             $   101,338     $    11,924
   Accounts receivable                                  185,195       2,308,253
   Inventory                                                  -         243,154
   Prepaid assets and other current assets               17,862         185,917
--------------------------------------------------------------------------------
Total current assets                                    304,395       2,749,248

Fixed Assets - Net                                    2,137,337       2,305,155

Intangible Assets - Net                               1,829,656       4,825,595

Other Assets                                             64,241         136,962
--------------------------------------------------------------------------------
                                                    $ 4,335,629     $10,016,960
================================================================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS, CONT'D.
                                        (UNAUDITED)

JUNE 30,                                                             2000           1999
-------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
   Bank overdraft facility                                     $         -    $     44,843
   Line of credit (Note 3)                                          41,085          89,110
   Current portion of notes payable (Note 4)                         7,200       1,309,339
   Current portion of acquisition price payable                          -         500,000
   Current portion of capitalized lease obligations                 38,267          30,060
   Accounts payable and accrued expenses                           425,469       1,088,964
   Billings in excess of costs incurred
     and estimated earnings (Note 2)                                50,241               -
   Customer deposits and deferred revenue                            5,000       1,500,070
   Accrued payroll, vacation and related taxes                     157,827         418,859
   Related party note payable (Note 4(b))                           75,964         528,000
-------------------------------------------------------------------------------------------
Total current liabilities                                          801,053       5,509,245

Note Payable, Less Current Maturities (Note 4(a))                2,281,080         960,000
Related Party Note Payable, Less Current Maturities                543,992               -
   (Note 4(b))
Capitalized Lease Obligations, Less Current Maturities              75,419          17,334
Acquisition Price Payable, Less Current Maturities                       -         500,000
Other Liabilities                                                        -          52,002
-------------------------------------------------------------------------------------------
Total liabilities                                                3,701,544       7,038,581

Stockholders' Equity
   Convertible preferred stock, $.001 par value; 10,000,000
     shares authorized; no shares issued and outstanding                 -               -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized; 13,948,993 and 14,507,438 shares issued
     and outstanding, respectively                                   1,394           1,451
   Additional paid-in capital                                    7,257,161       7,107,416
   Additional paid-in capital - stock options                      750,000         750,000
   Deferred compensation                                          (250,000)       (250,000)
   Accumulated deficit                                          (7,124,470)     (4,641,694)
   Accumulated other comprehensive income:
     Cumulative foreign currency translation adjustments                 -          11,206
-------------------------------------------------------------------------------------------
Total stockholders' equity                                         634,085       2,978,379
-------------------------------------------------------------------------------------------
                                                              $  4,335,629    $ 10,016,960
===========================================================================================

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   SPACEDEV, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                Three Months Ended                Six Months Ended
                                         ------------------------------    ------------------------------
                                         June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
---------------------------------------------------------------------------------------------------------
Net Sales                                $    865,834     $    976,648     $  1,944,364     $  2,039,739
Cost of sales                                 438,556          441,415        1,022,118        1,009,320
---------------------------------------------------------------------------------------------------------
Gross Margin                                  427,278          535,233          922,246        1,030,419

Operating Expenses
   General and administrative                 490,398        1,395,537          969,256        2,576,712
   Research and development                         -          173,688                -          280,999
---------------------------------------------------------------------------------------------------------
Total Operating Expenses                      490,398        1,569,225          969,256        2,857,711
---------------------------------------------------------------------------------------------------------
Loss from Operations                          (63,120)      (1,033,992)         (47,009)      (1,827,292)
---------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest expense                           (62,209)         (89,509)        (143,180)        (155,274)
   Other income - net                               -           82,338                -          155,505
---------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                  (62,209)          (7,171)        (143,180)             231
---------------------------------------------------------------------------------------------------------
Net Loss                                 $   (125,329)    $ (1,041,163)    $   (190,189)    $ (1,827,061)
=========================================================================================================
Net Loss Per Share                       $       (.01)    $       (.09)            (.01)    $       (.20)
---------------------------------------------------------------------------------------------------------
Weighted-Average Shares Outstanding        13,936,246       12,044,975       13,921,369        9,073,483
=========================================================================================================

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             SPACEDEV, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                              Three Months Ended                 Six Months Ended
                                                        ------------------------------    ------------------------------
                                                        June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                              $  (125,329)     $(1,041,163)     $  (190,189)     $(1,827,06)
  Adjustments to reconcile net loss
    to net cash provided by (used
    in) operating activities:
   Depreciation and amortization                            208,164          476,600          417,926          937,728
    Common stock issued for
      compensation and services                              45,057          151,349           89,090          153,015
    Change in operating assets
      and liabilities                                       (17,709)         608,641           18,502          503,338
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                      110,183          195,427          335,329         (232,980)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Purchases of fixed assets                                   (2,747)         (16,041)          (5,628)         (28,647)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds (payments) from bank
    lines of credit                                          25,085                -         (200,330)               -
 Proceeds (payments) from notes
    payable - related party                                 (42,000)         106,000          (98,046)         291,000
 Payments on notes payable                                        -          (25,287)         (23,720)         (41,324)
 Payments on capitalized lease
    obligations                                              (7,729)         (12,242)          (9,154)         (24,623)
 Change in bank lines of credit                                   -          (28,691)               -          (10,890)
 Proceeds from notes payable                                      -                -                -          143,000
 Proceeds from issuance of common
    stock                                                         -          177,002                -          241,936
 Decrease in bank overdraft
    facility                                                      -         (425,211)               -         (432,455)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         (24,644)        (208,429)        (331,250)         166,644
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                           -            1,580                -              368
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                              82,792          (27,463)          (1,549)         (94,615)
-----------------------------------------------------------------------------------------------------------------------
Cash at Beginning of Period                                  18,546           39,387          102,887          106,539
-----------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                   $   101,338      $    11,924      $   101,338      $    11,924
=======================================================================================================================

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                                         CONSOLIDATED FINANCIAL STATEMENTS.

                                             SPACEDEV, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                                       (UNAUDITED)

                                                              Three Months Ended                 Six Months Ended
                                                        ------------------------------    ------------------------------
                                                        June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of  Cash Information:

Cash paid during the period for:

 Interest                                               $    46,643      $    82,018      $   120,586      $   141,241


Noncash Investing and Financing Activities:


  During the three months ended June 30, 2000 and 1999, the Company issued 26,548 and 22,861 shares of stock for expense of $45,057 and $151,349, respectively.

  During the six months ended June 30, 2000 and 1999, the Company issued 69,048 and 23,582 shares of stock for expense of $89,090 and $153,015, respectively.

  During the three months and six months ended June 30, 2000, the Company financed the acquisition of $55,306 and
  $93,733, respectively, of fixed assets with capitalized leases.

  During the six months ended June 30, 1999, the Company financed $317,000 of additions to construction in progress with a long-term loan.

=======================================================================================================================

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                                         CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    Basis of Presentation

The accompanying condensed consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integrated Space Systems, Inc. (ISS) (a California corporation) and Space Innovations Limited (SIL) (a United Kingdom entity). The Company disposed of its interest in Space Innovations Limited on December 17, 1999. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10 filed on April 28, 2000 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and the six months ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of June 30, 2000 and 1999 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $496,658 as of June 30, 2000, and incurred a net loss of $190,189 for the six months then ended. These conditions raise doubt about the Company's ability to continue as a going concern. Subsequent to June 2000, management intends to raise additional financing through a combination of public and private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

2.    Revenue Recognition

The Company's revenues are derived primarily from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed.

Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. At June 30, 2000, billings in excess of costs incurred and estimated earnings were $50,241.

3.    Line of Credit

In November 1998, the Company (through ISS) obtained a bank line of credit in the amount of $250,000 which matured in November 1999 and was renewed until July 26, 2000. At June 30, 2000 and 1999, the outstanding balance on the line of credit was $41,085 and $89,110, respectively.

The line of credit is secured by all of the assets of ISS. The line is also guaranteed by the Company and a major stockholder. The interest rate under the line of credit is prime (9.50% at June 30, 2000) plus 2.00%.

4.    Notes Payable

(a)   BUILDING NOTES

On December 21, 1998, the Company borrowed $1,300,000 from a lender to finance the purchase of its facility in Poway, California. The note called for monthly payments and a balloon payment on December 21, 1999. The note accrued interest at 13%. The note continued on a month-to-month basis until it was paid in full on February 23, 2000.

On February 23, 2000, the Company signed a $1,330,000 note with a new lender to refinance the aforementioned debt. The note calls for 300 monthly payments with interest at the bank's prime rate (9.50% at June 30, 2000) plus 1.50%. The note matures on March 1, 2025. The outstanding balance on this loan at June 30, 2000 was $1,330,000.

In December 1998, the CEO of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and calls for 59 monthly interest payments at 12.23% and a balloon payment of $505,000, including interest, on December 17, 2003. At June 30, 2000 and 1999, the outstanding balance on this loan was $499,671 and $500,000, respectively.

In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan calls for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At June 30, 2000 and 1999, the outstanding balance on this loan was $458,609 and $460,000, respectively.

(b)   RELATED PARTIES

The Company had notes payable to the Chairman and a former key employee. At June 30, 2000 and 1999, the balances were $619,956 and $528,000, respectively, with interest between 4% and 10%. The notes, due in March 1999, were converted to demand notes. As part of a February 2000 Separation and Release Agreement with the former key employee, $70,000 of principal and accrued interest was paid in monthly installments through July 2000.

        Future minimum principal payments on all notes payable are as follows:

        YEAR ENDING JUNE 30,
        ---------------------------------------------------------
                   2001                              $    84,759
                   2002                                   83,670
                   2003                                   85,021
                   2004                                1,044,800
                   2005                                   88,208
                   Thereafter                          1,521,778
        ---------------------------------------------------------
                                                     $ 2,908,236
        =========================================================

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

        FOR THE SIX MONTHS ENDED JUNE 30, 2000
        --------------------------------------------------------------
        (IN THOUSANDS)                   SMD        ISS         Total
        --------------------------------------------------------------
        Net revenue from
          External customers          $ 1,359     $   585     $ 1,944
        Depreciation and
          Amortization expense             54         364         418
                                      --------------------------------
        Segment profit (loss)         $    23     $  (213)    $  (190)
                                      ================================
        Total segment assets          $ 2,556     $ 1,944     $ 4,500
        Less intersegment assets         (164)          -        (164)
                                      --------------------------------
        Net segment assets            $ 2,392     $ 1,944     $ 4,336
                                      ================================

        FOR THE SIX MONTHS ENDED JUNE 30, 2000
        --------------------------------------------------------------
        (IN THOUSANDS)                   SMD        ISS         Total
        --------------------------------------------------------------
        Geographic Information:
        Revenue
        --------------------------------------------------------------
          United States               $ 1,359     $   585     $ 1,944
          Europe                            -           -           -
                                      --------------------------------
                                      $ 1,359     $   585     $ 1,944
                                      ================================

        Long-lived Assets
        --------------------------------------------------------------
          United States               $   107     $ 1,788     $ 1,895
          Europe                            -           -           -
                                      --------------------------------
                                      $   107     $ 1,788     $ 1,895
                                      --------------------------------
                                      ================================

        FOR THE SIX MONTHS ENDED JUNE 30, 1999
        -------------------------------------------------------------------------------------
        (IN THOUSANDS)                             SMD          ISS         SIL       Total
        -------------------------------------------------------------------------------------
        Net revenue from external customers     $     -      $   457     $ 1,583     $ 2,040

        Depreciation and
          amortization expense                       38          368         531         937
                                                ---------------------------------------------
        Segment profit (loss)                   $(1,210)     $     7     $  (624)    $(1,827)
                                                =============================================
        Total segment assets                    $ 2,236      $ 2,930     $ 5,172     $10,338
        Less intersegment assets                    (92)        (229)          -        (321)
                                                ---------------------------------------------
        Net segment assets                      $ 2,144      $ 2,701     $ 5,172     $10,017
                                                =============================================
        Geographic Information:
          Net revenue
        -------------------------------------------------------------------------------------
            Europe                              $     -      $     -     $ 1,267     $ 1,267
            United States                             -          457         316         773
                                                ---------------------------------------------
                                                $     -      $   457     $ 1,583     $ 2,040
                                                =============================================
          Long-lived Assets
        -------------------------------------------------------------------------------------
            United States                       $ 2,144      $ 2,556     $     -     $ 4,700
            Europe                                    -            -       2,568       2,568
                                                ---------------------------------------------
                                                $ 2,144      $ 2,556     $ 2,568     $ 7,268
                                                =============================================

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

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 is effective no later than the quarter ended December 31, 2000. The Company is in the process of determining the impact that adoption of SAB 101 will have on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25. The Company will adopt the Interpretation for all transactions entered into after July 1, 2000 and has not yet determined the impact, if any, that the adoption of the Interpretation will have on the consolidated financial statements.


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

         On October 1, 1998, the Company issued 1,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of SIL. SIL develops low-cost satellites and satellite subsystems for use in space. The fair value of the shares issued was $1.75 per share and was calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,182,000, including approximately $432,000 of liabilities in excess of the value of assets acquired. Also included in the total goodwill was an acquisition price payable of $1,000,000. To satisfy the payable, the Company was to issue $1,000,000 of restricted common stock to the former shareholders of SIL in four equal semi-annual installments. The fair market value of the common stock at specified dates would be used to determine the number of shares to be issued. The resulting goodwill amount of $3,182,000 was to be amortized over sixty months.

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

         In November 1999 SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. The CHIPSat contract will conclude on December 31, 2003. Revenues for 2000, 2001 and 2002 are expected to be approximately, $2.0 million, $ 1.4 million and $1.1 million. The payments on the contract are made on a monthly basis according to a preset payment schedule. This is the Company's first production contract. As a result, the Company is taking a conservative approach and will not earn a profit on the contract in 2000. The Company will review this position on a quarterly basis and will evaluate its position when it has a better assessment of the costs related to the project.

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

         The significant components of the amount recorded in 1999 as a reduction to additional paid-in capital are as follows:

     Loss on un-amortized goodwill                               $ (1,929,000)
     Gain on extinguishment of acquisition price payable            1,000,000
     Net liabilities disposed of from SIL                             506,000
                                                                 -------------
                                                                 $   (423,000)
                                                                 =============

         The Company was previously a guarantor on a bank line of credit used to finance SIL's operations. Under terms of the Release Agreement, SIL agreed to apply 25 percent of the proceeds from each payment received on a specific contract until the bank loan was paid in full. Once the loan had been paid in full, the loan agreement was to be terminated, releasing the Company's guarantor obligation. At December 31, 1999, the outstanding balance on the bank line of credit was approximately $386,000, maturing on January 18, 2001 with interest at the bank's prime (8.5% at December 31, 1999) plus 1.25 percent. On April 14, 2000, the amount of the line guaranteed by the Company was paid down to $0 and the loan agreement has been terminated.

RESULTS OF OPERATIONS

         Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements, which are a part of this report for further information regarding the results of operations of the Company.

SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

         During the six months ended June 30, 2000, the Company had net sales of $1.9 million as compared to net sales of $2.0 million for the same six months in 1999. Sales in 2000 were comprised of $1.1 million from the CHIPSat contract, $325,000 from research and development performed for the Office of Space Launch
(OSL) and $570,000 from all other programs. In 1999, $1.6 million of sales resulted from the activities of SIL, which is no longer a part of the Company in 2000. The remainder of the $460,000 in 1999 sales was made up of $145,000 from a contract with the Jet Propulsion Laboratory and the balance on other projects.

         During the six months ended June 30, 2000, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $1.0 million and $1.0 million in the same period in 1999. The changes from year-to-year were due to higher CHIPSat and other project sales volume ($340,000) and the absorption of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold ($410,000), all of which was offset by a $750,000 reduction in cost of goods sold due to the SIL rescission.

         During the six months ended June 30, 2000, the Company had a net loss of $190,000, compared to a net loss of $1.8 million for the same period in 1999. The reduction in the net loss was due to the rescission of the SIL agreement, which reduced the loss by $625,000, and an increase in the volume of sales from the CHIPSat program and the Office of Space Launch, which absorbed a significant portion of the company's overhead costs.

         The Company experienced a decrease in general and administrative expenses from $2.6 million for the six months ended June 30, 1999 to $1.0 million for the same period ended June 30, 2000. General and administrative expenses consist primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization, insurance, legal and accounting fees and other overhead. The reduction was primarily attributable to the SIL rescission ($1.1 million), the absorption of certain overhead costs to costs of goods sold ($410,000), other cost reductions of $110,000 ,partially offset by increased legal and accounting expenses of $50,000 related to the preparation and filing of the Company's registration statement on Form 10-SB.

         Research and development expense decreased from $281,000 for the period ended June 30, 1999 to $0 for the period ended June 30, 2000. For 2000, all of the Company's research and development efforts have been paid through contracts with various customers.

THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

         During the three months ended June 30, 2000, the Company had net sales of $865,000 as compared to net sales of $976,000 for the same three months in 1999. Sales in 2000 were comprised of $508,000 from CHIPSat, a $112,000 study contract with the Boeing Company and $245,000 from all other programs. In 1999, $858,000 of sales were from the SIL subsidiary, which is not a part of the company in 2000. The remainder of 1999 sales from other projects was $118,000.

         During the three months ended June 30, 2000, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $438,000 and $441,000 in the same period in 1999. This slight reduction was due to CHIPSat and other project sales volume ($223,000) and the absorption of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold ($122,000), all of which was offset by a $348,000 reduction in cost of goods sold due to the SIL rescission.

         During the three months ended June 30, 2000, the Company had a net loss of $125,000 compared to a net loss of $1.0 million for the same period in 1999. The reduction in the net loss was due to the rescission of the SIL agreement, which reduced the loss by $300,000, and an increase in the volume of sales from the CHIPSat program and the Office of Space Launch, which absorbed a significant portion of the company's overhead costs.

         The Company experienced a decrease in general and administrative expenses from $1.4 million for the three months ended June 30, 1999 to $490,000 for the same period ended June 30, 2000. General and administrative expenses consist primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization, insurance, legal and accounting fees and other overhead. The reduction was primarily attributable to the SIL rescission ($670,000), the absorption of certain overhead costs to costs of goods sold ($122,000), other cost reductions of $121,000, partially offset by increased legal and accounting expenses of $10,000 related to the preparation and filing of the Company's registration statement on Form 10-SB.

         Research and development expense decreased from $174,000 for the period ended June 30, 1999 to $0 for the period ended June 30, 2000. For 2000, all of the Company's research and development efforts have been paid through contracts with various customers.

LIQUIDITY AND CAPITAL RESOURCES

         Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements which are a part of this report for further information regarding the liquidity and capital resources of the Company.

SIX MONTHS ENDED JUNE 30, 2000 -VS- SIX MONTHS ENDED JUNE 30, 1999

         Net decrease in cash during the six months ending June 30, 2000 was $2,000, compared to a net decrease of $95,000 for the six months ended June 30, 1999. Net cash provided by operating activities totaled $335,000 for the six months ended June 30, 2000, an increase of $568,000 as compared to $233,000 used by operating activities during the six months ended June 30 1999. This improvement is attributable primarily to increased sales volume generated by the CHIPSat program, sales to the Office of Space Launch and other programs as well as the elimination of negative operating cash flows generated by the SIL subsidiary.

         Net cash used in investing activities totaled $6,000 during the six months ended June 30, 2000, compared to $28,000 used during the six months ended June 30, 1999, a decrease in cash used of $22,000. This difference is attributable to a reduction in the purchase of fixed assets.

         Net cash used in financing activities totaled $331,000 for the six-month period ending June 30, 2000, a decrease of $498,000 from the $167,000 provided by financing activities during the six-month period ending June 30, 1999. This decrease is attributable to a difference of $242,000 in the issuance of common stock, a difference of $389,000 in funds provided by related parties, a reduction of $143,000 in proceeds from notes payable offset by a difference of $276,000 in all other financing activities.

         At June 30, 2000, the Company's cash was $101,000 as compared to $12,000 at June 30, 1999, an increase of $89,000. At June 30, 2000, the Company has accounts receivable of $185,000 and accounts payable with accrued expenses of $425,000.

THREE MONTHS ENDED JUNE 30, 2000 -VS- THREE MONTHS ENDED JUNE 30, 1999

         Net increase in cash during the three months ending June 30, 2000 was $83,000, compared to a net decrease of $27,000 for the three months ended June 30, 1999. Net cash provided by operating activities totaled $110,000 for the three months ended June 30, 2000, a reduction of $85,000 as compared to $195,000 provided by operating activities during the three months ended June 30 1999. This reduction is primarily the result of increases in customer deposits at SIL in 1999.

         Net cash used in investing activities totaled $3,000 during the three months ended June 30, 2000, compared to $16,000 used during the three months ended June 30, 1999, a decrease in cash used of $13,000. This difference is attributable to a reduction in the purchase of fixed assets.

         Net cash used in financing activities totaled $25,000 for the three month period ending June 30, 2000, a decrease of $183,000 from the $208,000 used by financing activities during the three-month period ending June 30, 1999. This decrease is attributable primarily to the reduction of a bank overdraft facility in 1999.

         At June 30, 2000, the Company's cash was $101,000 as compared to $12,000 at June 30, 1999, an increase of $89,000. At June 30, 2000, the Company has accounts receivable of $185,000 and accounts payable with accrued expenses of $425,000.

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

         To execute the Company's total strategy of small, capable, low-cost satellites and propulsion systems, the Company requires significant funding. The current estimate is over $20 million which could come from a combination of private or public equity placements, commercial project financing and government program funding. At this time, the Company does not have a commitment from any placement agent or underwriter to implement any additional public offering or from any government agency to obtain significant additional program funding for its products.

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

         The Company's opportunity to continue as a going concern depends upon its ability to consummate additional funding. This funding can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. As of June 30, 2000, the Company's backlog of business was approximately $4.1 million. During the first six months of 2000, the Company has won $500,000 of additional business and obtained $305,000 in California grant funds. It currently has over $15 million in outstanding commercial and government proposals and is preparing to submit an additional $20 million by the end of August 2000. The Company has outstanding grant proposals of $250,000.

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 17, 2000, stockholders at the Company's Annual Meeting of Shareholders, voted to:


         1. Re-elect James W. Benson, Charles H. Lloyd, Stanley W. Dubyn and Wesley T. Huntress as members of the Board of Directors;
         2. Approve Nation Smith Hermes Diamond, Accountants and Consultants, P.C. as the Company's independent public accountants for the fiscal year ending December 31, 2000; and
         3. To approve an amendment to the Company's Stock Option Plan of 1999 to increase the number of common shares subject to the plan from one million to thirty percent of the total outstanding shares, to be adjusted annually by the Company's Board of Directors.

ITEM 5.    OTHER INFORMATION

On May 9, 2000, SpaceDev announced that its Form 10-SB registration statement cleared comments with the U.S. Securities & Exchange Commission. As a result of the filing and effectiveness of the registration statement, SpaceDev, Inc. is now a fully reporting company under the Securities Exchange Act of 1934. Effective June 26, 2000 SpaceDev was added to the securities traded on the Nasdaq OTCBB quotation system, and currently trades under the symbol "SPDV."

On June 29, 2000 SpaceDev announced that Mr. David B. Smith had been named to the newly created position of Chief Technical Officer. He assumed the role as Vice President of Engineering with responsibility for consolidating overall company technical activities, and to ensure the development of quality hardware and flight systems.One of Smith's first duties was to assume management responsibilities for the company's commercial deep space missions, including the company's commercial Lunar, asteroid and Mars exploration initiatives. Mr. Smith's thirty-eight year career has focused on multiple deep space and Earth-orbiting missions including Apollo, MVM, Viking, Voyager, Galileo, and two shuttle radar missions: STS 59 & 68. He was awarded NASA's Exceptional Achievement medal for his leadership and management skills for the Earth orbiting shuttle missions. His activities on these missions ranged from navigation, mission design, systems engineering to the development and delivery of the central computer system (CDS) to the Galileo spacecraft.

On July 31, 2000, SpaceDev announced that the National Reconnaissance Office
(NRO) granted SpaceDev two separate, follow-on awards of over $400,000 each for further hybrid rocket engine design and development. These awards directly follow SpaceDev's recently completed NRO contracts related to SpaceDev advanced hybrid rocket applications and its orbital transfer vehicle work. California's Western Commercial Space Center (WCSC) has awarded SpaceDev a $200,000 grant to help build-out and equip its satellite and space vehicle manufacturing facilities.

Under NRO contracts and a recent $105,000 award from the California Space & Technology Alliance (CSTA), SpaceDev will perform hybrid motor test firings and evaluation. Hybrid motors could be a critical technology for on-orbit maneuvers and orbital transfers, and long-term on-orbit storage for SpaceDev and its government and commercial customers. SpaceDev will also develop specific mission and utility analyses to support NRO objectives.

The Employment contract for Mr. James Benson was amended by the SpaceDev Board of Directors at its meeting on July 16, 2000. The amended agreement provides for the grant of options to purchase up to 4,000,000 shares of the Company's common stock upon the occurrence of certain events. Such options would be immediately exercisable upon grant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         10.1  Employment Agreement between James W. Benson and Registrant
         27.1    Financial Data Schedule

   (b)   Reports on Form 8-K

         A Current Report on Form 8-K dated May 19, 2000 was filed with the Commission under Item 5 (other events), regarding the resignation of its Vice-President, Jan A. King.

         A Current Report on Form 8-K dated June 28, 2000 was filed with the Commission under Item 5 (other events), regarding the appointment of its Chief Technical Officer, Dave Smith, and reinstatement of its common stock on the OTCBB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SPACEDEV, INC.
                                   Registrant



Dated: August 9, 2000                 /S/ James W. Benson
                                   ----------------------------
                                   James W. Benson
                                   Chief Executive Officer



Dated: August 9, 2000                 /S/ Charles H. Lloyd
                                   ----------------------------
                                   Charles H. Lloyd
                                   Chief Financial Officer