Form 10QSB
period 2000-09-30
SPACEDEV INC
filed 2000-11-08
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to __________________
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

(Issuer's telephone number) (858) 375-2030.
                            ---------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,949,993 shares of Issuer's voting common stock were outstanding on October 30, 2000.


                                 SPACEDEV, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

INDEX                                                                                                          PAGE
-----                                                                                                          ----

PART I - FINANCIAL INFORMATION
   ITEM 1. - Financial Statements (Unaudited).....................................................................1
       Condensed Consolidated Balance Sheets at September 30, 2000 and 1999.......................................1
       Condensed Consolidated Statements of Operations for September 30, 2000 and 1999............................3
       Condensed Consolidated Statements of Cash Flows for September 30, 2000 and 1999............................4
       Notes to Condensed Consolidated Financial Statements.......................................................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations.....................................................................................11

PART II - OTHER INFORMATION

   ITEM 1. Legal Proceedings.....................................................................................18
   ITEM 2. Changes in Securities.................................................................................18
   ITEM 3. Defaults Upon Senior Securities.......................................................................20
   ITEM 4. Submission of Matters to Vote of Security Holders.....................................................20
   ITEM 5. Other Information.....................................................................................20
   ITEM 6. Exhibits and Reports on Form 8-K......................................................................20

Signatures.......................................................................................................21


ITEM 1.   FINANCIAL STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

SEPTEMBER 30,                                                      2000                 1999
-----------------------------------------------------------------------------------------------
                                                                                    <C.
ASSETS (Note 3)
CURRENT ASSETS
   Cash                                                        $   161,763          $   112,502
   Accounts receivable                                             287,284            1,107,263
   Inventory                                                             -              178,995
   Prepaid assets and other current assets                          17,862               65,131
------------------------------------------------------------------------------------------------

Total current assets                                               466,909            1,463,891

FIXED ASSETS - NET                                               2,142,164            2,289,221

INTANGIBLE ASSETS - NET                                          1,653,368            4,392,987

OTHER ASSETS                                                        67,905              130,321
------------------------------------------------------------------------------------------------

                                                                $4,330,346           $8,276,420
================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.



                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS, CONT'D.
                                   (UNAUDITED)


SEPTEMBER 30,                                                                 2000                1999
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft facility                                                $           -         $    9,335
   Line of credit (Note 3)                                                       83,195            121,410
   Current portion of notes payable (Note 4(a))                                   7,200          1,299,464
   Current portion of acquisition price payable                                       -            750,000
   Current portion of capitalized lease obligations                              40,712             28,087
   Accounts payable and accrued expenses                                        507,854            625,551
   Billings in excess of costs incurred
     and estimated earnings (Note 2)                                              6,301                  -
   Customer deposits and deferred revenue                                         5,000            880,005
   Accrued payroll, vacation and related taxes                                  115,825            482,709
   Related party note payable (Note 4(b))                                        80,000            627,500
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                       846,087          4,824,061

NOTE PAYABLE, LESS CURRENT MATURITIES (Note 4(a))                             2,281,080            960,000
RELATED PARTY NOTE PAYABLE, LESS CURRENT MATURITIES (Note 4(b))                 515,992                  -
CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                           65,439              2,581
ACQUISITION PRICE PAYABLE, LESS CURRENT MATURITIES                                    -            250,000
OTHER LIABILITIES                                                                     -             54,343
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                             3,708,598          6,090,985

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.001 par value; 10,000,000
     shares authorized; no shares issued and outstanding                              -                  -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized; 13,948,993 and 14,507,438 shares issued
     and outstanding, respectively                                                1,394              1,485
   Additional paid-in capital                                                 7,258,342          7,431,574
   Additional paid-in capital - stock options                                   750,000            750,000
Deferred compensation                                                          (250,000)          (250,000)
   Accumulated deficit                                                       (7,137,988)        (5,751,652)
   Accumulated other comprehensive income:
     Cumulative foreign currency translation adjustments                              -              4,028
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                      621,748          2,185,435
-----------------------------------------------------------------------------------------------------------

                                                                             $4,330,346         $8,276,420
===========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.


                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                     Nine Months Ended
                                                         -------------------------------       -----------------------------
                                                         September 30,     September 30,       September 30,   September 30,
                                                             2000              1999               2000              1999
----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                $ 1,141,746       $ 1,004,668         $ 3,086,110      $ 3,044,407

Cost of sales                                                737,006           640,765           1,759,124        1,650,085
----------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                 404,740           363,903           1,326,986        1,394,322
OPERATING EXPENSES
   General and administrative                                327,960         1,373,200           1,297,216        3,949,912
   Research and development                                        -           114,639                   -          395,638
----------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                     327,960         1,487,839           1,297,216        4,345,550
----------------------------------------------------------------------------------------------------------------------------

INCOME/(LOSS) FROM OPERATIONS                                 76,779        (1,123,936)             29,770      (2,951,228)
----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                          (90,296)          (91,441)          (233,476)        (246,715)
   Other income - net                                              -           105,419                   -          260,924
----------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                                 (90,296)           13,978           (233,476)           14,209
----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                 $   (13,517)      $(1,109,958)        $  (203,706)     $(2,937,019)
============================================================================================================================
NET LOSS PER SHARE                                       $     (.00)       $      (.07)        $      (.01)     $      (.29)
============================================================================================================================

Weighted-Average Shares Outstanding                       13,949,200        14,852,298          13,949,062       10,173,541
============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                ----------------------------
                                                                September 30,   September 30,
                                                                   2000             1999
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                       $ (203,706)    $ (2,937,019)
 Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                  623,841        1,423,908
    Common stock issued for
      compensation and services                                     90,271          164,207
    Change in operating assets
      and liabilities                                              (90,809)         876,286
--------------------------------------------------------------------------------------------

Net cash provided by (used in)
  operating activities                                             419,597         (472,618)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of fixed assets                                         (33,136)         (66,284)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (payments) from bank lines of credit                    (158,220)          21,410
 Proceeds (payments) from related party note
   payable                                                        (122,010)         390,500
 Payments on notes payable                                         (23,720)         (51,199)
 Payments on capitalized lease obligations                         (23,635)         (41,349)
 Proceeds from notes payable                                             -          143,000
 Proceeds from issuance of common stock                                  -          554,936
 Decrease in bank overdraft facility                                     -         (467,963)
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               (327,585)         549,335
--------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                  -           (4,470)
--------------------------------------------------------------------------------------------

Net increase in cash                                                58,876            5,963
--------------------------------------------------------------------------------------------

CASH AT BEGINNING OF PERIOD                                        102,887          106,539
--------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                           $  161,763       $  112,502
============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.


                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                              ------------------------------
                                                              September 30,   September 30,
                                                                  2000            1999
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest                                                      $   202,852     $  201,987



NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2000 and 1999, the Company issued 1,000 and 7,074 shares of stock for expense of $1,181 and $11,192, respectively.

During the nine months ended September 30, 2000 and 1999, the Company issued 70,048 and 30,656 shares of stock for expense of $90,272 and $164,207, respectively.

During the nine months ended September 30, 2000, the Company financed the acquisition of $6,946 and $100,679, respectively, of fixed assets with capitalized leases.

During the nine months ended September 30, 1999, the Company financed $317,000 of additions to construction in progress with a long-term loan.

================================================================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SPACEDEV, INC. ("the Company") include the accounts of the Company and its wholly-owned subsidiaries. The 1999 condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integrated Space Systems, Inc. (ISS) (a California corporation) and Space Innovations Limited
(SIL) (a United Kingdom entity). The Company disposed of its interest in Space Innovations Limited on December 17, 1999. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-SB filed on April 28, 2000 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months and the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of September 30, 2000 and 1999 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $379,178 as of September 30, 2000, and incurred a net loss of $203,706 for the nine months then ended. These conditions raise doubt about the Company's ability to continue as a going concern. Subsequent to September 2000, management intends to raise additional financing through a combination of public and private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on reported total assets or net loss.

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

Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. At September 30, 2000, billings in excess of costs incurred and estimated earnings were $6,301.

3.    LINE OF CREDIT

In November 1998, the Company (through ISS) obtained a bank line of credit in the amount of $250,000, which matured in November 1999 and was renewed until October 26, 2000. At September 30, 2000 and 1999, the outstanding balance on the line of credit was $83,195 and $121,410, respectively. On October 20, 2000, the line of credit was paid in full and management is currently negotiating a new line of credit.

The line of credit was secured by all of the assets of ISS. The Company and a major stockholder also guaranteed the line. The interest rate under the line of credit was prime (9.50% at September 30, 2000) plus 2.00%.

4.    NOTES PAYABLE

(a)   BUILDING NOTES

On December 21, 1998, the Company borrowed $1,300,000 from a lender to finance the purchase of its facility in Poway, California. The note called for monthly payments and a balloon payment on December 21, 1999. The note accrued interest at 13%. The note continued on a month-to-month basis until it was paid in full on February 23, 2000.

On February 23, 2000, the Company signed a $1,330,000 note with a new lender to refinance the aforementioned debt. The note calls for 300 monthly payments with interest at the bank's prime rate (9.50% at September 30, 2000) plus 1.50%. The note matures on March 1, 2025. The outstanding balance on this loan at September 30, 2000 was $1,330,000.

In December 1998, the CEO of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and calls for 59 monthly interest payments at 12.23% and a balloon payment of $505,000, including interest, on December 17, 2003. At September 30, 2000 and 1999, the outstanding balance on this loan was $499,671 and $500,000, respectively.

In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan calls for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At September 30, 2000 and 1999, the outstanding balance on this loan was $458,609 and $460,000, respectively.

(b)   RELATED PARTIES

The Company had notes payable to the Chairman and a former key employee. At September 30, 2000 and 1999, the balances were $595,992 and $627,000, respectively, with interest between 4% and 10%. As part of a February 2000 Separation and Release Agreement with the former key employee, $70,000 of principal and accrued interest was paid in monthly installments through July 2000.

         Future minimum principal payments on all notes payable are as follows:

         TWELVE MONTHS ENDING
         SEPTEMBER 30,
         -----------------------------------------------------------------------
              2001                                               $  87,200
              2002                                                  84,759
              2003                                                  83,670
              2004                                               1,043,301
              2005                                                  86,520
              Thereafter                                         1,498,822
         -----------------------------------------------------------------------
                                                                $2,884,272
         =======================================================================

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

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
         ---------------------------------------------------------------------------------
         (IN THOUSANDS)                              SMD          ISS         Total
         ---------------------------------------------------------------------------------
         Net revenue from external
           customers                             $   753        $   389      $  1,142
         Depreciation and
           amortization expense                       30            176           206
         Segment profit (loss)                   $    (4)       $   (10)     $    (14)
                                                 =========================================
         ---------------------------------------------------------------------------------
                                                    SMD           ISS           Total
         ---------------------------------------------------------------------------------
         Geographic Information:
           Revenue
         ---------------------------------------------------------------------------------
           United States                         $   753        $   389      $  1,142
           United Kingdom                              -              -             -
                                                 -----------------------------------------
                                                 $   753        $   389      $  1,142
                                                 =========================================

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
         ---------------------------------------------------------------------------------
         (IN THOUSANDS)                              SMD          ISS         Total
         ---------------------------------------------------------------------------------
         Net revenue from external
           customers                             $ 2,112        $   974      $  3,086
         Depreciation and
           amortization expense                       84            540           624
         Segment profit (loss)                   $    19        $  (233)     $   (204)
                                                 =========================================

                                                    SMD           ISS           Total
         ---------------------------------------------------------------------------------
         Geographic Information:
           Revenue
         ---------------------------------------------------------------------------------
           United States                         $ 2,112        $   974      $  3,086
           United Kingdom                              -              -             -
                                                 -----------------------------------------
                                                 $ 2,112        $   974      $  3,086
                                                 =========================================


         SEPTEMBER 30, 2000
         ---------------------------------------------------------------------------------
         Total segment assets                    $ 2,606        $ 1,888      $  4,494
         Less intersegment assets                   (164)             -          (164)
                                                 -----------------------------------------
         Net segment assets                      $ 2,442        $ 1,888      $  4,330
                                                 =========================================

         Long-lived Assets
         ---------------------------------------------------------------------------------
           United States                         $ 2,228        $ 1,635      $  3,863
           United Kingdom                              -              -             -
                                                 -----------------------------------------
                                                 $ 2,228        $ 1,635      $  3,863
                                                 =========================================


         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
         ---------------------------------------------------------------------------------
         (IN THOUSANDS)                              SMD       ISS       SIL       Total
         ---------------------------------------------------------------------------------
         Net revenue from external
           customers                             $     -     $   181    $   824    $ 1,005
         Depreciation and
           amortization expense                       19         184        283        486
         Segment profit (loss)                   $  (412)    $  (265)   $  (433)   $(1,110)
                                                 =========================================

         ---------------------------------------------------------------------------------
                                                    SMD        ISS                 Total
         ---------------------------------------------------------------------------------
         Geographic Information:
           Revenue
         ---------------------------------------------------------------------------------
           United States                         $     -     $   181    $     -    $   181
           United Kingdom                              -           -        824        824
                                                 -----------------------------------------
                                                 $     -     $   181    $   824    $ 1,005
                                                 =========================================




         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         ---------------------------------------------------------------------------------
         (IN THOUSANDS)                              SMD       ISS       SIL       Total
         ---------------------------------------------------------------------------------
         Net revenue from external
           customers                             $     -     $   634    $ 2,410    $ 3,044
         Depreciation and
           amortization expense                       57         552        815      1,424
         Segment profit (loss)                   $(1,278)    $  (604)   $(1,055)   $(2,937)
                                                 =========================================

         Geographic Information:
           Net revenue
         ---------------------------------------------------------------------------------
           United Kingdom                        $     -     $     -    $ 2,410    $ 2,410
           United States                               -         634          -        634
                                                 -----------------------------------------
                                                 $     -     $   634    $ 2,410    $ 3,044
                                                 =========================================


         SEPTEMBER 30, 1999
         ---------------------------------------------------------------------------------
         Total segment assets                    $ 6,614     $   428    $ 1,558    $ 8,600
         Less intersegment assets                   (104)       (220)                 (324)
                                                 -----------------------------------------
         Net segment assets                      $ 6,510     $   208    $ 1,558    $ 8,276
                                                 =========================================

         Long-lived Assets
         ---------------------------------------------------------------------------------
           United States                         $ 2,118     $ 2,373    $     -    $ 4,491
           United Kingdom                              -           -      2,321      2,321
                                                 -----------------------------------------
                                                 $ 2,118     $ 2,373    $ 2,321    $ 6,812
                                                 =========================================


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

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin no. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 is effective no later than the quarter ended December 31, 2000. Since the Company is substantially in compliance with SAB 101, management believes the adoption of SAB 101 will not have a material effect on the consolidated financial statements.

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

OVERVIEW

         During 1998, SpaceDev acquired Integrated Space System ("ISS") and Space Innovation Limited ("SIL"). On February 7, 1998, the Company issued 2,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of ISS. ISS provides engineering and technical services related to space-based systems, primarily launch vehicle integration. The fair value of the shares issued was $1.8125 per share, calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,625,000. The excess of the calculated purchase price of the approximately $164,000 of net assets acquired was capitalized as goodwill and is being amortized over sixty months.

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

         In 1998, SpaceDev entered into a fixed price contract with the Jet Propulsion Laboratory ("JPL") to provide mission support for the Deep Space Tracking Network. JPL's main task was to coordinate the NEAP mission trajectory analysis into their Deep Space Network Plan. SpaceDev paid JPL $10,000 for this phase of work. The nature of the contract is highly technical. Quoting from the statement of work: "Supported work will focus on NEAP telecommunications system analysis and Deep Space Network/Advanced Multi-Mission Operations System ("DSN/AMMOS") mission support assessment." In plain English, this means JPL will work to understand NEAP communications needs in relation to other missions which might be flying at the same time, relative to the Deep Space Network capacity to handle multiple missions simultaneously. This is a standard study performed in advance of all proposed deep space missions.

         On November 20, 1998, SpaceDev initiated its DSN support contract with JPL. The total cost of the effort was agreed to be $35,000. Approximately one-third of the work has been performed to-date at a cost to SpaceDev of $10,000. As additional planning work is required to be performed by JPL under the contract, to stay current with the NASA and JPL planning process as it moves forward, more of the agreed upon tasks will be performed by JPL. SpaceDev will pay the remaining balance of $25,000 as those tasks are completed by JPL, which could extend through the end of 2001.

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

         In November 1999, SpaceDev was awarded a $4,995,868 million mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. The CHIPSat contract will conclude on December 31, 2003. Revenues for 2000, 2001 and 2002 are expected to be approximately, $2.0 million, $ 1.4 million and $1.1 million. The payments on the contract are made on a monthly basis according to a preset payment schedule. This was the Company's first production contract. As a result, the Company is taking a conservative approach to accounting for the contract and will not be taking any profit on the contract in 2000. The Company will review this position on a quarterly basis and will adjust its position when it has a better assessment of the costs related to the project. The company will conduct an extensive review on the contract during the Fourth Quarter of 2000 and will report the results at the end of the year.

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

         The significant components of the amount recorded in 1999 as a reduction to additional paid-in capital are as follows:

    Loss on unamortized goodwill                                 $ (1,929,000)
    Gain on extinguishment of acquisition price payable             1,000,000
    Net liabilities disposed of from SIL                              506,000
                                                                 --------------
                                                                 $   (423,000)
                                                                 ==============

         The Company was previously a guarantor on a bank line of credit used to finance SIL's operations. Under terms of the Release Agreement, SIL agreed to apply 25 percent of the proceeds from each payment received on a specific contract until the bank loan was paid in full. Once the loan had been paid in full, the loan agreement was to be terminated, releasing the Company's guarantor obligation. At December 31, 1999, the outstanding balance on the bank line of credit was approximately $386,000, maturing on January 18, 2001 with interest at the bank's prime (8.5% at December 31, 1999) plus 1.25 percent. On October 5, 2000 the amount of the line guaranteed by the Company was paid down to $0 and the loan agreement has been terminated.

         In July 2000, the Company was awarded two contracts from the Office of Space Launch of the National Reconnaissance Office for a total of approximately $800,000 these contracts are expected to be completed in the second quarter of 2001. This work is a continuation of a previous contract concerning the development of hybrid space propulsion technology.

RESULTS OF OPERATIONS

         Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements, which are a part of this report for further information regarding the results of operations of the Company.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         During the nine months ended September 30, 2000, the Company had net sales of $3.1 million as compared to net sales of $3.0 million for the same nine months in 1999. Sales in 2000 were comprised of $1.6 million from the CHIPSat program, $572,000 from research and development performed for the Office of Space Launch ("OSL"), $250,000 from the Boeing Company for a joint study of beyond Earth Orbit commercial missions and $650,000 for all other programs. In 1999, $2.4 million of sales was from the SIL subsidiary, which is no longer a part of the Company. The remainder of 1999 sales--$630,000--was from a contract with the Jet Propulsion Laboratory ($145,000), contract work for International Launch Services ($185,000) and the remainder from other projects.

         During the nine months ended September 30, 2000, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $1.8 million and $1.7 million in the same period in 1999. This changes were primarily due to higher CHIPSat and other project sales volume ($742,000) and a reclassification of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold ($685,000). The increase was largely offset by a $1.3 million reduction in cost of goods sold due to the SIL rescission.

         During the nine months ended September 30, 2000, the Company had a net loss of $204,000, compared to a net loss of $2.9 million for the same period in 1999. The reduction in the net loss was due to the rescission of the SIL acquisition agreement, which reduced the loss by $1.1 million, and an increase in the volume of sales from the CHIPSat program and the Office of Space Launch, which absorbed a significant portion of the company's overhead costs.

         The Company experienced a decrease in general and administrative expenses from $3.9 million for the nine months ended September 30, 1999 to $1.3 million for the same period ended September 30, 2000. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization of acquisition costs, insurance, legal and accounting fees and other overhead. The reduction was primarily attributable to the SIL rescission ($1.9 million), a reclassification of certain overhead costs to costs of goods sold ($685,000) and other cost reductions of $58,000, partially offset by increased legal and accounting expenses of $50,000 related to the preparation and filing of the Company's registration statement on Form 10-SB.

         Research and development expense decreased from $396,000 for the period ended September 30, 1999 to $0 for the period ended September 30, 2000. For 2000, all of the Company's research and development efforts have been paid through contracts with various customers.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30,1999

         During the three months ended September 30, 2000, the Company had net sales of $1.1 million as compared to net sales of $1.0 million for the same three months in 1999. Sales in 2000 were comprised of $564,000 from the CHIPSat program, $138,000 from the Boeing contract for a joint study of beyond Earth Orbit commercial missions, $257,000 from the OSL and $193,000 from all other programs. In 1999, $829,000 of sales was from the SIL subsidiary, which is no longer, a part of the Company. The remainder of 1999 sales--$175,000--was from all other programs.

         During the three months ended September 30, 2000, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $737,000 and $641,000 in the same period in 1999. This increase was primarily due to higher CHIPSat and other project sales volume ($402,000) and a reclassification of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold ($275,000). The increase was largely offset by a $581,000 reduction in cost of goods sold due to the SIL rescission.

         During the three months ended September 30, 2000, the Company had a net loss of $14,000, compared to a net loss of $1.1 million for the same period in 1999. The reduction in the net loss was due to the rescission of the SIL agreement, which reduced the loss by $ 434,000, and an increase in the volume of sales from the CHIPSat, Office of Space Launch and Boeing programs, which absorbed a significant portion of the company's overhead costs.

         The Company experienced a decrease in general and administrative expenses from $ 1.4 million for the three months ended September 30, 1999 to $326,000 for the same period ended September 30, 2000. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization of acquisition costs, insurance, legal and accounting fees and other overhead. The reduction was primarily attributable to the SIL rescission ($734,000), a reclassification of certain overhead costs to costs of goods sold ($275,000) and other cost reductions of $37,000.

         Research and development expense decreased from $115,000 for the period ended September 30, 1999 to $0 for the period ended September 30, 2000. For 2000, all of the Company's research and development efforts have been paid through contracts with various customers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 1999 financial position raises "substantial" doubt about its ability to continue as a going concern". Management believes that this condition remains at September 30, 2000. The Company's opportunity to continue as a going concern depends upon our ability to consummate additional funding. This funding can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

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

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin no. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended December 31, 2000. Since the Company is substantially in compliance with SAB 101, Management believes the adoption will not have a material effect on the consolidated financial statements.

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

         Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,000,000 consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $108,000 in 2000 from $1,892,000 at December 31, 1999 to $2,000,000 at September
30, 2000.

         Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements, which are a part of this report for further information regarding the liquidity and capital resources of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2000 -VS.- NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net increase in cash during the nine months ending September 30, 2000 was $59,000, compared to a net increase of $6,000 for the nine months ended September 30, 1999. Net cash provided by operating activities totaled $420,000 for the nine months ended September 30, 2000, an increase of $893,000 as compared to $473,000 used by operating activities during the nine months ended September 30, 1999. This improvement is attributable primarily to increased sales volume generated by the CHIPSat program and sales to the Office of Space Launch, as well as the elimination of negative operating cash flows generated by the SIL subsidiary.

         Net cash used in investing activities totaled $33,000 during the nine months ended September 30, 2000, compared to $66,000 used during the nine months ended September 30, 1999, a decrease in cash used of $33,000. This difference is attributable to a reduction in the purchase of fixed assets.

         Net cash used in financing activities totaled $328,000 for the nine-month period ending September 30, 2000, a decrease of $877,000 from the $549,000 provided by financing activities during the nine-month period ending September 30, 1999. This decrease is attributable to issuing no common stock in 2000 ($555,000) and a reduction of $513,000 in funds provided by related parties partially offset by $183,000 in all other financing activities.

         At September 30, 2000, the Company's cash, which includes cash reserves and cash available for investment, was $162,000 as compared to $113,000 at September 30, 1999, an increase of $49,000. At September 30, 2000, the Company has accounts receivable of $287,000 and accounts payable of $508,000.

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

           During the years ended December 31, 1999 and December 31, 1998, the Company raised $1,076,934 (including proceeds from the 504 Colorado offering described above) through private sales of stock. To execute the company's total strategy of small, capable, low-cost satellites and launch systems, the company requires significant funding. The current estimate is over $20 million, which could come from a combination of private or public equity placements, commercial project financing and government program funding. At this time, the Company does not have a commitment from any placement agent or underwriter to implement any additional public offering or from any government agency to obtain significant additional program funding for its products.

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

           The Company's opportunity to continue as a going concern depends upon its ability to consummate additional funding. This funding can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. As of September 30, 2000, the Company's backlog of business was approximately $4.0 million, as opposed to approximately $5.5 million as of fiscal year end 1999. During the first nine months of 2000, the Company has won $1.3 million of additional business and obtained over $300,000 in California grant funds. It currently has over $20 million in outstanding commercial and government proposals and is preparing over $30 million in additional bids to be submitted before the end of the year.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 1999, Space Innovations Limited ("SIL"), a then subsidiary of Registrant, won a contract to build the satellite bus (structural chassis and some avionics) for an Australian domestic spacecraft project, FedSat. SIL was to deliver the bus to the Cooperative Research Center for Satellite Systems ("CRCSS") in early 2000, and FedSat was intended to be launched as a secondary or "piggyback" satellite on a National Space Development Agency of Japan ("NASDA") H-IIA rocket in November 2000. In connection with the CRCSS agreement, SIL was required to provide a performance bond and, as SIL's parent corporation, Registrant obtained a performance bond from Technical & General Guarantee Company Limited, an English company ("T&G"). In conjunction with that guarantee, Registrant was required to enter into a Deed of Counter Indemnity with T&G providing for the indemnification of T&G against any losses, costs, damages, expenses and demands arising out of SIL's actual and contingent liability under the performance bond.

         On December 17, 1999, the Company's Board of Directors entered into a Mutual Release and Rescission of Agreement ("Release Agreement") to rescind the original acquisition of SIL, effective October 1, 1998. SIL has since filed for bankruptcy under the laws of England. On or about September 5, 2000, Registrant received a demand from T&G under the Deed of Counter Indemnity for $300,000 Australian Dollars (approximately $162,600 United States Dollars) based on SIL's alleged failure to perform under the contract. Registrant is in the process of investigating the claim(s) made against the performance bond upon which this demand is being made. In the event Registrant is required to indemnify T&G on the demand, it is Registrant's intention to pursue indemnification against SIL to the extent allowed by the bankruptcy laws of England.

ITEM 2.  CHANGES IN SECURITIES

         Pursuant to its employment agreement with its President, Stanley W. Dubyn, the Company granted Mr. Dubyn options to purchase a total of 400,000 shares of its $0.0001 par value common stock with an exercise price equal to the fair market value (five-day trading average) of its common stock on the grant date, March 1, 2000. Mr. Dubyn's options were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

         On August 1, 2000, the Company granted options to purchase 250,000 shares of its $.0001 par value common stock to Charles H. Lloyd, its Chief Financial Officer and Chief Executive Officer of Integrated Space Systems, Inc. ("ISS"), the Company's wholly owned subsidiary. The options were issued pursuant to the terms of Mr. Lloyd's employment agreement with ISS, and will vest three months from the grant date.

         All options issued to Mr. Lloyd and Mr. Dubyn were issued pursuant to the Company's Stock Option Plan of 1999 (the "Plan"), for which the Company filed a registration statement on Form S-8 on October 5, 2000. In addition, the Company has granted options to the following employees pursuant to the Plan:

                                              Number of Shares Upon Exercise of
Name                                                Options to be Offered
----                                                ---------------------

Jeffery Janicik(1)                                       25,000
Simon Dawson(2)                                           6,000
Katie R. McNeil-Longacre(2)                               2,000
Garnet Parker(2)                                          2,000
Jonathan Wolf(2)                                          4,000
Terrance Yee(2)                                           2,000
William Clarke(2)(3)                                        400
Chris Grainger(2)(3)                                      3,000
Ann Marie Mora(2)(4)                                        800
Wendy C.Y Tse(2)(4)                                         800
Robert Davis(2)(5)                                        2,000


(1) On January 10, 2000, Mr. Janicik entered into an employment agreement with the Company whereby he was to receive an option to purchase up to 25,000 shares of the Company's common stock at a purchase price of $1.0312. Mr. Janicik's options vest at a rate of 5,000 options every three months, beginning on the three-month anniversary date of the date of grant. However, Mr. Janicik's options were inadvertently left unissued until April 24, 2000, at which time an option was issued for only 5,000 shares; a second option was issued for 5,000 shares on July 24, 2000. The Company and Mr. Janicik entered into an addendum to his employment agreement on November 6, 2000 in order to correct the mistake, and the options were re-issued as of January 10, 2000 on the terms described above. The options previously issued to Mr. Janicik were submitted to the Company for cancellation.
(2) On May 3, 2000 and August 3, 2000, the Company issued options to certain of its employees pursuant to a policy whereby employees will receive a total of five installments of options tp be granted every three months of employment. All options issued pursuant to this policy are issued at the five-day average closing price of the Company's common stock on the Over-the-Counter Bulletin Board on date of grant. All options issued pursuant to this policy will vest on the third-month anniversary of the date of grant.
(3)      Represents employees of ISS.
(4) Ms. Mora and Ms. Tse have left their employment with ISS, and will not continue to receive options from the Company.
(5) Mr. Davis will receive five installments of options pursuant to his employment contract with the Company, for a total of 5,000 shares. To date, Mr. Davis has received two installments of options, starting on May 28, 2000. All options issued pursuant to the employment contract will be issued at the five-day average closing price of the Company's common stock on the date of grant.

All options issued prior to the filing of the registration statement on Form S-8 were issued to the Company's employees under Section 4(2) of the Act for transactions not involving any public offering.

           On May 3, 2000, the Company issued 2,500 shares of common stock to Ned W. Dearborn in exchange for services rendered to the Company. The shares were issued based on the five-day trading average for the shares on the date of his agreement with the Company, and were issued pursuant to Section 4(2) of the Act.

           At its annual meeting on July 16, 2000, the Board of Directors adopted a compensation plan for independent directors whereby they will receive options for attending meetings of the Board as follows: each such director shall receive an option to purchase 5,000 shares for each of two telephonic meetings attended per year, and an option to purchase 10,000 shares for each of two meetings attended in person per year. These directors will not receive additional compensation for attending meetings in excess of those described above. In addition to the above, independent directors will receive $5,000 in options on the date of election or appointment. All such options will be issued pursuant to the Plan at the strike price on the date of the meeting attended, will vest 50% on the first anniversary date of the date of grant and 50% on the second anniversary date of the date of grant and will expire on the five-year anniversary of the grant date. Pursuant to the independent director compensation plan, the Company has granted an option to purchase 5,000 shares to Wesley T. Huntress for his attendance at the annual board of directors meeting and an option to purchase 4,706 shares to Curt Dean Blake upon his appointment to the Board on September 5, 2000 pursuant to Section 4(2) of the Act.

           On August 30, 2000, the Company gifted 1,000 shares of common stock to Zachary A. Thicksten, a former volunteer with the Company, in appreciation for services rendered to the Company. These shares were issued pursuant to
Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Reference is made to the Company's report on Form 10-QSB filed August 10, 2000.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.
-----------

27.0    Financial Data Schedule

(b)      Reports on Form 8-K

A Current Report on Form 8-K dated September 20, 2000 was filed with the Commission under Item 5 (other events), regarding the appointment of Curt Dean Blake to the Company's Board of Directors. Mr. Blake acts as one of two independent directors on the Company's Board.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SPACEDEV, INC.
                                               Registrant



Dated: November 6, 2000                        /s/ James W. Benson
                                               ------------------------------
                                               James W. Benson
                                               Chief Executive Officer



Dated: November 6, 2000                        /s/ Charles H. Lloyd
                                               ------------------------------
                                               Charles H. Lloyd
                                               Chief Financial Officer