Form 10KSB
period 2000-12-31
SPACEDEV INC
filed 2001-04-02
CIK 1031833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the Fiscal Year Ended December 31, 2000

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

     For the transition period from _________________ to ___________________

                        Commission file number 000-28947

                                 SPACEDEV, INC.
                 (Name of small business issuer in its charter)

           Colorado                                          84-1374613
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification number)

    13855 Stowe Drive, Poway, California                      92064
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code: (858) 375-2000

Securities registered under Section 12(b) of the Act:

        Title of each class             Name of each exchange on which
                                           each class is registered

               None.                                None.

Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,893,271

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 12, 2001 was $0.84375, based on the last sale price of $0.9063 as reported by the NASD Over the Counter Bulletin Board.

As of March 28, 2001, Registrant had outstanding 14,072,476 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X ]

                                TABLE OF CONTENTS

PART I
------

ITEM 1.        DESCRIPTION OF BUSINESS..............................................3
-------        -----------------------

   BACKGROUND.......................................................................3
   ----------
   THE COMPANY......................................................................5
   -----------
   VISION STATEMENT.................................................................7
   ----------------
   COMPANY STRATEGY.................................................................7
   ----------------
   PRODUCTS AND SERVICES............................................................8
   ---------------------
   BUSINESS PLAN...................................................................13
   -------------
   MARKET STRATEGIES...............................................................15
   -----------------
   COMPETITION.....................................................................16
   -----------
   SPACEDEV AUSTRALIA..............................................................18
   ------------------
   REGULATION......................................................................19
   ----------
   EMPLOYEES.......................................................................21
   ---------
   INTELLECTUAL PROPERTY...........................................................21
   ---------------------

ITEM 2.        DESCRIPTION OF PROPERTY.............................................21
-------        -----------------------

ITEM 3.        LEGAL PROCEEDINGS...................................................22
-------        -----------------

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................22
-------        ---------------------------------------------------


PART II
-------

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............23
-------        --------------------------------------------------------

   MARKET INFORMATION..............................................................23
   ------------------
   HOLDERS.........................................................................23
   -------
   DIVIDENDS.......................................................................23
   ---------

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........23
-------        ---------------------------------------------------------

   OVERVIEW........................................................................24
   --------
   RESULTS OF OPERATIONS...........................................................26
   ---------------------
   LIQUIDITY AND CAPITAL RESOURCES.................................................27
   -------------------------------
   FORWARD-LOOKING STATEMENTS......................................................28
   --------------------------

ITEM 7.        FINANCIAL STATEMENTS................................................29
-------        --------------------

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.......................29
-------        ---------------------------------------------




PART III
--------

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------        -------------------------------------------------------
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........30
               ----------------------------------------------------------

ITEM 10.       EXECUTIVE COMPENSATION..............................................34
--------       ----------------------

   REMUNERATION PAID TO EXECUTIVES.................................................34
   -------------------------------
   REMUNERATION PAID TO DIRECTORS..................................................36
   ------------------------------
   EMPLOYMENT AGREEMENTS...........................................................36
   ---------------------
   EMPLOYEE BENEFITS...............................................................37
   -----------------

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......37
--------       --------------------------------------------------------------

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................38
---------      ----------------------------------------------

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K....................................39
--------       --------------------------------

INDEX TO FINANCIAL STATEMENTS.....................................................F-1
-----------------------------

SIGNATURES
----------

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         SpaceDev, Inc. (the "Company" or "SpaceDev") was organized under the laws of the State of Colorado on December 23, 1996. It became a publicly traded company in October 1997 and is trading on the Nasdaq OTCBB under the symbol of "SPDV."

         SpaceDev's overall vision is to establish itself as a commercial space exploration and development company operating in small space. The three primary lines of business are:

         o Micro spacecraft and missions,
         o Small hybrid propulsion space systems, and
         o The future development of new commercial revenue generating businesses developed around the Company's new space technologies (due to the number of factors involved, we cannot predict the extent to which we can accomplish this goal with certainty).

         SpaceDev intends to generally follow commercial business practices by submitting fixed-priced delivery bids, as opposed to the traditional methods of government contracting where bids are often submitted on cost plus fixed fee or time and materials basis. The extent to which SpaceDev will bid contracts on a non-fixed price basis cannot be accurately determined at this time, but the overall plan is that this will be done on an exception basis only. SpaceDev intends to generally submit fixed-priced proposals to government agencies and non-government or quasi-government customers. For example, SpaceDev's CHIPSat project with the University of California at Berkeley consists of a commercial-type contract with no FAR (Federal Acquisition Regulations) clauses, even though NASA funds the University's CHIPS project through the auspices of the Explorers Program

         The Company's approach is to provide smaller spacecraft - approximately 250 kg mass and less - and compatible small hybrid propulsion space systems to a growing market of commercial, international, and government customers. The small spacecraft market is supported by the evolution and enabling of micro-electronics, common hardware & software interface standards, and smaller launch vehicles. Reduction of the size and mass of traditional spacecraft electronics (i.e., black boxes) has directly resulted in allowing overall spacecraft size, mass, and volume to be reduced over the past 10 to 15 years. A direct example of the small spacecraft market is evidenced by smaller, lower cost launch vehicles (i.e., rockets) that were not available ten years ago - specifically, launch vehicles such as Pegasus, Taurus, Athena-I, Athena-II, and Minotaur. These launch vehicles are significantly smaller than traditional Titan, Delta, and Atlas classes of launch vehicles, and have been developed specifically to accommodate the smaller spacecraft market (i.e., less than 1,000 kg weight class).

         SpaceDev intends to use common commercial business practices, whenever possible, rather than the government-driven processes that dominate the space industry. SpaceDev seeks to avoid "re-inventing the wheel" on each project and instead intends to rely on existing technologies used in new standardized combinations. Existing technologies include commodities that are readily available to support space flight missions, such as catalog-type components, where the vendor offers a product (or products) which is built to a known specification with standard available interfaces.

         Traditionally, technologies needed to support space missions may have required significant dollar and time investment, thereby increasing the overall cost. These technologies are associated with higher risk, higher development costs, higher maintenance costs, and longer schedule development - whereas use of existing technologies serves to reduce cost, schedule, and most importantly, operational risk since these technologies are proven and have flown in space before.

         Since its inception, a specific SpaceDev objective has been to be the first company to successfully define, implement and execute commercial, low-cost deep-space missions, i.e., missions to the Moon and beyond. All prior beyond earth orbit and deep-space missions to date - U.S. and foreign - have been government-defined, government funded, and relatively expensive. At the beginning of the space age, all satellites were launched and operated by governments. After the first commercial communications satellite was put into service, the private sector became actively involved in designing, launching and operating communications satellites. Following this trend is the space telecommunications sector that began decades ago, and more recently, the space remote-sensing sector (e.g., EarthWatch, Orbview, and Space Imaging) - consisting of satellites that gather data about weather, crops, terrain elevations, temperatures, etc.

            Key to our strategy is a strong focus on smaller, capable, affordable satellites and propulsion systems addressing the deep space and Earth-orbiting markets. Smaller satellites are also a key element of enabling lower cost Earth-orbiting missions, for which demand is rising. Demand for lower cost earth-orbiting missions is increasing from both the government and commercial sectors. NASA has several earth orbiting programs, including New Millennium EO-1, SMEX, NPOESS Preparatory Bridge, ESSP, UNEX, and UNESS. NASA's University-Class Explorer program, or UNEX are investigations characterized by definition, development, launch service, and mission operations and data analysis costs not to exceed $13 million total cost to NASA. University-class Explorer missions will be launched by a variety of low-cost methods. Initially, one launch per year is anticipated. A long term goal is to achieve multiple launches per year for this class of Explorer missions with a substantially lower cost per mission. The CHIPSat satellite being built by SpaceDev is the first in this program. Analogous to the computer field, such small satellites are often called "microsatellites" or "micro-spacecraft," with their associated "micromissions."

           Another key aspect of SpaceDev's strategy is to develop new commercial markets through the application of its smaller satellite and propulsion technologies. The ability to streamline business practices, i.e., doing tasks cheaper and simpler, can be applied to new commercial areas such as the beyond earth orbit and sub-orbital space tourism markets. Although the Company believes these markets are viable, there are business risks involved in entering the markets, and the funding to develop these markets is not yet in place and may never be obtained.

         One final aspect of SpaceDev's disciplined strategy is the hiring of individuals with world-class experience and skills in the areas above, combined with strategic acquisitions of companies successfully engaged in these markets. SpaceDev's core business is providing smaller, low-cost space products, and in that context, SpaceDev uses "world-class experience" in the common sense of the term to mean people whose experience in the small low-cost spacecraft field is hard to top. For example, Charles Lloyd, SpaceDev CFO has been a top level manager in two companies that commercialized military missiles into commercial launch vehicles and went on to negotiate or sell over $4 billion of such launch vehicles. Stan Dubyn, President and COO of SpaceDev, has twenty-two years of experience managing the design and construction of small spacecraft for both earth orbit and deep-space missions in addition to being a founder of a highly successful company that built small spacecraft for over 11 years.

         The Company intends to gain maximum competitive advantage by developing and offering a limited yet relevant suite of proprietary, open-standard small satellites, hybrid space propulsion systems and related subsystem components. "Open-standard" is a term used to describe standard hardware or software and their interfaces such as found in personal computer boards and operating systems, but applied to small spacecraft. Open standards often result in less expensive products because, being "open," they can be produced by a variety of competing sources, as opposed to proprietary standards that are often available only from limited sources. This is part of the Company's strategy to avoid re-inventing the wheel on each project.

THE COMPANY

         SpaceDev was founded to be a leader in "making commercial space happen" in the New Millennium. SpaceDev believes that space will only "happen" as additional practical ways are found to make space profitable. Since its inception, SpaceDev has sought to be the first company to successfully define, implement and execute profitable commercial, low-cost deep-space missions, i.e., robotic missions to the Moon and beyond, and to create new products to reduce the cost of access to space.

         SpaceDev believes that the more it is oriented toward smaller, innovative, affordable commercial space products, the better it can deliver a higher value to its customers and shareholders. SpaceDev has two primary lines of space hardware business:

         o Unmanned earth-orbiting micro-satellites and unmanned deep space micro-spacecraft,

         o Space propulsion systems using clean, safe hybrid rocket motor technology.

           In addition to the hardware business, SpaceDev is attempting to create new markets that generate significant space-related service, media, tourism and commercial revenue streams well beyond the value of the space hardware that it builds. The Company is currently focused on these three markets:

         o Working with industry-leaders to develop the sub-orbital manned space plane tourism market.

         o Building the unmanned Beyond Earth Orbit commercial market with its Lunar Orbiter project designed and developed with SpaceDev partner, The Boeing Company (Boeing).

         o Selling its micro-satellites and micro-propulsion products to provide integrated on-orbit data delivery systems and solutions for small payload customers.

         Due to the number of factors involved and the Company's need for commercial or government revenue, there can be no guaranteed assurance that any of these markets will be developed, In order to accomplish these goals, the Company will require partner commitments and investor funding, and there can be no guarantee that the Company will be able to be successful in achieving these goals.

         In February 1998, the Company acquired Integrated Space Systems (ISS), in San Diego. ISS is now a wholly-owned SpaceDev subsidiary. Most of the ISS employees were former launch-vehicle engineers and managers who worked for General Dynamics (which was acquired by Martin-Marietta) in San Diego. At SpaceDev they perform aerospace-engineering services and research and development (R&D), with a principal focus on hybrid propulsion module products. With the acquisition of ISS, SpaceDev's employee base increased to 20 employees in February 1998.

         In August 1998 SpaceDev also acquired the patents and intellectual property produced by the now-defunct American Rocket Company (AMROC), which specialized in hybrid rocket technology (solid fuel and liquid or gas oxidizer) for small sounding rockets and launch vehicles. AMROC's purpose and sole focus was to design, build and test hybrid rocket motors with the intention of producing hybrid sounding rockets and hybrid launch vehicles. Dozens of hybrid motors were built, and hundreds of test firings were conducted by AMROC. SpaceDev acquired from AMROC only intellectual property that was produced by AMROC before AMROC went out of business in the mid-1990s. The acquisition of such data has not had a material effect on SpaceDev operations other than to provide access to hybrid rocket documents, designs and test results.

         In October 1998, the Company entered into an agreement with Space Innovations Limited (SIL) in Newbury, England to acquire all of the shares of SIL in exchange for common shares of SpaceDev. By mutual and amicable agreement of both parties, this transaction was rescinded in December 1999. The primary reason for the rescission was resultant from the difficulties that SpaceDev and SIL encountered in working with each other due to the new highly restrictive technology-transfer regulations instituted by the US State Department. Technology transfer restrictions related to space products and engineering created a barrier between SpaceDev and SIL. SpaceDev originally desired to use SIL expertise in the design and manufacturing of space radios, but because of restrictions on SpaceDev's ability to communicate its product enhancement ideas to SIL, an important reason for acquiring SIL was eliminated.

         By 1998, the core SpaceDev team had refined the definition of its Near Earth Asteroid Prospector (NEAP) mission, modeled after NASA's current successful Near Earth Asteroid Rendezvous (NEAR) mission to the degree that NASA formally recognized it as a commercial Mission of Opportunity. This was significant because Missions of Opportunity had never been included in NASA's Discovery program. Missions of Opportunity are missions to be flown by entities other than NASA on which there is room for one or more additional experiments. In the past, it had been assumed by NASA that Missions of Opportunity would be government missions of other countries.

         Launch of NEAP was planned for late 2001, with a rendezvous at the near-Earth asteroid Nereus in mid-2002. Due to program delays, the mission is being reprogrammed to another accessible target asteroid. Multiple back-up targets are available for this reprogramming which is a part of nominal mission planning to accommodate schedule slips as a result of launch vehicle readiness, funding delays, and/or priority changes. Due to the number of factors involved and the Company's need for commercial or government revenue, there can be no guaranteed assurance that NEAP will be launched. In order to accomplish the launch of NEAP, the Company will require commercial or government revenue in the form of sales, and there can be no guarantee that the Company will be able to obtain sales sufficient to support the mission.

         Also in late 1998, SpaceDev began bidding on and winning government-sponsored R&D contracts directly relevant to its strategic commercial space interests. The Company competed with seven other industry teams to perform a mission and spacecraft feasibility assessment study of proposed 200-kg Mars micro missions and was one of five firms selected by NASA's Jet Propulsion Laboratory (JPL). The final report was delivered to JPL in March 1999 and the Company is now offering lunar and Mars commercial deep-space missions based on this highly innovative space system design.

         In mid-1999, SpaceDev's ISS subsidiary competitively won an R&D contract from the National Reconnaissance Office (NRO) to study a family of very small, hybrid-based "micro" kick-motors for small-satellite orbital transfer applications.

         In November 1999, the Space Missions Division was awarded a $4,995,868 million turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat.

         On February 1 2000, SpaceDev announced that it had teamed with The Boeing Company to investigate opportunities of mutual interest in the commercial deep-space arena. On March 22, 2000, SpaceDev received notification from the California Spaceport Authority and the California Space and Technology Alliance
(CSTA) that SpaceDev had been awarded a grant of $105,000 to be used for test firing SpaceDev hybrid rocket motors. California's Western Commercial Space Center also awarded SpaceDev a $200,000 grant to help build-out and equip its satellite and space vehicle manufacturing facilities. These facilities were completed in January 2001.

          In July 2000, the National Reconnaissance Office (NRO) granted SpaceDev two separate, follow-on awards of $400,000 each for further hybrid rocket engine design, test, evaluation, and development.

         In January 2001, SpaceDev Australia Limited was formed for the purpose of creating a partnership between the Company and Space Projects Australia Limited, an Australian business entity formed to create an Australian owned spaceport. The primary purpose of the alliance is to expand commercial space projects in Australia and Asia.

VISION STATEMENT

         SpaceDev remains true to the vision established in 1997, to be a leader in "making commercial space happen" in the New Millennium. Specifically, SpaceDev is driven by the following four precepts:

         o Brand SpaceDev as the market leader in bold, new practical and profitable ways of "Making Commercial Space Happen";

         o Produce highly profitable, capable and affordable space missions, space products and space services;

         o Leverage our successes to create a standards-based value chain of newer, smaller, lower cost technologies, accelerating space industry paradigm changes, and creating greater demand for SpaceDev products and services; and

         o Create and build new commercial space markets with strategic partners and investors.

COMPANY STRATEGY

         The SpaceDev strategy is based on the belief that advancements in technology and the application of standard processes will make doing things in space much more practical and affordable. We believe these factors will cause growth in certain areas of space commerce and will create new space markets and increased demands for SpaceDev products.

         Our business strategy is summarized below:

         o Introduce commercial business practices into the space arena, use off-the-shelf technology in innovative ways and standardize hardware and software to reduce costs and to increase reliability and profits;

         o Start with small, practical and profitable projects, and leverage credibility and profits into larger and ever more bold initiatives - utilizing partnerships where appropriate;

         o Leverage government programs to fund SpaceDev R&D and product development;

         o Integrate our smaller, low cost commercial spacecraft and hybrid space transportation systems to provide one-stop turnkey payload and/or data delivery services to target customers. The application of these products onto various launch vehicles offers integrated on-orbit data delivery systems and solutions. We believe SpaceDev is filling an unmet demand in this rapidly growing niche market;

         o Apply our lower cost space products to new applications and to create new users, markets and revenue streams. In conjunction with partners and investors, produce and fly commercial missions throughout the inner solar system and be "first to market" in the commercial beyond earth orbit "space." Also, join or establish a team to build a safe, affordable sub-orbital man-rated space plane to begin the space tourism business;

         o Establish SpaceDev Australia and partnerships with Australian companies, and in particular with Space Projects Australia Limited, to develop the Australian and Asian markets for SpaceDev products and services.

PRODUCTS AND SERVICES

         SpaceDev's products and services are grouped into three business areas:
1) micro-spacecraft products and missions; 2) small space hybrid propulsion systems; and 3) the development of new commercial revenue generating business derived from our technology. Our business is not seasonal to any significant extent; however, because it is a commercial concern, our business follows normal industry trends such as increased demand during bullish economic periods, or slow-downs in demand during recessionary periods.


         MICRO SPACECRAFT PRODUCTS AND MISSIONS

         SpaceDev offers commercial, standards-based turnkey spacecraft missions and products for sale to a variety of customers (government agencies, other countries, universities, corporations, consortia, individuals, etc.). SpaceDev has two primary lines of spacecraft products, being unmanned earth-orbiting micro-satellites and unmanned deep space micro-spacecraft. These were the product lines for which SpaceDev was originally formed, particularly in the deep-space arena. The spacecraft are small satellites, generally less than 250 kg, compared to large commercial communications satellites that can weigh over 5,000 kg.

            Space missions consist of the overall effort, including the design of the mission and its science, commerce or technology demonstration goals, the design of an appropriate space vehicle (satellite or spacecraft), construction and testing of the spacecraft, integration of one or more payloads (instruments, experiments or technologies) into the spacecraft, integration of the spacecraft onto the launch vehicle (rocket), the launch, and the mission control and operations during the life of the mission. Missions can orbit the earth, travel to another planetary body, or cruise through space taking measurements and transmitting valuable data back to Earth. SpaceDev also sells its satellites to customers that do not desire the total mission service, as more fully discussed below under the heading "Business Plan."

         The Company's products can be sold into two general markets, the DEEP SPACE (OR BEYOND EARTH ORBIT) and EARTH ORBITING markets.

         DEEP-SPACE MICRO-SPACECRAFT PRODUCTS AND MISSIONS

         In December 1998, a SpaceDev led team was awarded a contract by NASA's Jet Propulsion Laboratory (JPL) to assess the feasibility of sending "micro missions" to Mars for less than $US50 million total mission cost. Micro-missions are generally in the few hundred kilogram mass range, and were popularized by NASA studies in their search for ways to comply with NASA headquarters' admonitions for missions to be "faster, better and cheaper." These missions would cost approximately one-third to one-fifth of recent Mars-mission costs. An extensive final report was submitted by SpaceDev to JPL the following March. This work formed the basis for redefining SpaceDev's proposed Near Earth Asteroid Prospector (NEAP) mission to be significantly smaller and lower cost than the previous baseline, and also prompted SpaceDev to offer low-cost commercial lunar orbiter and Mars probe-carrier missions employing a similar design.

         On February 1, 2000, SpaceDev announced that it had teamed with The Boeing Company to investigate opportunities of mutual interest in the commercial deep-space arena. The purpose of the agreement is to investigate a variety of small, low-cost, deep space mission initiatives formulated by SpaceDev that are based on SpaceDev's commercial micro-mission work.

         During 2000, technical and corporate staff from Boeing and SpaceDev further refined and advanced SpaceDev's concept of commercial missions to the Moon, Mars and near-Earth asteroids, involving micro-spacecraft of 250 kg mass. The effort also included a global assessment of the market potential for such missions, and a technical and programmatic assessment of lower cost launch vehicle options for such missions. The Company is now in the process of obtaining sponsors and customers for a Lunar Orbiter mission.

         On February 9, 2001, the Company purchased all rights to the name "ExploreSpace" and the website www.explorespace.com in an isolated transaction under section 4(2) of the Securities Act whereby the Company purchased all of the outstanding common stock of ExploreSpace.com, Inc. in exchange for options to purchase a total of 80,000 common shares of SpaceDev for $1.00 per share. We have applied for a trademark on the name and plan to use both the name and the website in conjunction with the Lunar Orbiter mission. We have applied for dissolution of ExploreSpace.com, Inc., an Illinois corporation.

         EARTH-ORBITING MICRO-SATELLITE PRODUCTS AND MISSIONS

         A natural by-product of SpaceDev's focus on small, affordable spacecraft for commercial deep-space missions is the in-house capability to design, build, market and sell similar concepts for Earth-orbiting applications.

         In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB). SpaceDev was competitively selected by UCB/SSL's Dr. Mark Hurwitz to design, build, integrate, test and operate a small NASA science research spacecraft called CHIPSat. The 68-kg micro-spacecraft will carry one science instrument, the Cosmic Hot Interstellar Plasma Spectrometer, or CHIPS. CHIPS facilitates the observation and diagnosis of the astrophysical environment in the void outside our solar system and between the nearby stars in our galaxy. Dr. Hurwitz, the CHIPS Principal Investigator, and his team are responsible for the overall CHIPSat mission, designing and building the CHIPS instrument, and performing the science-data analysis.

         CHIPSat is the first mission of NASA's low-cost University-Class Explorer (UNEX) series to be approved for the implementation phase. SpaceDev started its work on the CHIPSat project in November 1999 under the $4,995,868 commercial, fixed-price contract with UCB. Initial integration and testing of the spacecraft's components are planned at the Company's headquarters in Poway in 2001. Launch from Cape Canaveral on a Boeing Delta II is expected in mid-2002, followed by one year of mission operations to be controlled at SpaceDev's Mission Control Center in Poway, California. In 2000, as we reported on the Third Quarter 10QSB, the Company reviewed this position at year-end and determined that the total costs at the end of the program will exceed the likely revenue. As a result, the Company has accrued a loss of $861,000, we believe that this estimated loss covers all possible contingencies through the life of the program. Included in the review was an expected increase of $600,000 to the contract value to reflect added scope. During 2000 and 1999, CHIPsat accounted for sales of approximately $2,052,000 and $1,130,000 or 53% and 23% of consolidated revenue, respectively. At December 31, 2000 and 1999, the amount receivable on the contract was approximately $188,000 and $0, respectively.

         SpaceDev believes that the CHIPSat contract establishes the Company as a significant competitor in the smaller-satellite arena, and it expects this perception to spread rapidly among NASA, DoD, university/R&D, and foreign and commercial customer bases during the next several months. The CHIPSat mission was awarded in the first round of NASA's smallest and least expensive missions ever - the University Explorer (UNEX) program. NASA caps these missions at about $13 million total. This was the largest and first significant competition SpaceDev had participated in at the time, and as a result of winning the competition to design the mission and spacecraft, build, test and conduct the mission, SpaceDev believes this win helped establish SpaceDev's credentials as being able to successfully compete with older and more established companies. Winning the UNEX mission has helped to create a market `niche' for SpaceDev and demonstrates NASA's confidence in SpaceDev to take on the responsibility for design and development of low-cost science missions.

         Work is progressing on the CHIPSat contract. The Company successfully passed the Confirmation Review with the customer in late 2000, at which time a review of the technical progress to date was conducted and the decision was made to commit to full-scale development. The satellite is now in production at the SpaceDev facility in Poway, California.

         SMALL HYBRID PROPULSION SPACE PRODUCTS

         SpaceDev is performing test firings, design analyses and computer simulations of various orbital maneuvering and orbital transfer vehicles, man-rated rocket engines, sounding rockets and launch vehicles that primarily use hybrid-propulsion technology (based on the AMROC intellectual property). Hybrid rocket technology represents a mating of solid and liquid rocket technologies. In a hybrid rocket, an oxidizer is passed through a cylinder of hydrocarbon fuel, uniting the densely packed power of a solid rocket with the precision of a liquid engine. While there are disadvantages to hybrid technology for launching large satellites, it may be well suited for launching small satellites, on-orbit applications and small manned space planes, and these are the markets upon which SpaceDev is focused.

         Hybrid applications are cheaper and simpler to design, and safer to store and transport, than liquid rockets. They are cheaper, safer, and environmentally benign compared to solid fuelled rockets. They are also throttle-able and restart-able, characteristics that no solid fuelled rocket can accomplish. This technology can be used for both small launch vehicles that get the payload off the ground, and orbital transfer vehicles that can maneuver payloads into a final orbit once they have been placed into a preliminary orbit by a launch vehicle.

         In mid-1999, SpaceDev competitively won an R&D contract from the National Reconnaissance Office (NRO) to study the feasibility of building three sizes of small, hybrid-based "micro" kick-motors for small-satellite applications. As a result, SpaceDev created the orbital Maneuvering and Transfer Vehicle (MTV) family, which utilizes micro-kick motor concepts, has a multitude of possible on-orbit uses and is now being marketed by SpaceDev as a part of its growing product line. In July 2000, the NRO granted SpaceDev two separate, follow-on awards of $400,000 each for further hybrid rocket engine design and development. SpaceDev is in the process of submitting additional proposals to the NRO for the further development of this technology.

         Under NRO contracts and a $105,000 award from the California Space & Technology Alliance (CSTA), SpaceDev is performing hybrid motor test firings and evaluation. Hybrid motors could be a critical technology for on-orbit maneuvers and orbital transfers, and long-term on-orbit storage for SpaceDev and its government and commercial customers. SpaceDev will also develop specific mission and utility analyses to support NRO objectives.

         SpaceDev is developing a commercial product line of affordable small space vehicles with broad range capabilities, called orbital MTVs. This product line uses hybrid motors, and currently consists of three MTV designs from 25 kg to 100 kg in size. For each size, there are three degrees of intelligence, from the low-end "dumb" micro-kick motor, to the high-end intelligent version which includes SpaceDev's highly capable HPX-21 single board space computer product, SpaceDev's MST-21 S-band variable power transceiver product, and such features as three axis stabilization.

         Current MTV versions fit the Shuttle and most commercial launch vehicles designed to carry small secondary spacecraft to earth orbit and beyond. SpaceDev plans include larger manned and unmanned hybrid engines and orbital maneuvering vehicles for commercial customers and government missions.

         SpaceDev's hybrid motor fuel is solid, inert, and safe. The oxidizer is gaseous, non-toxic and self-pressurizing at room temperature. This elegantly simple and comparatively inexpensive motor design includes only one moving part, a valve, and supports a major mission benefit: long-term storability on the ground and on-orbit. SpaceDev's hybrid motor technology is restartable and relatively clean burning because its fuel and oxidizer are primarily hydrocarbons, nitrogen, and oxygen.

         DEVELOPMENT OF NEW COMMERCIAL REVENUE GENERATING BUSINESSES DERIVED FROM THE COMPANY'S SPACE TECHNOLOGY.

         The Company is focused on three primary areas in which to develop new commercial markets. Due to the number of factors involved and the Company's need for commercial or government revenue, there can be no assurance that any of these markets will be developed. In order to accomplish these goals, the Company will require partner commitments and investor funding, and there can be no assurance that the Company will be able to be successful in achieving these goals.

         THE SUB-ORBITAL MANNED SPACE PLANE TOURISM MARKET

         SpaceDev is developing a sound conceptual design for a moderately sized, clean, safe, affordable hybrid rocket motor for manned, sub-orbital use. Nineteen organizations have officially registered as contestants for the X-Prize (www.xprize.org), a competition in which the $10 million prize will be awarded to the first privately funded and build spacecraft capable of lifting three humans to a sub-orbital altitude of 62 miles on two consecutive flights. We have identified and contacted a number of known designers of airframes believed capable of winning the $10 million X-Prize competition for reusable manned launch vehicles. While winning the X-Prize is not a SpaceDev objective, winning one or more contracts to develop propulsion systems for one or more credible teams could create favorable publicity and the potential of raising additional capital as SpaceDev meets its rocket motor development milestones. We believe that a hybrid rocket engine is critical to building a safe affordable space plane to enter this market in the near term, and one of SpaceDev's goals is to be the rocket motor supplier for manned space planes.

         There is growing international recognition that low Earth orbit travel will soon be possible for businesses and individuals. Japan's long-range space program calls for advancing transportation technology so that the average person can fly into space, and so that nations can take advantage of the plentiful resources of space. Recently, an official of the Tanegashima Launch Facility (Japan's major spaceport and premier launch site) projected that roughly 75% of the launches twenty years from now will involve space tourism.

         A large number of people are paying over $25,000 for exotic vacations and one space travel company (Space Adventures in Arlington, Virginia) claims it has about $2 million escrowed for prepaid sub-orbital space tourism flights. Public space transportation activity holds a potential for commercial revenues, as true commercial consumer markets for space tourism become a reality.

         Before this happens, basic issues about the feasibility and economics of commercial human space travel must be addressed. X-Prize competitors will demonstrate the technical and operational capability needed by vehicles that would carry customers into space.

         Based on understanding the needs of a wide variety of space plane designers and manufacturers from the above project, SpaceDev intends to create preliminary designs for a family of hybrid rocket motors that feature long life, a reusable fuel core, easily replaceable parts, high reliability, low maintenance and high operability. It is planned that the three motor sizes would be attractive to a variety of space plane companies, positioning SpaceDev as the first to market and the supplier of choice.

         As the next step, SpaceDev intends to create final and detailed engineering designs, work breakdown analyses, and cost and revenue estimates for the hybrid rocket motor business. The last phase of the program is to build and test fire full-size hybrid rocket motors designed for use in manned space planes. SpaceDev plans to build two motors: the test and qualification motor, and one production motor available for sale and delivery to the first customer.

         UNMANNED BEYOND EARTH ORBIT COMMERCIAL MARKET BEGINNING WITH THE LUNAR ORBITER PROJECT,

         SpaceDev worked under contract with The Boeing Company beginning in February 2000, to investigate the launch of the world's first commercial Beyond Earth Orbit mission, the "Lunar Orbiter." The Lunar Orbiter is designed to provide an historic and unique stream of live HDTV video of moonscape and earth views never before seen by the public. The lunar satellite is based on a design prepared by SpaceDev under contract to NASA's Jet Propulsion Lab (JPL) as part of their Mars micro-mission program. It has been projected by outside consultants that this dramatic lunar content will be viewed on earth through network, cable, and pay TV, as well as the Internet.

         The mission itself is currently planned to launch in early 2003, but is contingent upon raising the funds required to complete the project. The program will last for up to eighteen months. Project revenues would be generated by the sale of sponsorships, media rights, science data, educational programs, and movie and game rights and from a variety of other smaller sources. A key component of the mission is planned to be a comprehensive educational program for elementary and high school students around the world. As part of this educational tie-in, SpaceDev will create and distribute educational material to schools and will provide live updates on its website.

         INTEGRATED SMALL ON-ORBIT DATA DELIVERY SYSTEMS

         In order for the small satellite market to grow, it is in SpaceDev's long-term strategic interest to assist the market in finding such affordable launch opportunities. SpaceDev is working with several launch providers to identify and market these opportunities and to provide customers with a complete on-orbit data delivery service that can combine our spacecraft and hybrid propulsion products. These innovative, low-cost, turnkey launch solutions would enable us to provide one stop shopping for launch services, spacecraft, payload accommodation, total flight system integration and test and mission operations. The customer only needs to provide the payload, and SpaceDev performs all the tasks required for the customer to get to orbit and to get their data.

         We are working in three areas to develop this capability: an expansion of the work done on the CHIPSat program; design of a system combining commercially available Phantom F-4D jets and hybrid MTVs; and the use of a large launch system for secondary payloads.

         The CHIPSat approach benefits from our design and development experiences of making CHIPSat for a Boeing Delta-II launch vehicle. CHIPSat has unique capabilities to accommodate up to 30 kg of pure technology payload mass. Our concept is based on the work we have done with Boeing to integrate the NASA/UC Berkeley CHIPSat mission. Our CHIPSat satellite supports about 30 kg of payload technologies to low Earth orbit (500-700 km). CHIPSat will launch in mid-2002. There are 6 to 7 missions manifested on Delta-II launches each year over the next five years, providing an ongoing source of launches for SpaceDev's affordable satellites.

         SpaceDev has formed an exclusive team with a launch partner (Space Launch Corp. in Irvine, California) that has the unique capabilities to provide all elements to accommodate the range of 28 kg to 50 kg of pure technology payload mass onto our spacecraft. We are confident that total system cost, including launch and the first 30 days of on-orbit checkout and operations, will not exceed $15 million per mission, which is substantially below our competitors. SpaceDev offers dedicated, reliable, accurate, and affordable access to Low Earth Orbit (LEO) based on a 3-stage air-launch system with an innovative fourth stage: a hybrid fourth stage Maneuvering Transfer Vehicle
(MTV) developed by SpaceDev for the National Reconnaissance Office (NRO) which enables multiple burns of the engine to achieve final orbit.

         We work with customers to evaluate efficient accommodations for their payloads, in order to establish standard mechanical and electrical interfaces to our MTV stage. We will also perform trajectory trade-offs, which will then be used to define the final orbit capabilities with respect to payload mass. Our Access-to-Space system incorporates a small, reliable, low cost expendable rocket, which is air-launched from one of four commercially available F-4D Phantom jets.

BUSINESS PLAN

         SpaceDev's corporate goal is to increase the intrinsic value of the Company by providing proprietary, reliable, low-cost access to space through innovative solutions currently lacking in the marketplace - low cost space-mission solutions involving micro satellites (less than 250 kg) and even smaller satellites (less than 50 kg).

         The Company intends to define and market proprietary missions and spacecraft based on open standards. "Open-standard" is a term used to describe industry standard hardware or software and their interfaces such as found in personal computer boards and operating systems, but applied to small spacecraft. Open standards often result in less expensive products because being "open" they can be produced by a variety of competing sources, as opposed to proprietary standards that are often available from limited sources.

         We intend to continue developing new products and services the Company's management believes are needed in the marketplace.

         SpaceDev is implementing a strategic thrust to be perceived and regarded as an experienced provider of small-satellite launch-integration services. This allows the Company to identify launch opportunities (whether on U.S. or foreign launchers), conceive and evaluate small-satellite designs matched with those opportunities and to support the design, development, test, integration, launch and operations of these satellites. We intend to offer small-space customers end-to-end business solutions. This includes providing micro spacecraft, small space propulsion systems, affordable launch opportunities and launch integration services. Launch integration services are the engineering tasks needed to insure that the satellite fits on and is technically compatible with the selected launch vehicle. This is an important part of our small-space strategy.

         Our staff and some carefully selected external partners have a combined experience base with such systems - direct experience in defining, implementing and operating several dozen small-spacecraft missions.

         SpaceDev customers will come from a variety of different markets, but they will all have the common requirement for a low cost small-space system. That is the "market niche" that SpaceDev intends to fill. Customer requirements will emanate from various needs. Some customers, such as entertainment or Internet content companies, may want a small satellite to deliver pictures or streaming from outer space that can be integrated into theme parks or Internet sites. Some customers, such as foreign countries, may want to buy small satellites commercially to be a delivery system for their science instruments as they explore the inner solar system. Customers, such as NASA may want to buy small satellites as a part of their traditional programs or perhaps buy data from the satellites on a commercial basis. While other customers, such as universities, may want to buy satellites as a delivery system for experiments designed by students and faculty. Finally some customers, such as the Air Force or the National Reconnaissance Office may want to buy our products to test new technologies in space--sometimes procured in a traditional manner and sometimes commercially. At the present time, one customer, the University of California, Berkeley, is forecasted to account for about 35% of our expected 2001 revenue through the CHIPSat project. The Company's preferred space-mission implementation approach has the following attributes:

         o SpaceDev-defines products and services from a catalog, rather than designs responding to government-supplied specifications
         o SpaceDev focuses on "Small Space," involving turnkey mission solutions and application of proven commercial business practices such as offering launch and mission space insurance options through our space insurance broker of record, International Space Brokers, competitive pricing and creative billing arrangements as part of our commercial space mission packages
         o SpaceDev uses relatively simple and elegant, rather than complex and bulky, (elegant meaning meeting or exceeding the technical requirements with less complexity) programmatic and technical solutions

         The Company believes that this business model emphasizing smaller satellites, commercial approaches, technological simplicity, architectural and interface standardization and horizontal integration ("whole product") provides the following advantages:

         o Enables small-space customers to contract for end-to-end mission solutions, reducing the need for and complexity of finding other contractors for different project tasks
         o Creates an easy and convenient way for customers to contract for space missions and/or spacecraft subsystems
         o Lowers total project costs and therefore provides greater value and increases return on investment for SpaceDev and its customers
         o Creates barriers to entry and competition from competitors

         Though the Company prefers to define and execute complete space missions for clients, it also offers customers space-delivery services (for customer-supplied science or technology demonstration payloads); integration and launch services (for a customer-supplied spacecraft); space hardware from commercial price lists (for customer spacecraft); and science-instrument or technology-demonstration data-set products (from SpaceDev-supplied payloads). Data sets are end-item products (e.g., data, photographs) that consist of the results of a science experiment or technology demonstration, and are used to generate new scientific knowledge or to describe performance results when new technology is being tested in space. These features of the Company's business approach place it more into the template that existed during the early days of the microcomputer technical revolution rather than into the classical patterns of the existing government-dominated, limited-profit margin, aerospace industry.

MARKET STRATEGIES

         MICRO SPACECRAFT PRODUCTS AND MISSIONS

         The Company intends through its commercial deep space and Earth-orbiting missions to prove its viability and establish itself as the premier commercial space-exploration and development company. Once it has established its capabilities for insured, high quality, fast turnaround and low-cost systems and missions, the Company believes it will be able to effectively compete, develop new markets and expand existing markets for space exploration and other applications.

         The Company believes that its low-cost commercial missions can provide unique information content (i.e., not limited to science and/or technology data) to unconventional (i.e., non-traditional) space-mission customers such as entertainment media, e-commerce organizations and larger aerospace companies that endeavor to enter the commercial space market. The unique information that SpaceDev provides is the ability to host payloads and instruments that are geared for producing data for the purposes of generating advertising revenue and public appeal, as opposed to science data. In particular, the Company is actively seeking potential strategic partners and customers who share SpaceDev's vision of the convergence of commercial deep-space activities with selected Internet, media, entertainment and education activities.

         DEEP-SPACE PRODUCTS AND MISSIONS. Since all deep-space missions to date world-wide have been defined and executed by various government agencies, our plan for defining and executing such missions as a commercial venture places the Company at the forefront of a new way of doing business in this arena. Under such conditions, questions naturally arise within the space community about whether the Company and its partners are capable of successfully performing in this arena. The Company's approach is two-fold: (1) Selectively compete for deep-space related work (R&D studies and development efforts as well as missions) against established space-systems companies, and (2) Define, develop and execute space missions independently of government agencies, as evidenced by our concerted effort to define and cultivate alternative sponsors for these missions, such as other commercial companies, research and technology consortia, non-U.S. space interests, etc. SpaceDev's win of the JPL-funded Mars Micromissions study in 1998 is representative of approach (1) above, while its efforts to define and promote the Lunar Orbiter streaming video missions fit approach (2) above.

         EARTH-ORBITING PRODUCTS AND MISSIONS. The market situation in this arena has similarities to the deep-space arena, but there are more competitors and a wider variety and greater number of missions to consider as marketing targets. The challenge here, as in the deep-space arena, is for the Company to rapidly establish credibility by selectively competing for and winning R&D studies and development efforts as well as missions. We believe that completion of the CHIPSat mission is important to this goal.

         The Company's commercial focus works more easily with government-funded efforts if it performs the work on a commercial basis for a Principal Investigator (PI) or task manager. The PI is the central person in charge of each mission with full responsibility for its scientific integrity. A task manager interfaces directly with the government sponsor(s). NASA rules permit the PI to use his/her own management methods to the fullest extent possible to accomplish the goals of the scientific investigation.

         For non-governmental sponsors, the Company prefers to deal directly with the customer(s). Currently, our biggest customer (in terms of dollar revenue) is a non-government customer: the University of California Berkeley, which is an academic institution. UC Berkeley provides the PI (Dr. Mark Hurwitz), who has been given a contract by the NASA Explorer Office to provide the CHIPSat mission data set. Dr. Hurwitz, as the PI for this mission, exercised his power as the PI to contract separately with SpaceDev to provide for the spacecraft bus and mission operations services.

         SMALL HYBRID PROPULSION SPACE PRODUCTS

         Small spacecraft are produced by government agencies, universities and commercial companies throughout the United States, Europe and Japan. These spacecraft represent significant science and technology-demonstration opportunities that require exposure to the space environment to fulfill their mission objectives. Annual launch rates for such spacecraft are limited principally by the high cost of current launch vehicles. These conditions result in many valuable experiments and payloads being left on the ground.

         Recognizing this problem, government and commercial industry have been performing research and development in an attempt to reduce the cost per kilogram (or pound) to orbit for small spacecraft. Paul Coleman, president of the Universities Space Research Association (USRA), has challenged the space industry with launch-cost targets priced between $2.0 million and $3.5 million for a 300-kg spacecraft. Clearly, today's commonly used launch-vehicle technologies cannot achieve this goal. Launch service users have pinned their future hopes on reusable launch vehicles, which appear to be ten years or more away from day-to-day use, to lower launch costs.

         In the near term, the only real hope for low cost launches for small spacecraft is to find an alternative path to space using a secondary ride system such as the Ariane Structure for Auxiliary Payloads (ASAP) or a low-cost launch system yet to be developed. The Company is working with a variety of partners to developed more affordable launch opportunities for small spacecraft. We believe that this will increase the market for micro-spacecraft as well as small hybrid propulsion systems.

         SpaceDev has prepared business plans for the development of a family of small hybrid orbital transfer vehicles. The small orbital transfer vehicle has been partially funded by the U.S. government. To fully develop the family of orbital transfer vehicles would require over $5 million. The funds needed to fully develop this family of vehicles have not yet been secured and there is no guarantee that these funds can be raised.

COMPETITION

         SpaceDev believes that competition for sales of its products and services is based on price, performance/technical features, contracting approach, reliability, availability, customization, and in some situations, geography.

         The primary domestic competition for micro-spacecraft products missions in the targeted SpaceDev markets comes from such companies as One-Stop Satellite Shop, Orbital Sciences Corporation, Space Dynamics Laboratory and AeroAstro. In addition to private companies there are certain universities in the United States that have the capability to produce reasonably simple satellites such as Weber State in Utah and Arizona State University (ASU) in Phoenix. Within the industry it is generally known which companies participate in what kinds of projects, both by dollar range and type of mission. Catalog Indefinite Delivery Indefinte Quantity (IDIQ) contracts that now exist within NASA and DOD have additionally provided insight into various aerospace contractors' cost and capabilities envelopes.

         SpaceDev believes that it has made substantial and significant progress in defining business models and in pursuing sales in the smaller, emerging commercial deep space and Earth-orbiting markets. Over the past two and a half years, SpaceDev employees and principals have participated in dozens of space conferences (e.g., American Institute of Aeronautics & Astronautics, American Astronomical Society, Utah Smallsat Conference) both as members of the audience and in a majority of cases as presenters. These conferences are well-established and well-attended annual space conferences where industry representatives give presentations and papers on a wide variety of topics including small, inexpensive satellites and deep space missions.

         At these conferences and in many private conversations with space industry colleagues, space customers, and senior space officials, SpaceDev is not aware of any established companies such as TRW, Lockheed, Boeing, Loral, which have expressed corporate goals to design and build inexpensive micro spacecraft for commercial deep space missions or for any other missions which would be in direct competition with SpaceDev. In fact, as a result of massive consolidation of major space companies over the past seven years (e.g. Fairchild, Martin-Marietta, Hughes Space & Communications, Rockwell, McDonnell Douglas, and GE Astro Space), these "new" mega-aerospace companies cannot justify the lower ROIs associated with smaller and lower cost space systems.

         By way of example, NASA's University Explorer program funds NASA's smallest and least expensive space science missions. SpaceDev is the first and only for-profit company to be awarded a contract to design and conduct such a mission. The only other UNEX mission selected by NASA has been recently terminated; the spacecraft integrator was a university and not a commercial company, leaving SpaceDev as the sole commercial company engaged in building this category of NASA spacecraft. Additionally, SpaceDev believes it is the only company that has publicly declared the availability of commercial deep space missions as products. The clear competitor in the international arena is Surrey Satellite Technology Limited (SSTL) in the United Kingdom. Swedish Space Corporation is also able to compete in the small-satellite arena; they were named in November 1999 as the prime contractor for the European Space Agency's
(ESA) SMART-1 technology-demonstration spacecraft to the Moon.

         The Company is not aware of any current direct and credible competition in the field of COMMERCIAL deep space exploration and development. Firms such as those mentioned above and other R&D laboratories (e.g., JPL, Applied Physics Laboratory, ISAS in Japan) have the technical knowledge and experience to design and execute missions similar to NEAP and CHIPSat, but they are primarily government agencies, Federally Funded Research & Development Centers (FFRDCs) or foreign competitors, where in each case, there exists some level of government restriction on competing within the commercial industry. We believe that federal procurement regulations and accounting systems (e.g. total cost accounting mandates) make it difficult for these organizations to viably compete on price with the Company.

         Governments and government programs like those in NASA, ESA and the Japanese space agencies (NASDA and ISAS) have executed many missions over a period of many years, but all of these are characterized by long lead times, high expense, little flexibility, and generally uninsured payloads - coupled with the fact that many foreign "commercial" space programs are heavily subsidized by their respective governments, usually in an effort to foster organic capabilities (with a long-term goal to maintain space development sovereignty). It is our opinion that NASA Administrator Dan Goldin has done an outstanding job in reducing both cost and schedule of the organization's science missions , and while the typical NASA mission cost over the past ten years has declined from billions of dollars to hundreds of millions of dollars, SpaceDev is targeting missions costing only tens of millions. Given the overhead and culture of such agencies and their stable of aerospace contractors, it may be difficult for the government-defined and managed programs to lower costs much more, particularly in light of the "new scrutiny" that has come about over the past 18 months, mostly as a result of the twin Mars failures in late 1999.

         We believe that government-driven programs pose only a small threat of competing on the basis of price alone, although governments have considerably greater experience, and substantially greater financial, workforce and facilities resources. We also believes that governments and their legislatures will increasingly encourage and support private, routine commercial space exploration due to budgetary pressures, private-sector job creation and tax-revenue considerations.

         The Company firmly believes that a truly reusable launch system will ultimately provide the low cost means of enabling the repeatability and reliability necessary to support access to space in the years to come. There exists today only one "reusable" launch system, and in actuality, it is only partially re-usable: the Space Shuttle (the "Space Transportation System," or "STS") - which additionally is very expensive (~$400 Million per launch), high maintenance, highly fractionated over several geographic regions of the country, and prone to the bureaucratic red-tape associated with being both a government-provided and manned space system. Over the past five years, a multitude of companies such as Beale Aerospace, Kelly Aerospace, Rotary Rocket, Kistler Space and Pioneer Rocketplane have been working on a variety of designs to capture this market. The most notable attempts at developing re-usable vehicles are the now-cancelled NASA co-sponsored X-33/Venture Star (with a Lockheed Martin-led consortium), the X-34 (with an Orbital-led consortium) and the X-38 (led by Boeing).

SPACEDEV AUSTRALIA

         In January 2001, SpaceDev Australia Limited was formed for the purpose of creating a strategic alliance between SpaceDev and Space Projects Australia Limited, an Australian business entity formed to create an Australian owned spaceport. The purpose of the alliance is to expand commercial space projects in Australia and Asia. SpaceDev and SpaceDev Australia will use the alliance to:

         o Develop partnerships in Australia designed to build the Australian space enterprise;
         o Market and sale our hybrid rockets and satellites and an integrated on-orbit system in Australia and Asia;
         o Develop a man-rated hybrid space plane motor; and
         o Design, sell and market development of SpaceDev's planned commercial Lunar Orbiter project.

         Space Projects Australia Ltd. (SPA) will primarily act as the facilitator for space projects developed and designed by SpaceDev Australia and SpaceDev by providing local and particular knowledge, assets and networks to provide the required Australian regulatory compliance, launch sites, research and development facilities, mission and operational services and marketing support within the Asian and Australasian arena. SPA has obtained a letter of approval to sublease a portion of the Woomera Prohibited Area for the purpose of developing a spaceport facility. The Woomera Prohibited Area is located in South Australia and covers an area of about 127,000 square kilometers. The lease would cover approximately 2,200 hectares until 2037, with further options to 2050.

         SpaceDev Australia is authorized to issue two classes of common stock, with equal voting rights. SpaceDev owns eleven million shares of Class A common stock, while SPA owns one million shares of Class A common stock. SpaceDev Australia is planning an offshore offering in Australia for up to 8.89 million shares of Class B common stock. A Prospectus has been submitted to the Australian Securities and Investment Commission and the Company is now awaiting approval of the prospectus to begin selling securities. Because the Class B common stock will have the same voting rights as the Class A common stock, the offering represents substantial dilution of SpaceDev's equity interest in SpaceDev Australia. SpaceDev Australia will be funded by SpaceDev with eight hundred eighty-nine thousand (889,000) shares of its common stock, pursuant to Regulation S of the Securities Act of 1933, upon the first sale in the offering. Shares issued to SpaceDev Australia by SpaceDev under Regulation S are expected to be distributed by SpaceDev Australia to investors in the Australian offering as an immediate dividend to its shareholders. The Regulation S shares may not be resold or distributed into the United States or to United States citizens living abroad absent registration with the U.S. Securities & Exchange Commission or compliance with Rule 144 of the Securities Act of 1933, including the holding periods set forth in subsections (d) and (k) of Rule 144. SpaceDev Australia and SpaceProjects Australia Ltd. will be required to pay dividends equal to 20% of the net operating profits of SpaceDev Australia before tax.

         Pursuant to the terms of its agreement with SPA, SpaceDev will receive six hundred thousand (600,000) shares of Class C common shares in SPA's common stock. SpaceDev will issue three hundred eleven thousand (311,000) shares of its common stock to SPA pursuant to Regulation S of the Securities Act of 1933.

         The offering of SpaceDev Australia common stock is intended to raise a maximum of eight million Australian dollars ($8,000,000 AUS), which is the equivalent of approximately four million six hundred thousand U.S. dollars ($4,600,000). Pursuant to the terms of its agreement with SPA and the formation of SpaceDev Australia, SpaceDev will be entitled to net proceeds from the offering of two million six hundred thousand dollars ($US2,600,000) in the event the maximum offering is sold in Australia. We intend to use SpaceDev's portion of the net proceeds to open the SpaceDev Australia office in Sydney, Australia as a base to expand its sales and marketing efforts in Australia and throughout the Asian region. SpaceDev also intends to use the proceeds to partner with one or more established Australian space companies for micro-satellite assembly and testing activities using SpaceDev's micro-satellite designs and subsystems and to initiate an intern program to identify outstanding Australian space engineering students as potential future employees.

         SPA will receive one million eight hundred thousand U.S. dollars ($1,800,000) of the net proceeds in the event the maximum offering is sold. SPA intends to use its portion of the net proceeds to (1) establish capital asset acquisitions such as launch site research and development facilities, telemetry/GPS and communications, mission control and payload integration facilities at Woomera; (2) establish capital works such as launch site clearance and preparation, environmental and bio-diversity compliance and development planning costs; and (3) support administration, marketing and personnel operations of SpaceDev Australia.

         We believe that SpaceDev Australia will allow SpaceDev to expand the market for its products and services into the Australian and Asian markets, and increase world awareness of the commercial space industry in general and SpaceDev's products in specific.

REGULATION

         The Company's business activities are regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information (STI) complies with the Export Administration Regulations and the International Traffic in Arms Regulations (ITAR). Exports of the Company's products, services, and technical information require either Technical Assistance Agreements (TAAs) or licenses from the U.S. Department of State depending on the level of technology being transferred. This includes recently published regulations restricting the ability of U.S. based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. The government is very strict with respect to compliance and has served notice that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. The failure of the Company to comply with any of the above mentioned regulations could have serious adverse effects as dictated by the rules associated with compliance to the ITAR regulations. SpaceDev's conservative position is to consider any material beyond standard marketing material to be regulated by ITAR regulations.

         In addition to the standard local, state and national government regulations that all businesses must adhere to, the space industry has specific regulations. Command and telemetry frequency assignments for space missions are regulated internationally by the International Telecommunications Union (ITU) and in the U.S. by the Federal Communications Commission (FCC) and National Telecommunications Information Agency (NTIA). All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the U.S. Air Force. In addition, all commercial space launches that the company would perform require a license from DOT. Satellites that are launched must obtain approvals for command and frequency assignments. For international approvals, the FCC and NTIA obtain these approvals from the ITU. These regulations have been in place for a number of years to cover the large number of non-government commercial space missions that have been launched and put into orbit in the last 15 to 20 years. Any commercial deep space mission that the company would perform would be subject to these regulations. These regulations are well understood by the Company. At the present time, the Company is not aware of any additional or unique government regulations related to commercial deep space missions.

         The Company is required to obtain permits, licenses, and other authorizations under federal, state, local and foreign statutes, laws or regulations or other governmental restrictions relating to the environment or to emissions, discharges or releases of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes or the clean-up or other remediation thereof. At the present time the Company does not have a requirement to obtain any special environmental licenses or permits.

         It is anticipated that the Company will need to utilize the Deep Space Network (DSN) on some of its missions. The DSN is an international network of antennas that supports interplanetary spacecraft missions and radio and radar astronomy observations for the exploration of the solar system and the universe. The network also supports selected Earth-orbiting missions. The DSN currently consists of three deep-space communications facilities placed approximately 120 degrees apart around the world: at GOLDSTONE [http://gts.gdscc.nasa.gov/], in California's Mojave Desert; near Madrid, Spain; and near CANBERRA [http://tid.cdscc.nasa.gov/], Australia. This strategic placement permits constant observation of spacecraft as the Earth rotates, and helps to make the DSN the largest and most sensitive scientific telecommunications system in the world. The network is a facility of NASA, and is managed and operated for NASA by the Jet Propulsion Laboratory. The Telecommunications and Mission Operations Directorate (TMOD) manages the program within JPL. Coordination for the use of this facility is arranged with the Telecommunications and Mission Operations Command (TMOC).

         The failure of the Company to comply with any of the above-mentioned regulations could have serious adverse effects.

EMPLOYEES

         As of the date of this annual report, the Company employs approximately twenty-five (25) persons full and part-time, of which most are aerospace, mechanical and electrical engineers. The Company expects to hire other personnel as necessary for product development, quality assurance, sales and marketing and administration. In addition, due to the nature of its business, the Company anticipates that it may become necessary to lay off other employees whose work is no longer required by the Company to maintain operations in order to prevent cost overruns.

         SpaceDev does not have any collective bargaining agreements with its employees and believes its employee relations are good. An employee stock-incentive program and an employee stock-purchase program were approved at the 1999 annual shareholders meeting and have been implemented.

INTELLECTUAL PROPERTY

         SpaceDev relies in part on patents, trade secrets and know-how to develop and maintain its competitive position and technological advantage. The Company intends to protect its intellectual property through a combination of license agreements, trademark, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. There is no guarantee that such applications will be granted. The Company has and intends to continue entering into confidentiality agreements with its employees, consultants and vendors; entering into license agreements with third parties; and generally seeking to control access to and distribution of its intellectual property.

         In August 1998, SpaceDev acquired license to intellectual property (including patents and trade secrets) from an individual who had acquired them from the former American Rocket Company (AMROC), which specialized in hybrid rocket technology. The Company issued warrants to this individual to purchase a minimum of 100,000 and a maximum of 3,000,000 shares of its Common Stock over the next 10 years, depending on the Company's annual revenues related to sales of hybrid technology-based products.

         In 1999, the Company began preparing a new patent application addressing a technological need in the accommodation and deployment of secondary payloads on launch vehicles. This patent application specifically addresses a need to enable lower cost, more frequent access to space on existing or planned (i.e., government funded) launch vehicles. It expects to submit the application in 2000.

ITEM 2.  DESCRIPTION OF PROPERTY

         SpaceDev owns over 25,000 square feet of office, engineering and manufacturing space in Poway, CA. In December 1998, the Company purchased its headquarters facility in the Poway Industrial Park complex and proceeded to invest $300,000 in modifications and improvements before moving in mid-May (SpaceDev corporate and ISS). Key uses of the Poway facility are program and project conferences and meetings, engineering design, engineering analysis, spacecraft assembly, avionics labs and software labs and media outreach. By late 1999, the Company had defined plans for outfitting the building with a 1,800 square foot clean room facility to support spacecraft integration and additional space for testing, an avionics test area, machine shop and shipping/receiving area. All of these improvements, except the clean room, were completed in 2000.

          The build-out of the clean room was completed on March 1, 2001. The project consisted of the addition of upgraded air-handling equipment, new doors and new floor coverings. The space for the clean room was already a part of the existing structure that SpaceDev owns.

         On December 21, 1998, the Company borrowed $1,300,000 from a lender to finance the purchase of its facility in Poway, California. The note called for monthly payments and a balloon payment on December 21, 1999. At December 31, 1999, the outstanding balance on this loan was $1,298,921. Upon its maturity, the note continued on a month-to-month basis until it was paid in full on February 23, 2000.

         On February 23, 2000, the Company signed a $1,330,000 note with a new lender to refinance the aforementioned debt. The note calls for 300 monthly payments of $12,091, which include principal and interest at the bank's prime rate (9.50% at December 31, 2000) plus 1.5%. The note matures on March 1, 2025. At December 31, 2000, the outstanding balance was $1,322,328.

         In December 1998, the Chief Executive Officer of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.23% and a balloon payment of $505,000, including interest, on December 17, 2003. At December 31, 2000 and 1999, the outstanding balance on this loan was $499,671 and $500,000, respectively. The notes are personally guaranteed by the Chief Executive Officer of the Company.

         The Company also has plans for a Mission Control Center in the Poway building and expects this to be completed in 2001 prior to the CHIPSat launch in 2002. Avionics systems may be built up from components and undergo system-level tests at this location prior to shipment to other facilities. Because these improvements depend on the Company obtaining adequate funding, there can be no assurance that they will be completed as scheduled.

ITEM 3.  LEGAL PROCEEDINGS

         In March 1999, Space Innovations Limited (SIL), a then subsidiary of SpaceDev, won a contract to build the satellite bus (structural chassis and some avionics) for an Australian domestic spacecraft project, FedSat. SIL was to deliver the bus to the Cooperative Research Center for Satellite Systems (CRCSS) in early 2000, and FedSat was intended to be launched as a secondary or "piggyback" satellite on a National Space Development Agency of Japan (NASDA) H-IIA rocket in November 2000. In connection with the CRCSS agreement, SIL was required to provide a performance bond and, as SIL's parent corporation, SpaceDev obtained a performance bond from Technical & General Guarantee Company Limited, an English company (T&G). In conjunction with that guarantee, SpaceDev was required to enter into a Deed of Counter Indemnity with T&G providing for the indemnification of T&G against any losses, costs, damages, expenses and demands arising out of SIL's actual and contingent liability under the performance bond.

         On December 17, 1999, the Company's Board of Directors entered into a Mutual Release and Rescission of Agreement (Release Agreement) to rescind the original acquisition of SIL, effective October 1, 1998. SIL has since filed for bankruptcy under the laws of England. On or about September 5, 2000, SpaceDev received a demand from T&G under the Deed of Counter Indemnity for $300,000 Australian Dollars (approximately $162,600 United States Dollars) based on SIL's alleged failure to perform under the contract. SpaceDev is in the process of investigating the claim(s) made against the performance bond upon which this demand is being made. In the event SpaceDev is required to indemnify T&G on the demand, it is SpaceDev's intention to pursue indemnification against SIL to the extent allowed by the bankruptcy laws of England. At this time, management believes it is not likely that this claim will be pursued against the Company based on information received regarding the continuation of the FEDSat project in Australia.


         ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock has been traded on the Over-the-Counter Bulletin Board since August 1998 under the symbol "SPDV." The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board for each quarter as reported by Tradeline. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

          QUARTER ENDING          QUARTERLY HIGH                  QUARTERLY LOW
          3/31/2000          2               $2.00           25/32            $0.78125
          6/30/2000          1 7/8           $0.875          1/2              $0.50
          9/29/2000          1 11/16         $1.6875         3/4              $0.75
          12/29/2000         1 1/4           $1.25           7/8              $0.875
          3/5/2000*          1 1/64          $1.015625       1 1/64           $0.8125


*Reflects partial period.

HOLDERS

         As of March 1, 2001, there were approximately 173 holders of record of the Company's common stock. The Board of Directors believe that the number of beneficial owners substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

         The Company has never paid a cash dividend on its Common Stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

         During 1998, SpaceDev acquired Integrated Space System ("ISS") and Space Innovation Limited ("SIL"). On February 7, 1998, the Company issued 2,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of ISS. ISS provides small bybrid propulsion systems.

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

         On October 1, 1998, the Company entered into an agreement with Space Innovations Limited (SIL) in Newbury, England to acquire all of the outstanding common shares of SIL in exchange for shares of SpaceDev common stock. By mutual and amicable agreement of the parties, this transaction was rescinded in December 1999 primarily as a result of the difficulties the Company and SIL encountered in working with each other under new highly restrictive technology transfer regulations instituted by the U.S. Department of State. The Release Agreement resulted in the retirement of the 1,000,000 shares of the Company's common stock which had been issued to the former shareholders of SIL, the cancellation of all outstanding options for Company stock and the cancellation of the acquisition price payable. The transaction was recorded as a purchase of treasury stock. In accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions," the transaction was recorded as a decrease to stockholders' equity. Therefore, $423,345 was recorded as a decrease in the Company's additional paid-in-capital on December 17, 1999.

         The significant components of the amount recorded in 1999 as a reduction to additional paid-in capital were as follows:

    Loss on unamortized goodwill                                $ (1,929,000)
    Gain on extinguishment of acquisition price payable            1,000,000
    Net liabilities disposed of from SIL                             506,000
                                                               --------------
                                                               $    (423,000)
                                                               ==============

         The Company was previously a guarantor on a bank line of credit used to finance SIL's operations. Under terms of the Release Agreement, SIL agreed to apply 25 percent of the proceeds from each payment received on a specific contract until the bank loan was paid in full. Once the loan had been paid in full, the loan agreement was to be terminated, releasing the Company's guarantor obligation. At December 31, 1999, the outstanding balance on the bank line of credit was approximately $386,000. On October 5, 2000 the amount of the line guaranteed by the Company was paid.

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

         In 1998, SpaceDev entered into a fixed price contract with the Jet Propulsion Laboratory (JPL) to provide mission support for the Deep Space Tracking Network. JPL's main task was to coordinate the NEAP mission trajectory analysis into their Deep Space Network Plan. SpaceDev paid JPL $10,000 for this phase of work. The nature of the contract is highly technical. Quoting from the statement of work: "Supported work will focus on NEAP telecommunications system analysis and Deep Space Network/Advanced Multi-Mission Operations System (DSN/AMMOS) mission support assessment." In plain English, this means JPL will work to understand NEAP's communication needs in relation to other missions which might be flying at the same time, relative to the Deep Space Network capacity to handle multiple missions simultaneously. This is a standard study performed in advance of all proposed deep space missions.

         On November 20, 1998, SpaceDev initiated its DSN support contract with JPL. The total cost of the effort was agreed to be $35,000. Approximately one-third of the work has been performed to date at a cost to SpaceDev of $10,000. As additional planning work is required to be performed by JPL under the contract, to stay current with the NASA and JPL planning process as it moves forward, more of the agreed upon tasks will be performed by JPL. SpaceDev will pay the remaining balance of $25,000 as those tasks are completed by JPL, which could take through the end of 2001

         On June 23, 1999, the Company filed for a registration statement with the State of Colorado for units consisting of one share of $.0001 par value common stock and one re-pricing warrant to purchase one share of common stock. The primary purpose of the offering was to raise $350,000 under Rule 504 of the Securities Act of 1933 to finance development of a hybrid rocket. That registration statement was made effective by the State of Colorado on August 26, 1999, providing for a per unit price of $1.50 per share. Due to fluctuations in the market price of the Company's common stock, the Company was forced to negotiate a per unit price based on the five-day trading average, less thirty percent. The entire offering of $350,000 was sold to a single investor in Colorado at a price of $0.91 per unit. Following that sale, the Company determined to raise the aggregate offering price in order to allow it to obtain funding during preparation of its Form 10-SB Registration Statement. The registration statement was amended for a total aggregate offering price of $730,000, with a per unit price based on the negotiated amount paid by the initial investor, and was made effective by the State of Colorado on October 13, 1999. Following effectiveness of the post-effective amendment, the Company sold an additional $10,000 in units under the offering at a price of $0.83 per unit.

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

         In November 1999, SpaceDev was awarded a $4,995,868 million mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. The CHIPSat contract will conclude on December 31, 2003. Revenues for 2000, 2001 and 2002 are expected to be approximately $2.0 million, $1.4 million and $1.1 million. The payments on the contract are made on a monthly basis according to a preset payment schedule. This was the Company's first production contract. As we reported we would do in the Third Quarter 10QSB, the Company reviewed this position at year-end and determined that the total costs at the end of the program will exceed the likely revenue. As a result, the Company has accrued a loss of $861,000, we believe that this estimated loss covers all possible contingencies through the life of the program.

         In July 2000, the Company was awarded two contracts from the Office of Space Launch of the National Reconnaissance Office for a total of approximately $800,000 these contracts are expected to be completed in the second quarter of 2001. This work is a continuation of a previous contract concerning the development of hybrid space propulsion technology.

RESULTS OF OPERATIONS

         Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements, which are apart of this report for further information regarding the results of operations of the Company.

         FULL YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

         During the year ended December 31, 2000, the Company had net sales of $3.9 million as compared to net sales of $4.9 million for 1999. Sales in 2000 were comprised of $2.1 million from the CHIPSat program, $844,000 from research and development performed for the Office of Space Launch (OSL), $250,000 from the Boeing Company for a joint study of beyond Earth Orbit commercial missions and $700,000 for all other programs. In 1999, $3.8 million of sales was from the SIL subsidiary, which is no longer apart of the Company. The remainder of 1999 sales--$1.1 million--was from a contract with OSL ($363,000), the Jet Propulsion Laboratory ($145,000), contract work for Launch Services ($225,000) and the remainder from other projects.

         For the year 2000, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $3.2 million, compared to $2.4 million in 1999. This increase was primarily due to higher CHIPSat and other project sales volume ($1.0 million) and the allocation of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold ($910,000). These increases were largely offset by a $2.0 million reduction in cost of goods sold due to the SIL rescission in 1999. In addition to the normal changes in cost of goods sold, the Company took a write-off of $861,000 against the CHIPSat program. This loss was primarily due to increased overhead charges that accrued to the program due to lower than expected business bases in 2000 and in 2001 and to a longer than expected time to get the project confirmed for production status by NASA. The performance on direct costs--labor and material--has been on budget. We believe that this write-off will cover all program contingencies to the end of the program -- which is currently scheduled for April 2003.

         The Company experienced a decrease in general and administrative expenses from $5.6 million in 1999 to $1.7 million for 2000. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization of acquisition costs, insurance, legal and accounting fees and other overhead. The reduction was primarily attributable to the SIL rescission ($3.0 million), a reclassification of certain overhead costs to costs of goods sold ($910,000) and other cost reductions of $105,000; this was partially offset by increased legal and accounting expenses of $70,000 related to the preparation and filing of the Company's registration statement on Form 10-SB and other SEC required reports.

         Interest expense for the periods ending December 31, 2000 and December 31, 1999 was $325,768 and $412,284, respectively.

         Research and development expense decreased from $568,000 in 1999 to $0 for 2000. In 2000, all of the Company's research and development efforts have been paid through contracts with various customers.

         For the year ended December 31, 2000, the Company had a net loss of $1.4 million, compared to a net loss of $4.1 million for 1999. The reduction in the net loss was due to the rescission of the SIL acquisition agreement, which reduced the loss by $2.5 million, and an increase in the volume of sales from the CHIPSat program and the Office of Space Launch, which absorbed a significant portion of the company's overhead costs ($810,000) and higher margins on the Boeing contract and other business. The improvements were partially offset by an estimated loss on the CHIPSat program ($861,000).

         As of December 31, 2000, the Company's backlog of business was approximately $2.9 million, as opposed to approximately $5.5 million as of fiscal year end 1999. During 2000, the Company won $1.3 million of additional business and obtained over $300,000 in California grant funds. It currently has over $15 million in outstanding commercial and government proposals and is working with potential partners for over $30 million in additional bids to be submitted for the Lunar Orbiter and the Low Earth Orbit Space Plane.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 2000 financial position raises "substantial" doubt about its ability to continue as a going concern." The opinion is based on net losses incurred by the Company for the years ended December 31, 2000 and 1999 of $1,405,395 and $4,119,648, respectively, and working capital deficits of $1,675,765 and $1,291,411, respectively, for those years. The Company's opportunity to continue as a going concern depends upon management's plans to consummate additional funding. This funding can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in 2001 and has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

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

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25. The Company adopted the Interpretation for all transactions entered into after July 1, 2000. The adoption of the Interpretation did not have a material impact on the consolidated financial statements.

         Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,166,000 consisted primarily of the income tax benefits from net operating loss carry-forwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $274,000 in 2000, from $1,892,000 at December 31, 1999 to $2,166,000 at December
31, 2000.

         Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements, which are a part of this report for further information regarding the liquidity and capital resources of the Company.

         FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

         Net increase in cash during 2000 was $157,000 compared to a net decrease of $4,000 in 1999. Net cash provided by operating activities totaled $930,000 for the year ended 2000, an increase of $1.5 million as compared to $542,000 used by operating activities during 1999. This improvement is attributable primarily to increased sales volume generated by the CHIPSat program and sales to the Office of Space Launch, as well as the elimination of negative operating cash flows generated by the SIL subsidiary.

         Net cash used in investing activities totaled $354,000 during 2000, compared to $217,000 used 1999, a decrease in cash used of $33,000. This difference is primarily attributable to a increase in the purchase of software needed to execute contracted business.

         Net cash used in financing activities totaled $419,000 during 2000, a decrease of $1.2 million from the $749,000 provided by financing activities during 1999. This decrease is primarily attributable to issuing only $25,000 in common stock in 2000 versus $565,000 in 1999 and a reduction of $591,000 in funds provided by related parties and $36,000 in all other financing activities. The $25,000 in common stock was raised through the sell of shares to the Company's Chief Financial Officer as part of a private placement of units of common stock and warrants dated November 2, 2000. Pursuant to revisions to the November 2, 2000 private placement, each warrant sold in the private placement entitles the holder to purchase an additional 25,000 shares of common stock of the Company at an exercise price of $1.00 per share, and Mr. Lloyd's warrants were reissued on these terms on March 6, 2001.

         At December 31, 2000, the Company's cash, which includes cash reserves and cash available for investment, was $260,000 as compared to $103,000 at December 31, 1999, an increase of $157,000. At December 31, 2000 the Company had accounts receivable of $316,000 and accounts payable of $460,000.


FORWARD-LOOKING STATEMENTS

         The Company's business strategy requires significant capital expenditures. The Company will incur a substantial portion of these expenditures before it generates significant sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until the Company establishes an adequate revenue-generating customer base. The Company expects losses through the end of 2001, and does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the launch of its first commercial spacecraft or hybrid propulsion product. There is no assurance that the Company will achieve or sustain any positive cash flow or profitability thereafter.

         During the years ended December 31, 2000, December 31, 1999 and December 31, 1998, the Company raised approximately $1.1 million (including proceeds from the 504 Colorado offering described above) through private sales of stock. To execute the Company's total strategy of small, capable, low-cost micro satellites, hybrid propulsion products and new commercial revenue sources, the Company requires significant funding. The current estimate is over $20 million, which could come from a combination of private or public equity placements, commercial project financing and government program funding. At this time, the Company does not have a commitment from any placement agent or underwriter to implement any additional public offering or from any government agency to obtain significant additional program funding for its products.

         The Company may also need to raise additional capital if, for example,(i) significant delays occur in deploying its first space mission due to technical difficulties, launch, or satellite failure, or other reasons; (ii) the Company does not enter into agreements with customers on the terms the Company anticipates; (iii) the Company's net operating deficit increases because it incurs significant unanticipated expenses; or (iv) the Company incurs additional costs from modifying all or part of NEAP or its proposed hybrid-related systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that the Company could raise additional capital on favorable terms, on a timely basis or at all. A substantial shortfall in funding would delay or prevent deployment of the Lunar Orbiter, NEAP and/or the hybrid-related systems.

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

         The Company will receive fixed compensation on the CHIPSat project in a total amount of $4,995,868, of which about $2.1 million was generated in 2000. The fixed price will be paid in increments over the term of the contract. In 2000, as we reported on the Third Quarter 10QSB, the Company reviewed this position at year-end and determined that the total costs at the end of the program will exceed the likely revenue. As a result, the company has taken a write-off to earnings of $861,000, we believe that this action covers all possible contingencies through the life of the program. Included in the review was an expected increase of $600,000 to the contract value to reflect added scope.

ITEM 7.  FINANCIAL STATEMENTS

         Please see the Company's audited financial statements for the period ended December 31, 2000 as compared to the period ended December 31, 1999 attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         During its last fiscal year and as of the date of this report, the Company has had no changes in or disagreements with its principal independent accountant regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor has the Company's principal accounting firm resigned or declined to stand for re-election.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The management and directors of the Company's business activities are under the control of its Board of Directors. Its Chief Executive Officer, James
W. Benson, manages the Company's daily operations. The Company currently has four directors. Below are the executive officers and directors of the Company.

NAME                          POSITION HELD
----                          -------------

James W. Benson               Chief Executive Officer,
13855 Stowe Drive             Director, Chairman of the Board
Poway, California 92064

Stanley W. Dubyn              Director, President and Chief Operating Officer
13855 Stowe Drive
Poway, California 92064

Charles H. Lloyd              Director, Chief Financial Officer
13855 Stowe Drive
Poway, California 92064

Susan Benson                  Secretary
13855 Stowe Drive
Poway, California 92064

David Smith                   Chief Technical Officer
13855 Stowe Drive
Poway, California 92064

Wesley T. Huntress*           Director
13855 Stowe Drive
Poway, California 92064

Curt Dean Blake*              Director
13855 Stowe Drive
Poway, California 92064

     *   Denotes Independent Director

         The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

         JAMES W. BENSON, age 56, is the founder of the Company, and has served as its Chief Executive Officer and President since inception. Mr. Benson is also a Director of the Company, a position he has held since October 1997. In 1984, Mr. Benson founded Compusearch Corporation (later renamed Compusearch Software Systems), in McLean, Virginia. The company was based on use of personal computers to create full text indexes of massive government procurement regulations and to provide fast full text searches for any word or phrase; the first instance of large scale, commercial implementation of PC-based full text searching, which later grew to encompass such systems as worldwide web search engines. Seeing related opportunities in document and image management, Mr. Benson started the award-winning ImageFast Software Systems in 1989, which later merged with Compusearch. In 1995, Mr. Benson sold Compusearch and ImageFast, and retired at age fifty. After months of research, Mr. Benson started SpaceDev LLC, which was acquired by the Company in October 1997. Mr. Benson holds a Bachelor of Science degree in Geology from the University of Missouri. He founded the non-profit Space Development Institute and introduced the $5,000 Benson Prize for Amateur Discovery of Near Earth Objects. He is also Vice-Chairman and private sector representative on NASA's national Space Grant Review Panel and a member of the American Society of Civil Engineers subcommittee on Near Earth Object Impact Prevention and Mitigation.

         STANLEY W. DUBYN, age 44, has been appointed as an interim director of the Company, a position he has held since February 4, 2000, and will act as President and Chief Operating Officer for the Company beginning March 4, 2000. Mr. Dubyn was formerly Senior Vice-President and Chief Operating Officer for Spectrum Astro, Inc. in Manhattan Beach, California, a position he held since October 1990 and which he resigned prior to becoming an officer of the Company. In that capacity, Mr. Dubyn was responsible for overall cost, schedule and technical management and oversight of company business activities with NASA, USAF, BMDO DARPA, classified and government customers, and managed over $75 million in prime contract revenue associated with spacecraft design, development, manufacturing, integration, test, launch and on-orbit operation. He was directly responsible for proposal management and winning a $1.5 billion NASA Goddard Space Flight Center contract. Mr. Dubyn has managed subcontracts and suppliers totaling over $34 million, many with new development technologies on compressed delivery schedules, and has functioned as director of new business and marketing for all classified, defense and NASA programs for Spectrum Astro. Concurrently with his employment for Spectrum Astro, Mr. Dubyn has acted as program manager on the following projects: New Millennium Deep Space One (October 1995-February 1997), Mars-98 Orbiter & Lander (February 1995 - October
1995), MSTI-3 (May 1994 - February 1995), MSTI-2 (November 1992 - May 1994),
MSTI -1, where he also acted as Chief Systems Engineer (November 1991 - November
1992) and DSP Evolution Study (October 1991 - November 1992). Prior to going to work with Spectrum Astro, Mr. Dubyn worked for TRW Space & Technology Group from June 1982 to October 1990, where he worked on a variety of classified projects in a myriad of capacities, including Program Manager and Director of STS Training for the Defense Projects Division. From May 1978 to June 1982, Mr. Dubyn worked for Hughes Aircraft Company, Space & Communications Group in El Segundo, California as a Mission and Systems Analyst, STS Integration Engineer and Preliminary Design Engineer, and, from July 1977 to September 1997, Mr. Dubyn worked for Rockwell International, B-1 Division as a Structural Analyst. Mr. Dubyn received his Master of Science Degree, Aerospace Engineering in 1981, and a Bachelor of Science Degree in Aerospace Engineering in 1978 from the University of Southern California. He has been honored throughout his career with awards for recognition and achievement, including the Hughes Aircraft Co. Masters Fellowship Award in 1980 and American Institute of Aeronautics and Astronautics Judging Awards in 1986, 1987 and 1988. In 1990, Mr. Dubyn received the TRW Chairman's Award for Innovation.

         CHARLES H. LLOYD, age 50, has acted as the Company's Chief Financial Officer since November 3, 1999. At the same time, he was appointed CEO of ISS. Mr. Lloyd was formerly the CEO and President of International Launch Services
(ILS), a joint venture of Lockheed Martin Corporation, Khrunichev State Research and Production Space Center and RSC Energia. During his tenure at ILS, he was responsible for the development, expansion, and ongoing operation of the joint venture. Mr. Lloyd aggressively marketed product lines globally, not only by overcoming cultural barriers, but also by structuring the organization to support multiple product and management requirements. He is credited with developing strategic international relationships between the United States and Russia, and with setting the industry standard for strict controls in the transfer of technology. Mr. Lloyd and his team at ILS generated over a billion dollars in new contracts and developed competitive markets in Asia, Europe, and

North America, all of which have provided increased revenues. He has close to 20 years of senior management experience in high technology, international service and manufacturing environments, with most of that time in positions focused on operations management, marketing and finance and administration. Prior to his employment with Lockheed and ILS, Mr. Lloyd held several management positions at General Dynamics (GD). He was Vice President and Managing Director, and responsible for the management and operations of General Dynamics Commercial Launch Services. Prior to that, he was Vice President of Finance and Controller of GD Space Systems, and Vice President of Finance and Administration of GD Services Company. Mr. Lloyd began his career as a Senior Financial Planning Analyst at Ford Motor Company in 1975. Mr. Lloyd holds a Masters of Business Administration from the University of Michigan and earned his Bachelor of Arts Degree in Finance from Virginia Polytechnic Institute and State University.

         SUSAN BENSON, age 56, has served as the Company's Secretary since its inception. She is the wife of James W. Benson. Ms. Benson was the Customer Support Manager for Compusearch Software Systems in McLean, Virginia from 1986 through 1995.

         DAVID B. SMITH, age 61, was appointed to the newly created positions of Chief Technical Officer and Vice President of Engineering on June 29, 2000. Mr. Smith also assumed the role of Vice-President of Engineering with responsibility for consolidating overall company technical activities, and to ensure the development of quality hardware and flight systems. Prior to his employment with the Company, Mr. Smith held various positions with JPL between January 1971 and June 2000, including, in the last six years, Principal Engineer for the Mars Exploration Program Office from September 1999 to June 2000, Manager of one of their product development offices and new products architect from October 1998 to September 1999, Project Manger on the DNP Project from July 1997 to October 1998, Manager of Program Design and Architecture Office (where he was responsible for new business project design center) from June 1996 to October 1997, Advanced Projects Manager, Team X (where he developed a JPL new business proposal process, led the JPL DNP Re-engineering team and developed a design to cost process) from October 1994 to June 1996. His thirty-eight year career has focused on multiple deep space and Earth-orbiting missions including Apollo, MVM, Viking, Voyager, Galileo, and two shuttle radar missions: STS 59 & 68. He was awarded NASA's Exceptional Achievement medal in 1995 for his leadership and management skills for the Earth orbiting shuttle missions. His activities on these missions ranged from navigation, mission design, systems engineering to the development and delivery of the central computer system (CDS) to the Galileo spacecraft. Mr. Smith's experience also includes key positions on the Pioneer-10 Navigation Team, the Mars Viking Orbiter and Lander Navigation Team, the Apollo-11 and Voyager Mission Design Teams, and the Galileo and SIR-C Development Teams. Mr. Smith has a Masters of Aerospace Engineering from the University of Southern California and a Bachelor's of Aerospace Engineering from West Virginia University. He has published, either jointly or singly, twelve papers on topics related to the industry from 1967 to June 1999.

         WESLEY T. HUNTRESS, age 58, was elected to the Company's Board of Directors as an Independent Director at the Company's annual shareholder meeting held June 30, 1999. Dr. Huntress is currently Director of the Geophysical Laboratory at the Carnegie Institution of Washington in Washington, DC, where he leads an interdisciplinary group of scientists in the fields of high-pressure science, astrobiology, petrology and biogeochemistry. Prior to his appointment at Carnegie, Dr. Huntress served the Nation's space program as the Associate Administrator for Space Science at NASA from October 1993 through September 1998 where he was responsible for NASA's programs in astrophysics, planetary exploration, and space physics. During his tenure, NASA space science produced numerous major discoveries, and greatly increased the launch rate of missions. These discoveries include the discovery of possible ancient microbial life in a Mars meteorite; a possible subsurface ocean on Jupiter's moon Europa; the finding that gamma ray bursts originate at vast distances from the Milky Way and are extraordinarily powerful; discovery of massive rivers of plasma inside the Sun; and a wealth of announcements and images from the Hubble Space Telescope, which have revolutionized astronomy as well as increased public interest in the cosmos. Dr. Huntress also served as a Director of NASA's Solar System Exploration Division from 1990 to 1993, and as special assistant to NASA's Director of the Earth Science and Applications from 1988 to 1990. Dr. Huntress came to NASA Headquarters from Caltech's Jet Propulsion Laboratory (JPL). Dr. Huntress joined JPL as a National Research Council resident associate after receiving is B.S. in Chemistry from Brown University in 1964 and his Ph.D. in Chemical Physics from Stanford in 1968. He became a permanent research scientist at JPL in 1969. He and his JPL team gained an international reputation for their pioneering studies of chemical evolution in interstellar clouds, comets and planetary atmospheres. At JPL Dr. Huntress served as co-investigator for the ion mass spectrometer experiment in the Giotto Halley's Comet mission, and as an interdisciplinary scientist for the Upper Atmosphere Research Satellite and Cassini missions. He also assumed a number of line and research program management assignments while at JPL, and spent a year as a visiting professor in the Department of Planetary Science and Geophysics at Caltech.

         CURT DEAN BLAKE, age 43, was appointed to the Board on September 5, 2000. Mr. Blake acted as the Chief Operating Officer of the Starwave Corporation from 1993 until 1999, where he managed business development, finance, legal and business affairs, and operations for the world's most successful collection of content sites on the Internet. During that time, he developed business strategies, financial models, and structured and negotiated venture agreements for Starwave's flagship site, ESPN Sportszone, at that time the highest traffic destination site on the Internet. He also developed and negotiated venture agreements with the NBA, NFL, Outside Magazine and NASCAR to create sites around these brands. Mr. Blake negotiated sale of controlling interest in Starwave Corporation to Disney/ABC (NYSE:DIS). Prior to Starwave, Mr. Blake worked at Corbis from 1992 to 1993, where he led the acquisitions and licensing effort to fulfill Bill Gates' vision of creating the largest taxonomic database of digital images in the world. Mr. Blake acted as General Counsel to Aldus Corporation (now NASDAQ:ADBE) from 1989 to 1992, where he was responsible for all legal matters of the $125 million public corporation and its subsidiaries. Prior to that, Mr. Blake was an attorney at Shidler, McBroom, Gates and Lucas, during which time he was assigned as onsite counsel to the Microsoft Corporation (Nasdaq:MSFT) where he was primarily responsible for the domestic OEM/Product Support and Systems Software divisions. Mr. Blake has an MBA and JD from the University of Washington.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review on the Forms 3 and 4 furnished to the Company with respect to its most recent fiscal year, each of the following Directors and/or Executive Officers file his initial Form 3 late under Section 16(a) of the Securities and Exchange Act of 1934: Stanley W. Dubyn and Curt Dean Blake. The following Executive Officer filed two delayed reports on Form 4 for transactions which took place in December 31, 2000: Charles H. Lloyd. Each of the transactions reported in the delayed filing were acquisitions representing compensation under the terms of existing employment agreements in the case of the Executive Officers, and an attendance fee in the case of the Director. The Form 4 for options issued to Wesley T. Huntress in November 2000 was not timely filed. The acquisition was reported on Form 5 on March 29, 2001.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

         The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years:

                                     SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                          ------------------------------------- ---------------------------------------
                                  Annual Compensation                    Awards              Payouts
                          ------------------------------------- -------------------------- ------------
                                                       Other                  Securities
                                                      Annual     Restricted     Under-                   All Other
Name and                                              Compen       Stock        lying         LTIP        Compen-
Principal                                             sation      Award(s)     Options/      Payouts      sation
Position        Year      Salary ($)   Bonus ($)       ($)          ($)       SARs (#)(3)     ($)           ($)
--------------- --------- ------------ ------------ ----------- ------------ ------------- ------------ ------------
James W.        1998                0            -           -            -           -              -          -
Benson, CEO     1999                0            -           -            -     100,000              -          -
                2000           42,946            -           -            -           -              -          -
Charles H.      1998                -            -           -            -           -              -          -
Lloyd, CFO(1)   1999            8,077            -           -            -     450,000              -          -
                2000           77,770            -           -            -     750,000(5)           -          -
Stanley W.      1998                -            -           -            -           -              -          -
Dubyn,          1999                -            -           -            -           -              -          -
President       2000          125,192            -           -            -     100,000(6)           -          -
David Smith,    1998                -            -           -            -           -              -          -
CTO & VP        1999                -            -           -            -           -              -          -
                2000           62,308            -           -            -           -              -          -
Philip E.       1998           61,060            -           -            -     100,000              -          -
Smith, COO(4)   1999           43,388            -           -            -           -              -          -
                2000                -            -           -            -           -              -          -
Thomas Brown,   1998           59,246            -           -            -     100,000              -          -
CFO(1)          1999           68,454            -           -            -           -              -          -
                2000                -            -           -            -           -              -          -
Susan Benson,   1998                0            -           -            -           -              -          -
Secretary       1999                0            -           -            -           -              -          -
                2000                0            -           -            -           -              -          -
Jan King, V.P.  1998           43,154            -           -       10,000           -              -      5,500(2)
                1999          134,133            -           -            -           -              -          -
                2000           59,180            -           -            -           -              -          -

(1) Thomas W. Brown's employment with the Company terminated on November 3, 1999. Pursuant to his resignation, the Company signed a Separation and Release Agreement requiring the Company to pay Mr. Brown a total of $60,000 for the release of his employment agreement. To date, the Company has not paid Mr. Brown the final installment due under the Separation and Release Agreement, and there is currently a principal balance of $9,000. The Company is in negotiations with Mr. Brown for an extension of the payment terms. In addition to the principal balance, Mr. Brown is claiming late payment penalties of $9,250. In the event the Separation and Release Agreement is extended, the Company will be required to pay the total principal and accrued penalties to Mr. Brown over a the next three months.

(2) Represents a relocation allowance paid upon execution of Mr. King's employment agreement. Mr. King is no longer with the Company.
(3)   James W. Benson purchased 100,000 shares for $.50 per share in December
      1998.
(4)   Phillip Smith is no longer an officer or director of the Company.
(5) 200,000 of these options were performance-based options which terminated on December 31, 2000.
(6) 50,000 of these options were performance-based options which terminated on March 4, 2001.

         During the last fiscal year and as of December 31, 2000, the Company granted stock options to executive officers as set forth in the following table:

                         OPTION/SAR GRANTS ENDED DECEMBER 31, 2000

                                     Individual Grants
-------------------------------------------------------------------------------------------------
                           Number of        % of Total
                           Securities       Options/SARs
                           Underlying       Granted to
                           Options/SARs     Employees in      Exercise of Base
Name                       Granted (#)      Fiscal Year       Price ($/Sh)        Expiration Date
----                       -----------      -----------       ------------        ---------------
James W. Benson                     -               -                   -                      -

Charles H. Lloyd              250,000          33 1/3%              $1.44               11/01/09
                              250,000          33 1/3%              $1.25               05/10/10
                              250,000          33 1/3%              $1.23               08/01/10

Stanley W. Dubyn               50,000              50%              $1.28               05/19/10
                               50,000              50%              $1.28               05/19/10(1)

David Smith                         -               -                   -                      -

Susan Benson                        -               -                   -                      -

      (1) This option was a performance-based option which, according to its terms, would expire on March 4, 2001 in the event certain goals were not met on or prior to that date. This option has expired according to its terms.

         The following table is intended to provide information as to the number of stock options exercised by each of the executive officers listed above, the value realized upon exercise of such options, and the number and value of any unexercised options still held by such individuals.

                                                                        Number of
                                                                        Securities            Value of
                                                                        Underlying            Unexercised In-the-
                                                                        Unexercised           Money
                                                                        Options/SARs at       Options/SARs at
                                                                        FY-End (#)            FY-End ($)

                           Shares Acquired on                           Exercisable/          Exercisable/
Name                       Exercise (#)           Value Realized ($)    Unexercisable         Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------
James W. Benson                                0                     0              500,000/                    0/0
                                                                                  2,000,000
Charles H. Lloyd                               0                     0            1,000,000/                    0/0
                                                                                          0
Stanley W. Dubyn                               0                     0               50,000/                    0/0
                                                                                          0
David Smith                                    0                     0                    0                       0

Susan Benson                                   0                     0                    0                       0

(1) For purposes of determining whether options are "in-the-money," the Company defined fair market value as the five-day trading average of the Company's common stock on the Over-The-Counter Bulletin Board as of March 12, 2001, or $0.88748 per share. None of the options listed on the table are "in-the-money."

REMUNERATION PAID TO DIRECTORS

         The following table sets forth the remuneration paid to the Company's directors during its fiscal year ended December 31, 2000.

                                      Cash Compensation                      Security Grants
                        ---------------------------------------------  -----------------------------
                                                                                  Number of
                                                                                  Securities
                        Annual                        Consulting       Number of  Underlying
Name                    Retainer Fees  Meeting Fees   Fees/Other Fees  Shares     Options/SARs
----------------------- -------------  -------------  ---------------  ---------  ------------------
James W. Benson                    -              -                -          -                   -

Charles H. Lloyd                   -              -                -          -                   -

Stanley W. Dubyn                   -              -                -          -               4,706

Wesley T. Huntress(1)              -              -                -      4,424               9,425

Curt Dean Blake(2)                 -              -                -          -                   -


(1) Wesley T. Huntress Jr. was elected to the Board at the 1999 Annual Shareholders' Meeting. Pursuant to an agreement with the Company, Mr. Huntress was to receive a total of $10,000 in the Company's common stock as compensation for his services as a director in two separate issuances during the first two years of his directorship. In 1999, he received the first issuance of 4,444 shares pursuant to that agreement. Mr. Huntress received the second issuance of 4,424 shares in during the year ended December 31, 2000. Additionally, Mr. Huntress received an option to purchase a total of $10,000 in common shares, or 4,425 shares at a per share price of $1.13, the fair market value on January 1, 2000, when the options were issued pursuant to the agreement. Pursuant to the Company's policy regarding compensation of independent directors, Mr. Huntress received an option to purchase 5,000 shares on November 10, 2000 for his attendance at a telephonic meeting of the Company's Board of Directors.
(2) Pursuant to its policy regarding compensation of independent directors, the Company issued Mr. Blake an option to purchase a total of $10,000 in common shares, or 4,706 shares at a per share price of $1.0625, upon acceptance of his position as a director for the Company. The exercise price of the shares represents the fair market value on September 5, 2000, the date of issuance. The option does not vest until September 5, 2001.

EMPLOYMENT AGREEMENTS

         On November 21, 1997, the Company entered into a five-year employment agreement with its President, James W. Benson. This agreement provides for compensation of salary and stock as well as stock options. This agreement also prohibits Mr. Benson from competing with the Company, disclosing any confidential information, or soliciting any employees or customers of the Company for one year after termination of employment.

         On November 1, 1999, the Company, through ISS, entered into an employment agreement with its Chief Financial Officer, Charles H. Lloyd. The agreement automatically renews for one-year periods until terminated by written notice of either Mr. Lloyd or the Company. This agreement provides for compensation of salary and options to the employee. The agreement also prohibits the employee from competing with the Company for one year after termination of employment.

         On February 4, 2000, the Company entered into an employment agreement with its Chief Operating Officer, Stanley W. Dubyn. The agreement automatically renews for one-year periods until terminated by written notice of either Mr. Dubyn or the Company. This agreement provides for compensation of salary and options to the employee. The agreement also prohibits the employee from competing with the Company for one year after termination of employment. Pursuant to that agreement, Mr. Dubyn has received options to purchase 100,000 shares of the Company's common stock at the fair market value of the stock on the grant date. As of the date of this report, 50,000 of the options have vested while the remaining options have expired. On March 1, 2001, the Company issued 50,000 shares to Mr. Dubyn pursuant to the employment agreement which provided for the shares upon successful completion of his first year of employment with the Company.

         On June 28, 2000, the Company entered into an employment agreement with its Chief Technical Officer and Vice-President of Engineering, David Smith. The agreement provides for a base salary of $135,000 per annum, with bonus compensation in the form of performance-based options, none of which have been issued to date.

EMPLOYEE BENEFITS

         The Company has adopted, at its 1999 Annual Stockholder Meeting, an Incentive Employee Stock Option Plan under which its Board of Directors may grant employees, directors and affiliates of the Company opportunities to purchase Incentive Stock Options, Supplemental Stock Options and to receive stock bonuses or rights to purchase restricted stock of the Company. Incentive Stock Options will only be available to employees, including officers, and affiliates of the Company; they will not be available to non-employee directors. The exercise price of the Incentive Stock Options shall not be less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The exercise price for the Supplemental Stock Options will not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. The Company will be required to reserve an amount of common shares equal to the number of shares which may be purchased as a result of such stock awards.

         During its fourth quarter of fiscal year 2000, the Company issued options to employees under the Plan to purchase a total of 37,500 common shares at the fair market value of the stock on the date of grant. The total options issued were a combination of incentive and non-statutory options. Options were also issued under the Plan to William George McCoy, a consultant of the Company, in connection with the purchase of ExploreSpace.com, Inc. Mr. McCoy's options are non-statutory options to purchase shares at $1.00 per share and will expire five years from the date of grant. Mr. McCoy acts as Web Director for the Company on a consulting basis.

         The Company also offers a variety of health, dental, vision and life insurance benefits to its employees. The Company also offers a 401(k) program to its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information as March 12, 2001 concerning the beneficial ownership of the Company's common stock by (i) each director,
(ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

--------------------------------------------------------------------------------------------------------------------
                                 Name and Address of Beneficial       Amount and Nature of
Title of Class                              Owner(2)                  Beneficial Ownership       Percent of Class
--------------------------------------------------------------------------------------------------------------------
$.0001 par value common stock  James W. Benson, CEO and                            9,628,413(3)          68%(1)
                               President and
                               Susan Benson, Secretary
                               13855 Stowe Drive
                               Poway, California 92064

$.0001 par value common stock  Charles H. Lloyd                                       25,000              7%(1)
                               Chief Financial Officer
                               13855 Stowe Drive
                               Poway, California 92064

$.0001 par value common stock  Stanley W. Dubyn                                       50,000           <0.7%(1)
                               President and COO
                               13855 Stowe Drive
                               Poway, California 92064

$.0001 par value common stock  Curt Dean Blake, Vice President                            --           <0.1
                               13855 Stowe Drive
                               Poway, California 92064

$.0001 par value common stock  Wesley T. Huntress Jr., Director                        8,868           <0.1%
                               13855 Stowe Drive
                               Poway, California  92064

$.0001 par value common stock  Officers and Directors as a group                   9,712,281             69%(1)


(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 1999, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 14,072,476 Shares outstanding on March 28, 2001.
(2) Represents 236,000 shares held directly by James W. Benson; 8,895,000 shares held by SD Holdings, LLC, an entity controlled by James W. Benson; and 497,413 shares recently transferred from SD Holdings, LLC to Space Development Institute, a 501(c)(3) corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         James W. Benson, the Company's Chief Executive Officer and Chairman of the Board of Directors, and Susan Benson, the Company's Secretary, are husband and wife.

         James W. Benson had personally guaranteed the letters of credit of the Company's subsidiary, Integrated Space Systems in the amount of $250,000. This letter of credit has now expired. Mr. Benson also personally guaranteed two loans for the purchase of the Company's new headquarters; the loans are in the amount of $1,780,937.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM                                                                             EXH. NO.
-----                                                                            --------
SpaceDev's Articles of Incorporation*                                               3.1
SpaceDev's Articles of Amendment to Articles of Incorporation dated                 3.2
November 4, 1997 Authorizing Series B Preferred Stock*
SpaceDev's Articles of Amendment to Articles of Incorporation dated                 3.3
December 17, 1997 Changing Name to SpaceDev, Inc.*
SpaceDev's Bylaws*                                                                  3.4
Form of Common Stock Certificate*                                                   4.1
Form of Non-Qualified Stock Option*                                                 4.2
Form of Incentive Stock Option*                                                     4.3
Form of Re-Pricing Warrant*                                                         4.4
Form of Warrant*                                                                    4.5
1999 Stock Option Plan*                                                             4.6
1999 Employee Stock Purchase Plan*                                                  4.7
Form of Warrant from November 2, 2000 Private Placement                             4.8
Common Stock Purchase Warrant - Phillips Aerospace                                  4.9
Common Stock Exchange Agreement Between SpaceDev and SIL*                           10.1
Mutual Rescission and Release of Share Acquisition Agreement*                       10.2
Share Exchange Agreement Between SpaceDev and ISS*                                  10.3
Agreement of License and Purchase of Technology Between SpaceDev and AMROC*         10.4
Firm Fixed Price Agreement Number 108252 Between SpaceDev and Regents of            10.5
the University of California*
Employment Agreement of James W. Benson**                                           10.6
Employment Agreement  between ISS and Thomas W. Brown*                              10.7
Employment Agreement  between ISS and Philip E. Smith*                              10.7
Employment Agreement of Jan A. King*                                                10.8
Employment Agreement between ISS and Charles H. Lloyd*                              10.9
Separation and Release Agreement with Philip E. Smith*                              10.10
Employment Agreement between SpaceDev and Stanley W. Dubyn*                         10.11
Deed of Counter-Indemnity dated August 28, 1999***                                  10.12

One Report on Form 8-K has been filed by the Company since fiscal year ended December 31, 2000. This report, dated February 27, 2001, disclosed the formation and funding of the Company's majority-owned Australian subsidiary.

* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-28947).

**    Incorporated by reference to Exhibit 10.1 previously filed as an Exhibit to Registrant's Form 10-QSB filed on August 10, 2000.

***   Incorporated by reference to Exhibit 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on September 20, 2000.

INDEX TO FINANCIAL STATEMENTS


                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS
================================================================================


REPORT OF INDEPENDENT AUDITORS                                               F-2


FINANCIAL STATEMENTS
        Consolidated Balance Sheets                                   F-3 to F-4
        Consolidated Statements of Operations                                F-5
        Consolidated Statements of Stockholders' Equity (Deficit)     F-6 to F-8
        Consolidated Statements of Cash Flows                        F-9 to F-10
        Notes to Consolidated Financial Statements                  F-11 to F-31

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
SPACEDEV, INC.

We have audited the accompanying consolidated balance sheets of SPACEDEV, INC. AND SUBSIDIARY (see Note 1(c) to the consolidated financial statements) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company incurred net losses of $1,405,395 and $4,119,648 for the years ended December 31, 2000 and 1999, respectively, and had working capital deficits of $1,675,765 and $1,291,411 as of December 31, 2000 and 1999, respectively, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San Diego, California
February 8, 2001, (except for Note 10(c) as to which the date is March 22, 2001)

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

DECEMBER 31,                                               2000         1999
--------------------------------------------------------------------------------

ASSETS (Note 4)
CURRENT ASSETS
   Cash (Note 10(a))                                  $   259,623   $   102,887
   Accounts receivable (Note 10(b)                        316,348       363,915
   Other current assets                                     6,974         6,974
--------------------------------------------------------------------------------

Total current assets                                      582,945       473,776

FIXED ASSETS - NET (Notes 1(g) and 2)                   2,263,457     2,103,326

INTANGIBLE ASSETS - NET (Notes 1(g) and 3)              1,502,585     2,182,232

CAPITALIZED SOFTWARE COSTS (Note 1(e))                    207,016             -

Other Assets                                               80,651         2,730
--------------------------------------------------------------------------------

                                                      $ 4,636,654   $ 4,762,064
================================================================================

                                                                                                   SPACEDEV, INC.
                                                                                                 AND SUBSIDIARIES

                                                                           CONSOLIDATED BALANCE SHEETS, CONTINUED
=================================================================================================================

DECEMBER 31,                                                                             2000            1999
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Line of credit (Note 4)                                                            $         -    $   241,415
   Current portion of notes payable (Note 5(a))                                            13,000          7,200
   Current portion of capitalized lease obligations (Note 9)                               52,290         11,135
   Notes payable - related party (Note 5(b))                                               80,000        718,002
   Accounts payable and accrued expenses                                                  606,223        377,213
   Accrued payroll, vacation and related taxes                                            160,174        116,136
   Customer deposits and deferred revenue (Note 1(f))                                     152,871         19,166
   Billing in excess of costs incurred and estimated earnings (Note 1(f))                 333,445        274,920
   Provision for anticipated loss (Note 10(c))                                            860,707              -
-----------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               2,258,710      1,765,187

NOTES PAYABLE, LESS CURRENT MATURITIES (Note 5(a))                                      2,267,608      2,251,721
CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES (Note 9)                            87,465         17,972
NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES (Note 5(b))                        495,992              -
DEFERRED REVENUE (Note 1(f))                                                                5,000          5,000
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       5,114,775      4,039,880

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock, $.001 par value, 10,000,000 shares
     authorized no shares issued or outstanding (Note 8(a))                                     -              -
   Common stock, $.0001 par value; 50,000,000 shares authorized, and
      14,005,229 and 13,879,945 shares issued and outstanding,
     respectively (Note 8(b))                                                               1,400          1,388
   Additional paid-in capital                                                           7,360,155      7,155,077
   Additional paid-in capital - stock options (Note 8(d))                                 750,000        750,000
   Deferred compensation (Note 8(d))                                                     (250,000)      (250,000)
   Accumulated deficit                                                                 (8,339,676)    (6,934,281)
-----------------------------------------------------------------------------------------------------------------

Total stockholders' equity (deficit)                                                     (478,121)       722,184
-----------------------------------------------------------------------------------------------------------------

                                                                                      $ 4,636,654    $ 4,762,064
=================================================================================================================

                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                     F-4

                                                                           SPACEDEV, INC.
                                                                         AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
=========================================================================================

YEARS ENDED DECEMBER 31,                                        2000            1999
-----------------------------------------------------------------------------------------

NET SALES                                                   $  3,893,271    $  4,877,931
Cost of sales                                                  2,385,444       2,445,304
Anticipated loss on uncompleted contract (Note 10(c))            860,707               -
-----------------------------------------------------------------------------------------

Total Cost of Sales
                                                               3,246,151       2,445,304
-----------------------------------------------------------------------------------------

GROSS MARGIN                                                     647,120       2,432,627

-----------------------------------------------------------------------------------------

OPERATING EXPENSES
   General and administrative (including stock-based
     compensation of $95,909  and $178,810, respectively)
     (Notes 1(l) and 8(b))                                     1,725,147       5,568,338
   Research and development (Note 1(h))                                -         568,318
-----------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                          (1,078,027)     (3,704,029)

Interest expense                                                (325,768)       (412,284)
-----------------------------------------------------------------------------------------

Loss Before Income Taxes                                      (1,403,795)     (4,116,313)

Income Tax Provision (NOTES 1(j) AND 6)                            1,600           3,335
-----------------------------------------------------------------------------------------

Net Loss                                                    $ (1,405,395)   $ (4,119,648)
=========================================================================================

Net Loss Per Share:
      NET LOSS                                              $       (.10)   $       (.39)
-----------------------------------------------------------------------------------------

      WEIGHTED-AVERAGE SHARES OUTSTANDING                     13,956,796      10,629,483

=========================================================================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          F-5

                                                                                                        SPACEDEV, INC.
                                                                                                      AND SUBSIDIARIES

                                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
======================================================================================================================

                                                                       Convertible
                                                                     Preferred Stock                Common Stock
                                                                -------------------------    -------------------------
                                                                  Shares        Amount        Shares         Amount
----------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1999                                         82,450   $        82      6,047,743    $       605

Preferred stock converted to common stock (Note 8(a))              82,450           (82)     8,245,000            825

Common stock issued for cash (Note 8(b))and
services (Note 8(b))                                                    -             -        546,546             54

Common stock issued for services (Note 8(b))                            -             -         40,656              4

Recission of SIL acquisition  (Notes 1(g) and 3(c))                     -             -     (1,000,000)          (100)

Warrants issued for acquisition of intangible assets
(Note 3(b))                                                             -             -              -              -

Comprehensive loss:
  Net loss                                                              -             -              -              -
  Foreign currency translation adjustment                               -             -              -              -
----------------------------------------------------------------------------------------------------------------------

  Comprehensive loss                                                    -             -              -              -
----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                                            -             -     13,879,945          1,388

Common stock issued for cash (Note 8(b))                                -             -         25,000              2

Common stock issued for services (Note 8(b))                            -             -         60,284              6

Common stock issued to former employee (Note 8(b))                      -             -         40,000              4

Warrants issued for services (Note 8(c))                                -             -              -              -

Warrants issued for acquisition of intangible
assets (Note 3(b))                                                      -             -              -              -

  Net loss                                                              -             -              -              -

----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                            -   $         -     14,005,229    $     1,400
======================================================================================================================

                                                F-6

                                                                                               SPACEDEV, INC.
                                                                                             AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
=============================================================================================================

                                                                                   Additional
                                                                   Additional       Paid-In
                                                                    Paid-In         Capital -      Deferred
                                                                    Capital      Stock Options   Compensation
-------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1999                                        $ 6,795,229     $   750,000    $  (250,000)

Preferred stock converted to common stock (Note 8(a))                    (743)              -              -

Common stock issued for cash (Note 8(b))and
services (Note 8(b))                                                  564,880               -              -

Common stock issued for services (Note 8(b))                          178,806               -              -

Recission of SIL acquisition  (Notes 1(g) and 3(c))                  (423,345)              -              -

Warrants issued for acquisition of intangible assets
(Note 3(b))                                                            40,250               -              -

Comprehensive loss:
  Net loss                                                                  -               -              -
  Foreign currency translation adjustment                                   -               -              -
-------------------------------------------------------------------------------------------------------------

  Comprehensive loss                                                        -               -              -
-------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                                        7,155,077         750,000       (250,000)

Common stock issued for cash (Note 8(b))                               24,998               -              -

Common stock issued for services (Note 8(b))                           77,832               -              -

Common stock issued to former employee (Note 8(b))                     54,560               -              -

Warrants Issued for services (Note 8(c))                               18,071               -              -

Warrants issued for acquisition of
intangible assets (Note 3(b))                                          29,617               -              -

  Net loss                                                                  -               -              -
-------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                      $ 7,360,155     $   750,000    $   250,000
=============================================================================================================

                                                                                           SPACEDEV, INC.
                                                                                         AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
=========================================================================================================

                                                                              Accumulated
                                                                                 Other
                                                               Accumulated   Comprehensive
                                                                 Deficit        Income          Total
---------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1999                                     $(2,814,633)   $     7,323    $ 4,488,606

Preferred stock converted to common stock (Note 8(a))                    -              -              -

Common stock issued for cash (Note 8(b))and
services (Note 8(b))                                                     -              -        564,934

Common stock issued for services (Note 8(b))                             -              -        178,810

Recission of SIL acquisition  (Notes 1(g) and 3(c))                      -              -       (423,445)

Warrants issued for acquisition of intangible
assets (Note 3(b))                                                       -              -         40,250

Comprehensive loss:
  Net loss                                                      (4,119,648)             -     (4,119,648)
  Foreign currency translation adjustment                                -         (7,323)        (7,323)
---------------------------------------------------------------------------------------------------------

  Comprehensive loss                                            (4,119,648)        (7,323)    (4,126,971)
---------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                                    (6,934,281)             -        722,184

Common stock issued for cash (Note 8(b))                                 -              -         25,000

Common stock issued for services (Note 8(b))                             -              -         77,838

Common stock issued to former employee (Note 8(b))                       -              -         54,564

Warrants Issued for services (Note 8(c))                                 -              -         18,071

Warrants issued for acquisition of
   intangible assets (Note 3(b))                                         -              -         29,617

  Net loss                                                      (1,405,395)             -     (1,405,395)
---------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                   $(8,339,676)   $         -    $  (478,121)

=========================================================================================================

                                                                                          SPACEDEV, INC.
                                                                                        AND SUBSIDIARIES

                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
========================================================================================================

YEARS ENDED DECEMBER 31,                                                         2000           1999
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $(1,405,395)   $(4,119,648)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                               836,056      1,945,937
     Common stock and warrants issued for compensation
      and services                                                                95,909        178,810
     Change in operating assets and liabilities:
       Accounts receivable                                                        47,567        954,604
       Inventory                                                                       -       (250,065)
       Other current assets                                                            -        118,736
       Other assets                                                              (24,842)        14,010
       Accounts payable and accrued expenses                                     229,011        682,453
       Accrued payroll, vacation and related taxes                                98,602         43,938
       Customer deposits and deferred revenue                                    133,704       (385,336)
       Billings in excess of costs incurred and estimated earnings                58,525        274,920
       Provision for anticipated loss                                            860,707              -
--------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                              929,844       (541,641)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capitalized software costs                                                   (207,016)             -
   Purchases of fixed assets                                                    (146,728)      (103,092)
   Cash disposed of in sale of subsidiary                                              -       (113,420)
--------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (353,744)      (216,512)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) from bank lines of credit                                (241,415)       141,415
   Payments on notes payable - related party                                    (142,010)      (110,000)
   Payments on notes payable                                                     (31,392)       (50,663)
   Principal payments on capitalized lease obligations                           (29,547)       (52,632)
   Proceeds from issuance of common stock                                         25,000        564,934
   Proceeds from notes payable - related party                                         -        591,002
   Decrease in bank overdraft                                                          -       (477,298)
   Proceeds from notes payable                                                         -        141,921
--------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                             (419,364)       748,679
--------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                -          5,822
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             156,736         (3,652)

Cash at Beginning of Year                                                        102,887        106,539
--------------------------------------------------------------------------------------------------------

Cash at End of Year                                                          $   259,623    $   102,887
========================================================================================================

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                F-9

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
================================================================================

YEARS ENDED DECEMBER 31,                                2000           1999
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                           $ 280,577     $ 356,041
   Income taxes                                       $   1,600     $   3,335

NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2000 and 1999, the Company acquired $140,195 and $29,660 of fixed assets under capital lease agreements, respectively.

During 2000 and 1999, the Company issued 60,284 and 40,656 shares of restricted common stock for consulting services with a fair value of approximately $78,000 and $179,000, respectively. The fair value of the shares was calculated using the average closing price surrounding the issuance dates. See Note 8(b)).

During 2000, the Company issued warrants to purchase 28,236 shares of common stock for services. These warrants were valued in accordance with SFAS 123 for a fair value of approximately $18,000.

In August 2000 and 1999, the Company issued warrants to purchase 25,000 shares of restricted common stock to acquire certain technology. These warrants were valued in accordance with SFAS 123 for a fair value of approximately $30,000 and $40,000, respectively.

During 1999, the Company financed $317,000 of building improvements with a note payable.


================================================================================
               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                                           FINANCIAL STATEMENTS.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. As discussed in Note 3(c), the Company disposed of its interest in SIL on December 17, 1999.

(a)   NATURE OF OPERATIONS

SPACEDEV, INC. (the "Company") was incorporated under the laws of Colorado on December 23, 1996 as Pegasus Development Group, Inc. (PDGI). The Company, through its two business segments, is engaged in the commercial development of low-cost satellites and their subsystems, as well as providing engineering technical services to major aerospace companies. The principal geographic markets of the Company are the United States and Europe. See Note 11(a)).

PDGI was originally formed for the purpose of entering the real estate industry. SpaceDev, LLC of Colorado was originally formed in 1997 for commercial space exploration and was the sole owner of shares of common stock of SpaceDev (a Nevada corporation) ("SpaceDev"). On October 22, 1997, PDGI issued 8,245,000 of its $.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev stock, SpaceDev was merged into PDGI and, on December 17,1997, PDGI changed its name to SPACEDEV, INC. After the merger, SpaceDev, LLC, changed its name to SD Holdings, LLC on December 17, 1997. (See Notes 8(a) and 8(b)).

For accounting purposes, the transaction was accounted for as a reverse merger with the Company as the acquirer. Since SpaceDev had minimal assets prior to the merger, the transaction was accounted for as the sale of Company's common stock for net assets of $1,232.

(b)   LIQUIDITY/GOING CONCERN

The accompanying consolidated financial statements as of December 31, 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had working capital deficits of $1,675,765 and $1,291,411 as of December 31, 2000 and 1999, respectively, and incurred net loss of $1,405,395 and $4,119,648 for the years ended December 31, 2000 and 1999, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 2000, management intends to raise additional financing through a combination of public and private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(c)   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integrated Space Systems, Inc. (ISS) (a California corporation) and Space Innovations Limited (SIL) (a United Kingdom entity). As discussed in Note 3(c), the Company disposed of its interest in SIL on December 17, 1999. All significant intercompany balances and transactions have been eliminated in the consolidation.

(d)   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

(e)   SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations. During 2000, the Company capitalized approximately $207,000 of costs related to the development of satellite communications software. These costs will be amortized over the expected number of units to be produced in the future.

(f)   REVENUE RECOGNITION

The Company's revenues are derived primarily from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable (see
Note 10(c)). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on either a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed.

Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. At December 31, 2000, billings in excess of costs incurred and estimated earnings was approximately $333,000.

Deferred revenue represents amounts collected from customers for services to be provided at a future date.

(g)   DEPRECIATION AND AMORTIZATION

Fixed assets are depreciated over their estimated useful lives of three-to-thirty years using the straight-line method of accounting.

Goodwill and other intangible assets were created upon the acquisition of the Company's subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three to five years. Goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

As a result of the disposal of SIL, the goodwill associated with the original acquisition became impaired on December 17, 1999. The loss of approximately $1,929,000 from the impairment represented the net unamortized goodwill at December 17, 1999, and was recorded as a reduction to additional paid-in capital. See Note 3(c).

(h)   RESEARCH AND DEVELOPMENT

The Company was actively engaged in new product development efforts in 1999. Research and development expenditures relating to possible future products were expensed as incurred. Research and development expenses was $568,318:

(i) ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses were approximately $0 and $9,500 for 2000 and 1999, respectively.

(j)   INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of the differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

(k)   NEW ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instrument and Hedging Activities," established accounting and reporting standards for derivative instruments. The Company has not in the past, nor does it anticipate that it will, engage in transactions involving derivative instruments which will impact the consolidated financial statements. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion no. 25" (the "Interpretation"). The Interpretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25. The Company adopted the Interpretation for all transactions entered into after July 1, 2000. The adoption of the Interpretation did not have a material impact on the consolidated financial statements.

(l)   STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company adopted SFAS 123 in 1997. The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and has provided pro forma disclosures as if the fair value based method prescribed SFAS 123 has been utilized. See Note 8(d).

(m)   COMMON STOCK, STOCK OPTIONS AND WARRANTS TO NON-EMPLOYEES

The Company has valued its stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

(n)   NET LOSS PER COMMON SHARE

Net loss per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted net loss per share has not been presented as the computation would result in anti-dilution.

(o)   FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, accounts receivable, capital leases and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

(p)   SEGMENT REPORTING

The Company's reportable segments are as follows: Space Missions Division (SMD) and ISS. The Space Missions Division is involved in micro spacecraft and missions. ISS provides small hybrid propulsion space systems. SIL developed low-cost satellites and satellite subsystems for use in space. The Company disposed of SIL on December 17, 1999. See Note 3(c). A new segment, which involves the development of new commercial revenue generating businesses developed around the Company's new space technology, is still in the development stage. The Company follows the requirement of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131").

2.    FIXED ASSETS
                    Fixed assets consisted of the following:

       DECEMBER 31,                                      2000           1999
       -------------------------------------------------------------------------
       Building and improvements                     $ 2,186,637    $ 2,071,437
       Capital leases                                    207,411         68,197
       Computer equipment                                200,033        167,650
       Furniture and fixtures                             18,445         18,442
       -------------------------------------------------------------------------
                                                       2,612,526      2,325,726
       Less accumulated depreciation
          and amortization                              (349,069)      (222,400)
       -------------------------------------------------------------------------
                                                     $ 2,263,457    $ 2,103,326
       =========================================================================


Depreciation and amortization expense was $126,792 and $110,810 for the 2000 and 1999, respectively.

3.    ACQUISITIONS

All acquisitions have been accounted for using the purchase method of accounting and intangible assets are being amortized using the straight-line method. Initial purchase price includes stock issued at the date of acquisition, direct acquisition costs and any guaranteed future consideration.

(a)   ISS

On February 7, 1998, the Company issued 2,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of Integrated Space Systems, Inc. ("ISS"). ISS provides engineering and technical services related to space-based systems, primarily launch vehicle integration. The fair value of the shares issued was $1.8125 per share, calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,625,000. The calculated purchase price in excess of the approximately $164,000 of net assets acquired was capitalized as goodwill and will be amortized over sixty months.

Goodwill from the ISS acquisition consisted of the following:

DECEMBER 31,                                             2000           1999
--------------------------------------------------------------------------------
Goodwill                                             $ 3,461,000    $ 3,461,000
Less accumulated amortization                         (2,018,918)    (1,326,717)
--------------------------------------------------------------------------------
                                                     $ 1,442,082    $ 2,134,283
================================================================================

Amortization expense was $692,201 and $692,200 for 2000 and 1999, respectively.

(b)   AMROC

On August 14, 1998, the Company entered the Agreement for License and Purchase of Technology (AMROC) with an unrelated individual. The technology acquired was hybrid rocket technology that will be used in the future operations of the Company. Upon execution of the Agreement, the Company issued the seller a warrant to purchase 25,000 shares of restricted common stock at a strike price equal to 50 percent of the market price of the common stock on the issuance date.

For the three years following the Agreement date, the seller will receive warrants to purchase the greater of 25,000 shares of restricted common stock or a number of shares to be determined based on revenue generated from the acquired technology as defined below. In the fourth through tenth year following the Agreement date, the seller will receive a warrant to purchase a number of shares based on the amount of revenue generated from the acquired technology. All revenue based warrants are earned at a rate of one share per $125 of revenue generated from the technology acquired. Under the terms of the Agreement, the minimum number shares to be issued is 100,000 and the maximum consideration shall not exceed warrants to purchase 3,000,000 shares of common stock or $6,000,000 in recognized value. Recognized value is the sum of (a) the cumulative difference between the market price of the common stock and the strike price and (b) the cumulative difference between the market price on the date of exercise and the strike price for each warrant previously exercised.

The Company valued the warrants using the fair value method as prescribed by SFAS 123. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility of the stock, the expected dividend yield on the stock and the expected life of the warrants to determine the fair value of the warrants. The risk-free rate of interest used to value the initial issuance was 5.4 percent, a zero percent dividend yield was assumed and the expected life of the warrants was five years from the date of issuance. This calculation resulted in a fair value of $24,500 and was used as the value of the intangible assets acquired. On August 14, 2000 and 1999, the Company issued warrants to purchase 25,000 shares of restricted common stock with fair value of $29,617 and $40,250 respectively using the same valuation method. This amount was capitalized as an additional acquisition of intangible assets and will be amortized over the remaining four years of the estimated useful life of the assets. All warrants are immediately exercisable after issuance and expire on the fifth anniversary of their issuance. No value is given to the future issuance of warrants as the strike price is unknown at this time.

Other intangible assets consisted of the following:

DECEMBER 31,                                               2000          1999
--------------------------------------------------------------------------------
Other intangibles                                        $ 94,367      $ 64,750
Less accumulated amortization                             (33,864)      (16,801)
--------------------------------------------------------------------------------
                                                         $ 60,503      $ 47,949
================================================================================

Amortization expense was $17,063 and $14,963 for 2000 and 1999, respectively.

(c)   SIL

On October 1, 1998, the Company issued 1,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of Space Innovations Limited ("SIL"). SIL develops low-cost satellites and satellite subsystems for use in space. The fair value of the shares issued was $1.75 per share and was calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,182,000, including approximately $432,000 of liabilities in excess of the value of assets acquired. Also included in the total goodwill was an acquisition price payable of $1,000,000. To satisfy the payable, the Company was to issue $1,000,000 of restricted common stock to the former shareholders of SIL in four equal semi-annual installments. The fair market value of the common stock at specified dates would be used to determine the number of shares to be issued. The resulting goodwill amount was to be amortized over sixty months. Amortization expense was approximately $994,000 for 1999.

Included in the acquisition agreement and under the Company's Revenue and Profit Incentive Stock Option Plan and the Profit Sharing Stock Issuance Plan, the former stockholders of SIL also received options to purchase up to 500,000 additional shares of the Company's common stock at a price to be determined in the year of grant should certain future events occur in each of the next three years. During 1998, 100,000 options expired as the qualifying events did not occur. Effective December 17, 1999, all remaining unexpired options were cancelled.

On December 17, 1999, the Company's Board of Directors entered into a Mutual Release and Rescission of Agreement ("Release Agreement") to rescind the original acquisition of SIL, effective October 1, 1998. Subsequent to SIL's acquisition and prior to December 17, 1999, the accounts of SIL were included in the consolidated financial statements of the Company.

The Release Agreement resulted in the retirement of the 1,000,000 shares of the Company common stock which had been issued to the former shareholders of SIL, the cancellation of all outstanding options for Company stock and the cancellation of the acquisition price payable. In accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions," the transaction was recorded as a decrease to stockholders' equity. Therefore, $423,345 was recorded as a decrease in the Company's additional paid-in-capital on December 17, 1999.

The significant components of the amount recorded in 1999 as a reduction to additional paid-in capital are as follows:

-------------------------------------------------------------------
Loss on unamortized goodwill                           $(1,929,000)
Gain on extinguishment of acquisition
   price payable                                         1,000,000
Net liabilities disposed of from SIL                       506,000
-------------------------------------------------------------------
                                                       $  (423,000)
===================================================================

The Company remained a guarantor on a bank line of credit used to finance SIL's operations. Under terms of the Release Agreement, SIL agreed to apply 25% of the proceeds from each payment received on a specific contract until the bank loan is paid in full. Once the loan has been paid in full, the loan agreement will be terminated, releasing the Company's guarantor obligation. During 2000, the line was paid off in full.

4.    LINE OF CREDIT

In November 1998, the Company (through ISS) obtained a bank line of credit in the amount of $250,000 which matured in November 1999 and was renewed for one year. At December 31, 1999, $241,415 was outstanding on the line of credit. The agreement expired in November 2000 and the balance was paid in full.

5.    NOTES PAYABLE

(a)   BUILDING NOTES

On December 21, 1998, the Company borrowed $1,300,000 from a lender to finance the purchase of its facility in Poway, California. The note called for monthly payments and a balloon payment on December 21, 1999. At December 31, 1999, the outstanding balance on this loan was $1,298,921. Upon its maturity, the note continued on a month-to-month basis until it was paid in full on February 23, 2000.

On February 23, 2000, the Company signed a $1,330,000 note with a new lender to refinance the aforementioned debt. The note calls for 300 monthly payments of $12,091, which include principal and interest at the bank's prime rate (9.50% at December 31, 2000) plus 1.5%. The note matures on March 1, 2025. At December 31, 2000, the outstanding balance was $1,322,328.

In December 1998, the Chief Executive Officer (the "CEO") of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.23% and a balloon payment of $505,000, including interest, on December 17, 2003. At December 31, 2000 and 1999, the outstanding balance on this loan was $499,671 and $500,000, respectively. The notes are personally guaranteed by the Chief Executive Officer of the Company.

In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan called for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At December 31, 2000 and 1999, the outstanding balance on this loan was $458,609 and 460,000, respectively.


Future minimum principal payments on notes payable, building notes are as follows:

                                    YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                             2001                      $ 13,000
                                             2002                        14,111
                                             2003                       515,305
                                             2004                       475,549
                                             2005                        19,149
                                             Thereafter               1,243,494
                                    --------------------------------------------
                                                                     $2,280,608
                                    ============================================

(b)   RELATED PARTIES

The Company had notes payable to the CEO and a former key employee. At December 31, 2000 and 1999, the balances were $575,992 and $718,002, respectively, with interest between 4% and 10%. The notes, due in March 1999, were converted to demand notes. As part of a Separation and Release Agreement with the former key employee, $70,000 of the principal and accrued interest was paid in monthly installments through July 2000. The note with the CEO was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%.

Future minimum principal payments on notes payable, related parties are as follows:

YEAR ENDED DECEMBER 31,
----------------------------------------------------
               2001                        $ 80,000
               2002                          80,000
               2003                          80,000
               2004                          80,000
               2005                          80,000
               Thereafter                   175,992
----------------------------------------------------
                                           $575,992
====================================================

Interest expense on these notes was $54,137 and $67,331 for 2000 and 1999, respectively.

6.    INCOME TAXES

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,166,000 and $1,892,000 as of December 31, 2000 and 1999, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $274,000 in 2000 from $942,000 at December 31, 1999 to $2,166,000 at December
31, 2000.

At December 31, 2000, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $4,735,000 and $3,864,000, respectively. The federal and state tax loss carryforwards will expire through 2019, unless previously utilized.

A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:


                 YEARS ENDED DECEMBER 31,                        2000      1999
                 ---------------------------------------------------------------
                 Statutory U.S. federal rate                      34%       34%
                 State income taxes - net of federal benefit       5%        5%
                 Net operating loss for which no tax
                    benefit is currently available                39%      (39%)
                 ---------------------------------------------------------------
                                                                   -         -
                 ===============================================================

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

                 DECEMBER 31,                              2000         1999
                 ---------------------------------------------------------------
                 Deferred tax assets:
                    Loss carryforwards                 $ 1,699,000  $ 1,425,000
                    Temporary differences                  425,000      425,000
                    Research and development credits        42,000       42,000
                 ---------------------------------------------------------------
                 Gross deferred tax assets               2,166,000    1,892,000

                 Valuation allowance                    (2,166,000)  (1,892,000)
                 ---------------------------------------------------------------
                                                       $         -  $         -
                 ===============================================================

7.    EMPLOYEE BENEFIT PLAN

(a)   PROFIT SHARING 401(k) PLAN

During 1997, the Company adopted a 401(k) retirement savings plan for its U.S. employees which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation. The Company may elect to make a matching contribution. The total Company contribution and participant salary reduction may not exceed 25% of the compensation of eligible participants. During 2000 and 1999, the Company did not contribute to the Plan.

(b)   INCENTIVE STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

At its 2000 Annual Stockholder Meeting, the Company adopted an Incentive Employee Stock Option Plan under which the Board of Directors may grant employees, directors and affiliates of the Company opportunities to purchase Incentive Stock Options, Supplemental Stock Options and to receive stock bonuses or rights to purchase restricted stock of the Company. Incentive Stock Options will only be available to employees, including officers, and affiliates of the Company; they will not be available to non-employee directors. The exercise price of the Incentive Stock Options shall not be less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The exercise price for the Supplemental Stock Options will not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. The Company will be required to reserve an amount of common shares equal to the number of shares which may be purchased as a result of such stock awards. See Note 8(d).

8.    STOCKHOLDERS' EQUITY

(a)   CONVERTIBLE PREFERRED STOCK
On November 4, 1997, 82,450 shares of $.001 par value convertible preferred stock were issued to SD Holdings, LLC in exchange for 8,245,000 common shares of the Company that were issued on October 22, 1997 (see Notes 1(a) and 8(b)). Each share of convertible preferred stock was convertible, at the option of the holder, into 100 shares of common stock. The conversion ratio was subject to certain anti-dilution adjustments, and the holder of each share of preferred stock was entitled to one vote for each share of common stock into which it would convert. These shares were converted into 8,245,000 shares of common stock on May 11, 1999.

(b)   COMMON STOCK

On October 22, 1997, PDGI issued 8,245,000 of its $.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev stock, SPACEDEV was merged into PDGI and, on December 17, 1997, the name of the Company was changed to SPACEDEV, INC. On November 4, 1997, these common shares were exchanged for 82,450 shares of convertible preferred stock. See Note 8(a). On May 11, 1999, the Company issued 8,245,000 shares of common stock upon the conversion of the preferred shares.

In four different transactions between September 2, 1998 and October 16, 1998, the Company's CEO purchased 348,000 shares of the Company's common stock at a per share price of $0.50 pursuant to Section 4(2) of the Securities Act. The Company recorded compensation expense of $126,000 in the consolidated statement of operations. The fair value of the shares issued was calculated using the average closing price surrounding the issuance dates. Cash proceeds totaled $148,000.

The Company entered into agreements with legal, sales, investor relations and public relations firms to perform services for the Company. In connection with these agreements, the Company issued 60,284 and 40,656 shares of its common stock and recorded expense of approximately $78,000 and $179,000 for 2000 and 1999, respectively. The fair value of the shares issued was calculated using the average closing price surrounding the issuance dates.

On April 27, 2000, the Company issued 40,000 shares of common stock to a former key employee pursuant to a Separation and Release Agreement. The stock was issued in full settlement of back-salary claims of approximately $55,000.

During 1999, the Company issued 546,546 shares of its common stock for cash, priced at an average of $1.03 per share for a total amount of $564,934.

On November 5, 2000, the Company issued a private placement memorandum (PPM) offering a maximum of 1,000,000 shares of the Company's $0.0001 par value common stock and one re-pricing warrant to purchase one additional share of common stock. The offering price for the common stock is a five-day average of the bid and ask prices on the date of issuance with a minimum of $1.00 per share. The re-pricing warrants allow the holder to acquire additional shares at $0.50 above the offering price of the shares.

On December 5, 2000, the Company sold 25,000 shares of its common stock under the PPM at the minimum value of $1.00 per share.

On March 2, 2001, the PPM offering price was amended to a five-day average of the bid and ask prices on the date of issuance with a minimum of $0.75 per share and the re-pricing warrants allow the holder to acquire additional shares at the same price as the shares acquired.

On June 23, 1999, the Company filed for a registration statement with the State of Colorado for units consisting of one share of $.0001 par value common stock and one re-pricing warrant to purchase one share of common stock. The primary purpose of the offering was to raise $350,000 under Rule 504 of the Securities Act of 1933 to finance development of a hybrid rocket. That registration statement was made effective by the State of Colorado on August 26, 1999, providing for a per unit price of $1.50 per share. Due to fluctuations in the market price of the Company's common stock, the Company was forced to negotiate a per unit price based on the five-day trading average, less thirty percent. The entire offering of $350,000 was sold to a single investor in Colorado at a price of $0.91 per unit. Following that sale, the Company determined to raise the aggregate offering price in order to allow it to obtain funding during preparation of this registration statement. The registration statement was amended for a total aggregate offering price of $730,000, with a per unit price based on the negotiated amount paid by the initial investor, and was made effective by the State of Colorado on October 13, 1999. Following effectiveness of the post-effective amendment, the Company sold an additional $10,000 in units under the offering at a price of $0.83 per unit.

The re-pricing warrants were convertible into common stock of the Company if the market price of the Company's common stock dropped below the price paid per unit in the offering during the 150 days immediately following issuance. The conversion formula was to be based on a minimum market price of $1.25 per share. If the 150-day average closing bid price of the common stock exceeded the Unit price in the offering, the warrants would automatically expire. Since the units were issued to investors at a discount, the warrants are not convertible under the conversion formula, which uses a minimum market price of $1.25, since any calculation under the formula results in a negative number. As a result, no further shares will be issued as a result of the issuance of the re-pricing warrants.

(c)   WARRANTS

On August 14, 2000 and 1999, the Company issued warrants to purchase 25,000 shares of common stock at 50% of their fair market value on the date of issuance, in return for the exclusive royalty-free right to use, sell and apply patents and other technology developed by an individual (see Note 3(b)). The individual will receive warrants to purchase a minimum of 25,000 additional shares and a maximum of 3,000,000 shares of common stock at 50% of their fair market value on the date of issuance. The number of shares varies with revenue generated by the technology on specific dates. At December 31, 2000, the remaining 25,000 unissued warrants were not recorded as the future strike price of the warrants cannot be estimated.

On October 30, 2000, the Company issued warrants to purchase 28,236 shares of common stock at $1.44 per share in return for services. The fair value of the warrants was approximately $18,000.

(d)   STOCK OPTIONS

On November 21, 1997, the Company entered into a five-year employment agreement with its CEO. As part of the employment agreement, the Company granted options to the CEO to purchase up to 2,500,000 shares of the Company's $.0001 par value restricted common stock.

The options are subject to the following vesting conditions which were amended on January 21, 2000 at the exercise prices set forth:

                                                                                      Exercise
               Number                                                                price per
             of shares                       Vesting Conditions                        share
           --------------------------------------------------------------------------------------
               500,000     Currently vested                                             $1.00
               500,000     Obtaining $6,500,000 additional equity capital               $1.50
               500,000     Financing and executing a definitive space launch
                           agreement                                                    $2.00
               500,000     Launching of first lunar or deep-space mission               $2.50
               500,000     Successful completion of first lunar or deep-space
                           mission                                                      $3.00
               250,000     Upon the Company's market capitalization reading $250
                           million                                                      $5.00
               500,000     Upon the Company's market capitalization reading $500
                           million                                                     $10.00
               750,000     Upon the Company's market capitalization reading $1
                           billion                                                     $20.00
           ======================================================================================

All options expire 10 years from date of amendment.

In accordance with APB 25, the Company recognized $500,000 of compensation expense and $250,000 of deferred compensation in 1997. The options are subject to vesting conditions and have exercise prices between $1.00 and $3.00 per share.

During 1998, the Company granted options to three key employees to purchase up to 300,000 shares of restricted common stock with exercise prices between $1.00 and $3.50 per share.

                                                                               Exercise
               Number                                                         price per
             of shares                      Vesting Conditions                  share
           -------------------------------------------------------------------------------
              60,000      Successful completion of the first space craft         $1.00
              60,000      Upon ISS generating $750,000 in pre-tax profits        $1.50
              60,000      Upon launch of the first space craft                   $2.00
              60,000      Upon rendezvous of space craft with NEAP target        $2.50
              60,000      Upon reaching 17% profit for two years                 $3.50
           ===============================================================================

All options expire 60 months from the date of issuance.

In 2000, as part of separation agreements with these three individuals, all of these options were canceled.

On November 1, 1999, the Company (through ISS) entered into an employment agreement with its Chief Financial Officer (the "CFO"). The agreement automatically renews for one-year periods until terminated by written notice of either the Company or the CFO. In addition to annual salary levels, the agreement allows the CFO to participate in the Company's Incentive Stock Option Plan (the "ISO Plan") and qualify for stock option bonuses based on certain events occurring.

Under the terms of the employment agreement with ISS, the Company, as the parent corporation, agreed to grant stock options to purchase 250,000 shares of the Company's common stock pursuant to the Company's Stock Option Plan upon execution of the employment agreement. These options began vesting three months after the date of grant. On February 1, 2000, the Company issued options to purchase an additional 250,000 shares of common stock at a per share price of $1.44 (the then fair market value) pursuant to the agreement. The CFO received additional options to purchase 500,000 stock options shares at a rate of 250,000 per quarter during the remainder of his first year of employment with ISS. Additionally, the Company agreed to issue non-qualified stock options to purchase up to 200,000 common shares, which will vest upon ISS raising and acquiring a minimum equity financing of $10,000,000, with options to purchase 20,000 common shares for each $1,000,000 of equity financing obtained. All options will be exercisable at the fair market value of the common stock on the date the option was granted.

(d)   STOCK OPTIONS, CONT'D

The following summarizes stock option activity related to all of the option plans:

                                                                       Weighted
                                                    Options             Average
                                                Outstanding     Exercise Prices
               -----------------------------------------------------------------
               Balance at January 1, 1999         3,200,000               $1.98
                    Granted                         452,222                1.34
                    Exercised                             -                   -
                    Expired                        (400,000)               1.50
               -----------------------------------------------------------------

               Balance at December 31, 1999       3,252,222                1.95
                    Granted                       1,009,331                1.27
                    Exercised                             -                   -
                    Expired                        (550,000)               1.63
               -----------------------------------------------------------------

               Balance at December 31, 2000       3,711,553               $1.81
               =================================================================

The weighted average fair value of options granted to employees under the plan during 2000 and 1999 was $1.23 and $1.34, respectively. At December 31, 2000 and 1999, there were 1,625,147 and 500,000 options exercisable at a weighted average exercise price of $1.21 and $1.29 per share, respectively. The weighted average remaining life of outstanding options under the plan at December 31, 2000 was
2.26 years.

                                           Weighted-Average
                                               Remaining                            Weighted-
               Range of     Number of      Contractual Life      Number of           Average
               Exercise      Shares            of Shares           Shares          Exercisable
                Price      Outstanding        Outstanding       Exercisable           Price
            ----------------------------------------------------------------------------------
             $0.88-0.99         35,700        5.00 years                    -           $0.94
              1.00-1.99      2,173,631        5.36 years            1,622,925            1.27
              2.00-2.99      1,002,222        2.00 years                2,222            2.25
              3.00-3.50        500,000        2.00 years                    -            3.00
            ----------------------------------------------------------------------------------
             $1.77           3,711,553        2.26 years            1,625,147           $1.77
            ==================================================================================

As of December 31, 2000, the Company had warrants outstanding that allow the holders to purchase up to 103,236 shares of common stock at prices between $.66 and $1.44 per share. The warrants may be exercised any time within five years of issuance.

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000 and 1999 using the minimum value method as prescribed by SFAS 123. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%; expected volatility of 117% and the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during 2000 and 1999 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

                     YEARS ENDED DECEMBER 31,          2000             1999
                     -----------------------------------------------------------
                     Net loss:
                       As reported                 $(1,405,395)     $(4,119,648)
                       Pro forma                   $(2,821,467)     $(4,124,648)
                     Loss per  Share:
                       As reported                      $ (.10)          $ (.39)
                       Pro forma                        $ (.20)          $ (.39)
                     ===========================================================

9.    COMMITMENTS AND CONTINGENCIES

      CAPITAL LEASES

The Company leases certain equipment under non-cancelable capital leases, which are included in fixed assets as follows:

                DECEMBER 31,                              2000           1999
                ----------------------------------------------------------------
                Computer equipment                   $   207,411    $    68,197
                Less accumulated depreciation            (72,569)       (34,572)
                ----------------------------------------------------------------
                                                     $   134,842    $    33,625
                ================================================================


Future minimum lease payments are as follows:

                YEAR ENDING DECEMBER 31,
                ----------------------------------------------------------------
                          2001                                      $    71,997
                          2002                                           70,281
                          2003                                           24,270
                          2004                                            5,122

                ----------------------------------------------------------------
                Total minimum lease payments                            171,670
                Amount representing interest                            (31,915)
                ----------------------------------------------------------------
                Present value of minimum lease payments             $   139,755
                ================================================================

                Total obligation                                    $   139,755
                Less current portion                                    (52,290)
                ----------------------------------------------------------------
                Long-term portion                                   $    87,465
                ================================================================

10.   CONCENTRATIONS AND CONTINGENCIES

(a)   CREDIT RISK

The Company maintains cash balances at various financial institutions primarily located in San Diego. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk on cash.

(b)   CUSTOMER

During 2000 and 1999, the Company had a major customer that accounted for sales of approximately $2,052,000 and $1,130,000 or 53% and 23% of consolidated revenue, respectively. At December 31, 2000 and 1999, the amount receivable from this customer was approximately $188,000 and $0, respectively.

(c)   CONTRACT

In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB) worth approximately $5.6 million. This contract represented 53% of the Company's revenue in 2000. The contract will conclude on December 31, 2003. The payments on the contract are made on a monthly basis according to a preset payment schedule and resulted in billings in excess of costs incurred and estimated earnings of approximately $333,000. At December 31, 2000 the total costs estimated to complete the contract was approximately $6,461,000. As a result, the Company accrued a provision for an anticipated loss of approximately $861,000.

(d)   CONTINGENCY

On December 17, 1999, the Company's Board of Directors entered into a Mutual Release and Rescission of Agreement ("Release Agreement") to rescind the original acquisition of SIL, effective October 1, 1998. SIL has since filed for bankruptcy under the laws of England. In September 2000, the Company received a demand from an English company under the Deed of Counter Indemnity for $300,000 Australian Dollars (approximately $U.S. 163,000) based on SIL's alleged failure to perform under the contract. The Company is in the process of investigating the claim made against the performance bond upon which this demand is being made. In the event the Company is required to indemnify the Company on the demand, it is the Company's intention to pursue indemnification against SIL to the extent allowed by the bankruptcy laws of England.

11.   OPERATING SEGMENTS

The Company's operating structure included three operating segments for 2000 and two segments for 1999.

(a)   SEGMENT PRODUCTS AND SERVICES

The Company's reportable segments are as follows: Space Missions Division (SMD) and ISS. The Space Missions Division is involved in micro spacecraft and missions. ISS provides small hybrid propulsion space systems. SIL developed low-cost satellites and satellite subsystems for use in space. The Company disposed of SIL on December 17, 1999. See Note 3(c). A new segment, which involves the development of new commercial revenue generating businesses developed around the Company's new space technology, is still in the development stage.

The following is a summary of operating results and assets by segment.

                FOR THE YEAR ENDED DECEMBER 31, 2000
                -----------------------------------------------------------------------------
                (IN THOUSANDS)                             ISS           SMD         Total
                -----------------------------------------------------------------------------
                Net revenue from external customers      $ 1,298       $ 2,595       $ 3,893
                Intersegment revenues                          -             -             -
                Depreciation and amortization expense       (692)         (144)         (836)
                Segment loss                             $(1,168)      $  (237)      $(1,405)
                                                         ====================================

                Total segment assets                     $ 1,695       $ 2,942       $ 4,637
                Less intersegment assets                       -             -             -
                                                         ------------------------------------
                Net segment assets                       $ 1,695       $ 2,942       $ 4,637
                                                         ====================================


                FOR THE YEAR ENDED DECEMBER 31, 2000
                -----------------------------------------------------------------------------
                (IN THOUSANDS)                             ISS           SMD         Total
                -----------------------------------------------------------------------------
                Geographic Information:
                  Revenue
                -----------------------------------------------------------------------------
                   United States                         $ 1,298       $ 2,595       $ 3,893
                   Europe                                      -             -             -
                                                         ------------------------------------
                                                         $ 1,298       $ 2,595       $ 3,893
                                                         ====================================

                  Long-lived Assets
                -----------------------------------------------------------------------------
                   United States                         $ 1,456       $ 2,597       $ 4,053
                   Europe                                      -             -             -
                                                         ------------------------------------
                                                         $ 1,456       $ 2,597       $ 4,053
                                                         ====================================

                FOR THE YEAR ENDED DECEMBER 31, 2000
                --------------------------------------------------------------------------------------------
                (IN THOUSANDS)                             ISS           SIL           SMD           Total
                --------------------------------------------------------------------------------------------
                Net revenue from external customers      $ 1,008       $ 3,787       $    83       $  4,878
                Intersegment revenues                         71             -            33            104
                Depreciation and amortization expense       (731)       (1,044)          (86)        (1,861)
                Segment loss                             $  (805)      $(2,493)      $  (822)      $ (4,120)
                                                         ===================================================

                Total segment assets                     $ 2,787       $     -       $ 2,317       $  5,104
                Less intersegment assets                    (178)            -          (164)          (342)
                                                         ---------------------------------------------------
                Net segment assets                       $ 2,609       $     -       $ 2,153       $  4,762
                                                         ===================================================

                FOR THE YEAR ENDED DECEMBER 31, 2000
                --------------------------------------------------------------------------------------------
                (IN THOUSANDS)                             ISS           SIL           SMD           Total
                --------------------------------------------------------------------------------------------
                Geographic Information:
                  Revenue
                --------------------------------------------------------------------------------------------
                   United States                         $ 1,008       $     -       $    83       $ 1,091
                   Europe                                      -         3,787             -         3,787
                                                         ---------------------------------------------------
                                                         $ 1,008       $ 3,787       $    83       $ 4,878
                                                         ===================================================

                  Long-lived Assets
                --------------------------------------------------------------------------------------------
                   United States                         $ 2,111       $     -       $ 2,177       $ 4,288
                                                         ---------------------------------------------------
                                                         $ 2,111       $     -       $ 2,177       $ 4,288
                                                         ===================================================

(b)   METHOD OF DETERMINING SEGMENT PROFIT OR LOSS

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of production, distribution and administration. The Company manages income taxes on a global basis. Thus, management evaluates segment performance based on profit or loss before income taxes, exclusive of any significant gains or losses on the disposition of investments or other assets. The Company typically manages and evaluates equity investments and related income or loss on a segment level.

12.   SETTLEMENT WITH U.S. SECURITIES AND EXCHANGE COMMISSION

In August 1998, the U.S. Securities and Exchange Commission (SEC) alleged that the Company and its chairman made statements on the Internet regarding revenue and earnings estimates without a reasonable basis and also misrepresented a financing agreement it had with a broker-dealer.

During April 1999, the Company and its chairman agreed to settle the SEC's charges. Neither party paid any fines. Under the settlement, the Company and its chairman neither admitted nor denied wrongdoing. The Company and its chairman agreed to be subject to stiffer sanctions for any future violations.

13.   SUBSEQUENT EVENTS

In January 2001, SpaceDev Australia Limited was formed for the purpose of creating a strategic alliance between the Company and Space Projects Australia Ltd., an Australian business entity formed to created an Australian owned spaceport. The purpose of the alliance is to expand commercial space projects in Australia and Asia.

Space Projects Australia Ltd. ("SPA") will primarily act as the facilitator for space projects developed and designed by SpaceDev Australia and the Company by providing local and particular knowledge, assets and networks to provide the required Australian regulatory compliance, launch sites, research and development facilities, mission and operational services and marketing support within the Asian and Australian arena.

SpaceDev Australia is authorized to issue two classes of common stock, with equal voting rights. The Company owns eleven million shares of Class A common stock, and SPA owns one million shares of Class A common stock. SpaceDev Australia is planning an offshore offering in Australia for up to 8.89 million shares of Class B common stock. A Prospectus has been submitted to the Australian Securities and Investment Commission and the Company is now awaiting approval of the prospectus to begin selling securities. Because the Class B common stock will have the same voting rights as the Class A common stock, the offering represents some dilution of the Company's equity interest in SpaceDev Australia. SpaceDev Australia will be funded by the Company with 889,000 shares of its common stock, pursuant to Regulation S of the Securities Act of 1933, upon the first sale in the offering. Shares issued to SpaceDev Australia by the Company under Regulation S are expected to be distributed by SpaceDec Australia to investors in the Australian offering as an immediate dividend to its shareholders. The Regulation S shares may not be resold or distributed into the United States or to United States citizens living abroad absent registration with the U.S. Securities & Exchange Commission or compliance with Rule 144 of the Securities Act of 1933, including the holding periods set forth in subsections (d) and (k) of Rule 144. SpaceDev Australia and SpaceProjects Australia Ltd. will be required to pay dividends equal to 20% of the net operating profits of SpaceDev Australia before tax.

On February 9, 2001, the Company issued 80,000 options to purchase common stock at $1.00 per share and acquired all of the outstanding common stock of ExploreSpace.Com ("ExploreSpace"). ExploreSpace is a website dedicated to the exploration of space. The Company valued the options using the fair value method prescribed by SFAS 123. The calculation resulted in fair value of approximately $67,000. The amount will be capitalized as goodwill and amortized on a straight-line basis over its estimated useful live of three years.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SPACEDEV, INC.



Date: March 30, 2001               By:  /s/ James W. Benson
     -------------------               -----------------------------------------
                                       James W. Benson, Chief Executive Officer

Date: March 30, 2001               By:  /s/ Charles H. Lloyd
     -------------------               -----------------------------------------
                                       Charles H. Lloyd, Chief Financial Officer