Form 10QSB
period 2001-03-31
SPACEDEV INC
filed 2001-05-15
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _______________________

Commission File Number  000-28947.
                        ---------

                                 SPACEDEV, INC.
             (Exact name of registrant as specified in its charter)


            Colorado                                             84-1374613

(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                   13855 Stowe Drive, Poway, California 92064

                    (Address of principal executive offices)

(Issuer's telephone number) (858) 375-2030.
                            --------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,139,143 SHARES OF ISSUER'S VOTING COMMON STOCK WERE OUTSTANDING ON MAY 11, 2001.

                                       SPACEDEV, INC.
                                        FORM 10-QSB
                            FOR THE QUARTER ENDED MARCH 31, 2001

INDEX                                                                                  PAGE
-----                                                                                  ----
PART I   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements (Unaudited)
       Condensed Consolidated Balance Sheets at March 31, 2001 and 2000...................1
       Condensed Consolidated Statements of Operations for March 31, 2001 and 2000........3
       Condensed Consolidated Statements of Cash Flows for March 31, 2001 and 2000........4
       Notes to Condensed Consolidated Financial Statements...............................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations.............................................................10

PART II   OTHER INFORMATION

   ITEM 1. Legal Proceedings.............................................................17
   ITEM 2. Changes in Securities.........................................................17
   ITEM 3. Defaults Upon Senior Securities...............................................18
   ITEM 4. Submission of Matters to Vote of Security Holders.............................18
   ITEM 5. Other Information.............................................................18
   ITEM 6. Exhibits and Reports on Form 8-K..............................................18

Signatures...............................................................................20

                                             ii

ITEM 1.   FINANCIAL STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


 MARCH 31,                                            2001               2000
--------------------------------------------------------------------------------

 ASSETS

 CURRENT ASSETS
     Cash                                         $   22,594         $   18,546
     Accounts receivable                             114,314            210,165
     Other current assets                              6,974              6,973
--------------------------------------------------------------------------------

 Total current assets                                143,882            235,684

 FIXED ASSETS - NET (NOTE 3)                       2,225,532          2,111,160

 INTANGIBLE ASSETS - NET                           1,322,743          2,005,944

 CAPITALIZED SOFTWARE COSTS                          207,016                  -

 OTHER ASSETS                                        140,527             63,422
--------------------------------------------------------------------------------

                                                  $4,039,700         $4,416,210

================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 SPACEDEV, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

 MARCH 31,                                                                2001           2000
------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
     Line of credit                                                  $         -    $    16,000
     Current portion of notes payable (Note 3(a))                         13,000          7,200
     Current portion of capitalized lease obligations                     51,182         19,858
     Current portion of notes payable - related party (Note 3(b))         80,000        732,731
     Accounts payable and accrued expenses                               670,816        358,653
     Accrued payroll, vacation and related taxes                         125,598        106,607
     Customer deposits and deferred revenue                              191,197              -
     Billing in excess of costs incurred
       (Note 2)                                                          381,674        141,474
     Provision for anticipated loss (Note 2)                             651,168              -
------------------------------------------------------------------------------------------------

 Total current liabilities                                             2,164,635      1,382,523

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(a))
                                                                       2,267,108      2,281,080

 CAPITALIZED LEASES, LESS CURRENT MATURITIES
                                                                          72,937         46,251

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES (NOTE 3(b))      606,032              -

 DEFERRED REVENUE                                                          5,000          5,000
------------------------------------------------------------------------------------------------

 Total liabilities
                                                                       5,115,712      3,714,854
 STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible preferred stock, $.001 par value, 10,000,000
       shares authorized; no shares issued and outstanding                     -              -
     Common stock, $.0001 par value; 50,000,000 shares
       authorized; 14,072,476 and 13,906,493 shares issued
       and Outstanding, respectively                                       1,407          1,391
     Additional paid-in capital                                        7,420,994      7,199,107
     Additional paid-in capital - stock options                          750,000        750,000
     Deferred compensation                                              (250,000)      (250,000)
     Accumulated deficit                                              (8,998,413)    (6,999,142)
------------------------------------------------------------------------------------------------

 Total stockholders' equity (deficit)                                 (1,076,012)       701,356
------------------------------------------------------------------------------------------------

                                                                     $ 4,039,700    $ 4,416,210
================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                2

                            SPACEDEV, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

 THREE MONTHS ENDED MARCH 31,                                  2001            2000
--------------------------------------------------------------------------------------
 NET SALES                                               $    537,260    $  1,078,530

 Cost of sales                                                383,371         583,562
--------------------------------------------------------------------------------------

 GROSS MARGIN                                                 153,889         494,968

 OPERATING EXPENSES
 General and administrative (including stock-based
     Compensation of $60,846 and $44,033, respectively)       527,528         478,858
 Research and development
                                                              198,400               -
--------------------------------------------------------------------------------------

 TOTAL OPERATING EXPENSES                                     725,928         478,858

--------------------------------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS                               (572,039)         16,110

--------------------------------------------------------------------------------------

 OTHER INCOME (EXPENSE)
 Interest expense                                             (86,696)        (80,970)
--------------------------------------------------------------------------------------

 NET LOSS                                                $   (658,735)   $    (64,860)
======================================================================================

 NET LOSS PER SHARE:
     Net loss                                            $       (.05)   $        .00
======================================================================================

     Weighted-Average Shares Outstanding                   14,030,062      13,892,260

======================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                                          3

                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


 THREE MONTHS ENDED MARCH 31,                               2001         2000
--------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(658,735)   $ (64,860)
   Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
     Depreciation and amortization                         217,767      209,762
     Common stock issued for compensation and services      60,846       44,033
     Change in operating assets and liabilities:
                                                           179,229       36,211

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (200,893)     225,146
--------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                     -       (2,881)
--------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Activity on bank line of credit                               -     (225,415)
   Activity on notes payable                                  (500)     (23,720)
   Activity on capital lease obligations                   (15,636)      (1,425)
   Activity on notes payable - related party               (20,000)     (56,046)
--------------------------------------------------------------------------------
 NET CASH USED IN FINANCING ACTIVITIES                     (36,136)    (306,606)
--------------------------------------------------------------------------------

 Net decrease in cash                                     (237,029)     (84,341)

 CASH AT BEGINNING OF PERIOD                               259,623      102,887
--------------------------------------------------------------------------------

 CASH AT END OF PERIOD                                      22,594       18,546

================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)


 THREE MONTHS ENDED MARCH 31,                                 2001        2000
--------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                            $ 100,762   $  73,942

 NONCASH INVESTING AND FINANCING ACTIVITIES:
 During the three months ended March 31, 2001 and 2000, the
   Company issued 67,247 and 26,548 shares of stock for
   services and recorded expenses of $60,846 and $44,033,
   respectively.
================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SPACEDEV, INC. ("the Company") include the accounts of the Company and its wholly-owned subsidiary Integrated Space Systems. Inc. (ISS) and its inactive subsidiary SpaceDev Australia. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 2, 2001 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of March 31, 2001 and 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $2,020,753 as of March 31, 2001, and incurred a net loss of $658,735 for the three months then ended. These conditions raise "substantial" doubt about the Company's ability to continue as a going concern. Subsequent to March 2001, management intends to raise additional financing through a combination of public and private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

2.       REVENUE RECOGNITION

In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB) worth approximately $5.6 million. This contract represented 71% and 60% of the Company's revenue in 2001 and 2000, respectively. The contract will conclude on December 31, 2003. The payments on the contract are made on a monthly basis according to a preset payment schedule and resulted in billings in excess of costs incurred and estimated earnings of approximately $333,000. At December 31, 2000, the total costs estimated to complete the contract was approximately $6,461,000. As a result, the Company accrued a provision for an anticipated loss of approximately $861,000. As of March 31, 2001, the anticipated costs were reviewed and reduced to approximately $6,246,000 and the accrued loss was reduced to $651,000 to reflect this change. The decrease in costs was due to a reduction of costs to complete the contract. We also are continuing to negotiate additional contract changes with our CHIPSat customer that would increase contract revenues. There is no certainty that we will be successful in these negotiations.

3.       NOTES PAYABLE

(a)      BUILDING NOTES

On December 21, 1998, the Company borrowed $1,300,000 from a lender to finance the purchase of its facility in Poway, California. The note called for monthly payments and a balloon payment on December 21, 1999. The note accrued interest at 13%. The note continued on a month-to-month basis until it was paid in full on February 23, 2000.

On February 23, 2000, the Company signed a $1,330,000 note with a new lender to refinance the aforementioned debt. The note calls for 300 monthly payments with interest at the bank's prime rate (8.5% at March 31, 2001) plus 1.50%. The note matures on March 1, 2025. The outstanding balance on this loan at March 31, 2001 and 2000 was $1,321,828 and $1,330,000, respectively.

In December 1998, the CEO of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and calls for 59 monthly interest payments at 12.23% and a balloon payment of $505,000, including interest, on December 17, 2003. At March 31, 2001 and 2000, the outstanding balance on this loan was $499,671 and $499,671, respectively.

In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan calls for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At March 31, 2001 and 2000, the outstanding balance on this loan was $458,609 and $458,609, respectively.

         Future minimum principal payments on all notes payable are as follows:

         TWELVE MONTHS ENDING MARCH 31,
         ----------------------------------------------------------------
                    2002                                          13,000
                    2003                                          13,000
                    2004                                         993,225
                    2005                                          13,000
                    2006                                          13,000
                    Thereafter                                 1,172,447
         ----------------------------------------------------------------
                                                              $2,217,672
         ================================================================

(b)      RELATED PARTIES

The Company had notes payable to the Chairman and a former key employee. At March 31, 2001 and 2000, the balances were $686,032 and $661,956, respectively, with interest between 4% and 10%. As part of a February 2000 Separation and Release Agreement with the former key employee, $70,000 of principal and accrued interest was paid in monthly installments through July 2000.

         Future minimum principal payments on all notes payable are as follows:

         TWELVE MONTHS ENDING MARCH 31,
         ----------------------------------------------------------------
                    2002                                        $ 80,000
                    2003                                          80,000
                    2004                                          80,000
                    2005                                          80,000
                    2006                                          80,000
                    Thereafter                                   286,032
         ----------------------------------------------------------------
                                                                $686,032
         ================================================================

4.       OPERATING SEGMENTS

The Company's operating structure included two operating segments for 2001 and 2000.

         SEGMENT PRODUCTS AND SERVICES

The Company has the following reportable segments: Space Missions Division
(SMD), and ISS. SMD is in the process of developing deep space science exploration satellites. ISS provides small hybrid propulsion space systems and engineering services.

         The following is a summary of operating results and assets by segment.

         FOR THE THREE MONTHS ENDED MARCH 31, 2001
         -------------------------------------------------------------------------------
         (IN THOUSANDS)                            SMD          ISS              Total
         -------------------------------------------------------------------------------
         Net revenue from external
           Customers                           $     383     $    154          $    537
         Depreciation and
           Amortization expense                       42          176               218
         Segment profit (loss)                 $    (421)    $   (238)         $   (659)
                                               =========================================

         -------------------------------------------------------------------------------
         MARCH 31, 2001
         -------------------------------------------------------------------------------
         Total segment assets                  $   2,817     $  1,387          $  4,204
         Less intersegment assets                   (164)           -              (164)
                                               -----------------------------------------
         Net segment assets                    $   2,653     $  1,387          $  4,040
                                               =========================================

         FOR THE THREE MONTHS ENDED MARCH 31, 2000
         -------------------------------------------------------------------------------
         (IN THOUSANDS)                            SMD          ISS              Total
         -------------------------------------------------------------------------------
         Net revenue from external
           Customers                           $     606     $    473          $  1,079
         Depreciation and
           Amortization expense                     (183)         (27)             (210)
         Segment profit (loss)                 $     (58)    $     (7)         $    (65)
                                               =========================================

         -------------------------------------------------------------------------------
         MARCH 31, 2000
         -------------------------------------------------------------------------------
         Total segment assets                  $   2,441     $  2,139          $  4,580
         Less intersegment assets                   (164)           -              (164)
                                               -----------------------------------------
         Net segment assets                    $   2,277     $  2,139          $  4,416
                                               =========================================

5.       NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin no. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 is effective no later than the quarter ended December 31, 2000. The Company is in compliance with SAB 101 and the adoption did not have a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25. The Company adopted the Interpretation for all transactions entered into after July 1, 2000 and the adoption of the Interpretation did not have a material impact on the consolidated financial statements.


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

OVERVIEW

During 1998, SpaceDev acquired Integrated Space System ("ISS"). On February 7, 1998, the Company issued 2,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of ISS. ISS provides small hybrid propulsion space systems. The fair value of the shares issued was $1.8125 per share, calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,625,000. The excess of the calculated purchase price of the approximately $164,000 of net assets acquired was capitalized as goodwill and is being amortized over sixty months.

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

On June 23, 1999, the Company filed for a registration statement with the State of Colorado for units consisting of one share of $.0001 par value common stock and one re-pricing warrant to purchase one share of common stock. The primary purpose of the offering was to raise $350,000 under Rule 504 of the Securities Act of 1933 to finance development of a hybrid rocket. The registration statement was made effective by the State of Colorado on August 26, 1999, providing for a per unit price of $1.50 per share. Due to fluctuations in the market price of the Company's common stock, the Company negotiated a per unit price based on the five-day trading average, less thirty percent. The entire offering of $350,000 was sold to a single investor in Colorado at a price of $0.91 per unit. Following that sale, the Company determined to raise the aggregate offering price in order to allow it to obtain funding during preparation of its Form 10-SB Registration Statement. The registration statement was amended for a total aggregate offering price of $730,000, with a per unit price based on the negotiated amount paid by the initial investor, and was made effective by the State of Colorado on October 13, 1999. Following effectiveness of the post-effective amendment, the Company sold an additional $10,000 in units under the offering at a price of $0.83 per unit.

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

In November 1999, SpaceDev was awarded a $5,595,868 million mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. The CHIPSat contract will conclude on December 31, 2003. Revenues for 2001 and 2002 are expected to be approximately, $ 1.4 million and $1.1 million. The payments on the contract are made on a monthly basis according to a preset payment schedule. This was the Company's first production contract. As we reported we would do in the Third Quarter 2000 10QSB, the

Company reviewed this position at year-end and determined that the total costs at the end of the program will exceed the likely revenue. As a result, the Company has taken a write-off to earnings of $861,000, we believe that this action covers all possible contingencies through the life of the program. In the first quarter 2001 the costs on the CHIPSat program were reviewed and found to be overstated due to overestimating certain costs. The accrued loss as of March 31, 2001 was $651,168.

In July 2000, the Company was awarded two contracts from the Office of Space Launch of the National Reconnaissance Office for a total of approximately $800,000. These contracts are expected to be completed in the second quarter of 2001. This work is a continuation of a previous contract concerning the development of hybrid space propulsion technology.

In January 2001, the Company's majority-owned subsidiary, SpaceDev Australia, Ltd. lodged a prospectus with the Australian Securities and Investments Commission (ASIC) for a total offering of approximately $8,000,000 AUS (the equivalent of $4,600,000 U.S.). The prospectus was the joint effort of the Company and Space Projects Australia, Ltd, (SPA), in which SpaceDev Australia Ltd. would have received approximately $2,600,000 in U.S. dollars, and SPA would have received the remaining amount of approximately $1,800,000 in U.S. dollars. The Company planned to used the proceeds of the offering to open the SpaceDev Australia office in Sydney, establish Australia as a base to expand its sales and marketing efforts in Australia and throughout the Asian region and to partner with one or more established Australian space companies for micro-satellite assembly and testing activities using Registrant's micro-satellite designs and subsystems and to initiate an intern program to identify outstanding Australian space engineering students as potential future employees. SPA would have used its portion of the proceeds to (1) establish capital asset acquisitions such as launch site research and development facilities, telemetry/GPS and communications, mission control and payload integration facilities at Woomera; (2) establish capital works such as launch site clearance and preparation, environmental and bio-diversity compliance and development planning costs; and (3) support administration, marketing and personnel operations of SpaceDev Australia.

On April 16, 2001, ASIC placed a final stop order on a prospectus following two hearings in which it raised concerns regarding the relationship of the Company to SPA, and the division of funds raised in the offering between the two entities. In addition, ASIC voiced concerns regarding the use of forecasts and projections prepared on behalf of SpaceDev Australia, Ltd, which were prepared by management and reviewed by an outside Australian accountant for use in the offering. The use of forecasts has become more limited under recent regulations adopted by ASIC.

The Company is reviewing the situation and continuing discussions with potential partners and its investment bankers, and will determine the proper course of action for the SpaceDev Australia subsidiary and the possible lodgement of a new prospectus.

The Company announced on April 16, 2001 that it is part of a Boeing-led team that was awarded one of four $1 million contracts from NASA's Jet Propulsion Laboratory in Pasadena, Calif. to study options for a potential Mars sample return mission in 2011. The contract runs from April through October.

RESULTS OF OPERATIONS

Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements, which are a part of this report for further information regarding the results of operations of the Company.

THREE MONTHS ENDED MARCH 31, 2001-VS.- THREE MONTHS ENDED MARCH 31, 2000

During the three months ended March 31, 2001, the Company had net sales of $537,000 as compared to net sales of $1,079,000 for the same three months in 2000. Sales in 2001 were comprised of $383,000 from the CHIPSat program, $132,000 from research and development performed for the Office of Space Launch
(OSL) and $22,000 from all other programs. In 2000, there was $540,000 of sales from CHIPSat, $325,000 from the OSL, $55,000 from Lockheed Martin and $158,000 from all other programs. The current OLS contracts are winding down. Last year the contracts were in an ongoing phase. There are 6 proposals for $400,000 each into the OSL to continue the hybrid propulsion efforts for the National Reconnaissance Office (NRO).

During the three months ended March 31, 2001, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $383,000 and $584,000 in the same period in 2000. These changes were primarily due to reallocation of the loss on the CHIPSat program, and a reclassification of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold. Gross profit percentages in the first quarter of 2001 were lower than during the same period in 2000 due to higher costs to perform the OSL contracts. During the three months ended March 31, 2001, the Company had a net loss of $659,000 compared to a net loss of $65,000 for the same period in 2000. The increase in the net loss was due to lower sales on the CHIPSat program and the OSL project. In addition, the Company's overhead costs increased by $49,000 and the Company expended $198,000 in development costs to build a prototype hybrid propulsion based orbital transfer vehicle.

The Company experienced an increase in general and administrative expenses from $479,000 for the three months ended March 31, 2000 to $528,000 for the same period ended March 31, 2001. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization of acquisition costs, insurance, legal and accounting fees and other overhead. The increase was primarily due to the payment of a salary to the Chairman in 2001 versus no salary in 2000.

Research and development expense increased from $0 for the period ended March 31, 2000 to $198,000 for the period ended March 31, 2001. The increase was due to Research and Development costs associated with the Hybrid Motor technology under contract with the OSL.

LIQUIDITY AND CAPITAL RESOURCES

The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 2000 financial position raises "substantial" doubt about its ability to continue as a going concern. Management believes that this condition remains at March 31, 2001. The Company's opportunity to continue as a going concern depends upon our ability to consummate additional funding and new profitable business. This funding can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

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

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin no. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended December 31, 2000. The Company is in compliance with SAB 101 and the adoption did not have a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25. The Company adopted the Interpretation for all transactions entered into after July 1, 2000 and the adoption of the Interpretation did not have a material impact on the consolidated financial statements.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,426,000 consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $260,000 in the first quarter, from $2,166,000 at December 31, 2000 to $2,426,000 at March 31, 2000.

Numbers reflected in the following discussion have been rounded to the nearest one thousandth. Please refer to the financial statements, which are a part of this report for further information regarding the liquidity and capital resources of the Company.

THREE MONTHS ENDED MARCH 31, 2001 -VS.- THREE MONTHS ENDED MARCH 31, 2000

Net decrease in cash during the three months ending March 31, 2001 was $237,000, compared to a net decrease of $84,000 for the three months ended March 31, 2000. Net cash used by operating activities totaled ($201,000) for the three months ended March 31, 2001, a decrease of $426,000 as compared to $225,000 generated by operating activities during the three months ended March 31, 2000. This is attributable primarily to decreased sales volume, the CHIPSat loss and an increase in General and Administrative expenses.

Net cash used in investing activities totaled $0 during the three months ended March 31, 2001, compared to ($3,000) used during the three months ended March 31, 2000, a decrease in cash used of $3,000. This difference is attributable to a reduction in the purchase of fixed assets.

Net cash used in financing activities totaled ($36,000) for the three-month period ending March 31, 2001, a decrease of $270,000 from the ($306,000) used by financing activities during the three-month period ending March 31, 2000. This decrease is attributable to paying the line of credit.

At March 31, 2001, the Company's cash, which includes cash reserves and cash available for investment, was $23,000 as compared to $19,000 at March 31, 2000, an increase of $4,000. At March 31, 2001, the Company had accounts receivable of $114,000 and accounts payable of $801,000.

FORWARD-LOOKING STATEMENTS

The Company's business strategy requires significant capital expenditures. The Company will incur a substantial portion of these expenditures before it generates significant sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until the Company establishes an adequate revenue-generating customer base. The Company expects losses through 2001 and does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the launch of its first commercial spacecraft or launch vehicle. There is no assurance that the Company will achieve or sustain any positive cash flow or profitability thereafter.

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

The Company will receive fixed compensation on the CHIPSat project in a total amount of $5,595,868, of which about $2.1 million was generated in 2000. The fixed price will be paid in increments over the term of the contract. In 2000, as we reported in the Company's Annual Report on Form 10-KSB, the Company reviewed this position at year-end and determined that the total costs at the end of the program will exceed the likely revenue. As a result, the Company accrued a loss of $861,000. We believe that this action covers all possible contingencies through the life of the program. Included in the review was the increase of $600,000 to the contract value to reflect added scope that was approved by the customer on May 7, 2001.

As of March 31, 2001, the Company's backlog of business was approximately $3,400,000 million, as opposed to approximately $4,400,000 million as of March 31, 2001. To date in 2001, the Company has added about $1,000,000 million in new business including almost $200,000 in additional California grant funds. It currently has almost $15,000,000 in outstanding or pending commercial and government proposals and is working with potential partners for over $20,000,000 in additional bids to be submitted for the Lunar Orbiter and the Low Earth Orbit Space Plane.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in any of the claims reported in the Company's Annual Report on Form 10-KSB, filed April 2, 2001.

ITEM 2.  CHANGES IN SECURITIES

         On January 15, 2001, the Company entered into an employment agreement Allen Newcomb, pursuant to which he received an option to purchase up to 60,000 shares of the Company's common stock at a purchase price of $0.95. Mr. Newcomb's options vest at a rate of 15,000 options every six months, beginning on the six-month anniversary date of the date of grant.

         On January 22, 2001, the Company entered into an employment agreement with Ken Rubio, pursuant to which he received an option to purchase up to 25,000 share of the Company's common stock at a purchase price of $0.8938. Mr. Rubio's options vest at a rate of 5,000 beginning on the six-month anniversary date, then 5,000 on October 22, 2201, 5,000 on January 22, 2002 and finally 10,000 on January 22, 2003.

         On February 3, 2001, the Company issued options to purchase a total of 9,700 shares of its common stock to certain of its employees pursuant to a policy adopted by the Board of Directors in 2000 whereby these employees will receive a total of five installments of options to be granted every three months of employment. All options issued pursuant to this policy are issued at the five-day average closing price of the company's common stock on the Over-The-Counter Bulletin Board ("OTCBB"). All options issued pursuant to this policy will vest on the third-month anniversary of the date of grant and will expire after five years. The options issued on February 3, 2001 represent the fourth installment of options under the policy, and were issued with an exercise price of $0.975 per share.

         On February 28, 2001, the Company issued options to purchase 1,000 shares of its common stock to one of its employees, Robert Davis, who is to receive a total of five installments of options pursuant to his employment agreement with the company, for a total of 5,000 shares. The February 28, 2001 grant represents the fourth installments of options and was issued with an exercise price of $0.925 (the five-day average closing price of the Company's common stock on the OTCBB).

         On February 9th and February 28th, 2001, the Company issued options to one of its part time employees for services rendered in the maintenance and design of its websites. These non-statutory options were all issued at the five-day average closing price of the Company's common stock on the OTCBB, and vested on the grant date.

         On March 1, 2001, the Company entered into an employment agreement with Calvin Lindsay, pursuant to which he received an option to purchase up to 12,000 shares of the Company's common stock at a purchase price of $0.925 (the five-day average closing price of the Company's common stock on the OTCBB). Mr. Lindsay's options vest at a rate of 2,000 beginning on the six-month anniversary date, then 2,000 on march 1, 2002, then 3,000 on March 1, 2003 and 5,000 on march 1, 2004.

         On March 2, 2001, the Company issued 50,000 shares of its common stock to its President, Mr. Stanley W. Dubyn, according to the terms of his employment agreement with the Company.

         During the first quarter of 2001, the Company issued a total of 17,247 shares to consultants in exchange for services rendered to the Company.

         Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 10,000 shares each to Wesley
T. Huntress and Curt Dean Blake for their attendance at the Board of Directors meeting held February 9, 2001. These options were issued with an exercise price of $0.87 per share and will expire on the five-year anniversary date of the date of grant.

         All of the above options were issued pursuant to the Company's Form S-8 Registration Statement for its Employee Stock Option Plan of 1999.

         On February 9, 2001, the Company purchased all rights to the name "ExploreSpace" and the Website www.explorespace.com in an isolated transaction under section 4(2) of the Securities Act whereby the Company purchased all of the outstanding common stock of ExploreSpace.com, Inc. in exchange for options to purchase a total of 80,000 common shares of SpaceDev for $1.00 per share.

         In April 2001 the Company issued 66,667 shares of common stock and warrants to purchase an additional 66,667 shares of common stock at an exercise price of $0.75 per share to Lunar Enterprise Corporation in exchange for an investment of $50,000. This purchase was made as a part of an accredited investor only, private placement transaction under Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Reference is made to the Company's report on Form 10-QSB filed August 10, 2000.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.
-----------

None.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed with the Commission on February 28, 2001 under Item 5 (other events), regarding the lodgement of the Australian Securities and Investments Commission on the SpaceDev Australia prospectus.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SPACEDEV, INC.
                                             Registrant



Dated:  May 15, 2001                         /S/ James W. Benson
                                             ---------------------------------
                                             James W. Benson
                                             Chief Executive Officer



Dated: May 15, 2001                          /S/ Charles H. Lloyd
                                             ---------------------------------
                                             Charles H. Lloyd
                                             Chief Financial Officer