Form 10QSB
period 2001-06-30
SPACEDEV INC
filed 2001-08-10
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,705,809 shares of Issuer's voting common stock were outstanding on July 31, 2001.

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

INDEX                                                                       PAGE
-----                                                                       ----

PART I   FINANCIAL INFORMATION

 ITEM 1. Financial Statements (Unaudited)......................................1
   Condensed Consolidated Balance Sheets at June 30, 2001 and 2000.............1
   Condensed Consolidated Statements of Operations for June 30, 2001 and 2000..3 Condensed Consolidated Statements of Cash Flows for June 30, 2001 and 2000..4
   Notes to Condensed Consolidated Financial Statements........................6

 ITEM 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations.....................................................9

PART II   OTHER INFORMATION

 ITEM 1. Legal Proceedings....................................................16
 ITEM 2. Changes in Securities................................................16
 ITEM 3. Defaults Upon Senior Securities......................................17
 ITEM 4. Submission of Matters to Vote of Security Holders....................17
 ITEM 5. Other Information....................................................17
 ITEM 6. Exhibits and Reports on Form 8-K.....................................17

Signatures....................................................................18

ITEM 1.   FINANCIAL STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 JUNE 30,                                             2001                 2000
--------------------------------------------------------------------------------

 ASSETS

 CURRENT ASSETS
     Cash                                     $     79,428         $    101,338
     Accounts receivable                            85,535              185,195
     Other current assets (Note 3)                 416,474               17,862
--------------------------------------------------------------------------------

 Total current assets                              581,437              304,395

 FIXED ASSETS - NET                              2,208,700            2,137,337

 INTANGIBLE ASSETS - NET                         1,142,902            1,829,656


 CAPITALIZED SOFTWARE COSTS                        207,016                    -

 OTHER ASSETS                                      118,489               64,241
--------------------------------------------------------------------------------

                                              $  4,258,544         $  4,335,629
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                   SPACEDEV, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

 JUNE 30,                                                                       2001            2000
-----------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
     Line of credit                                                     $          -    $     41,085
     Current portion of notes payable                                         13,000           7,200
     Current portion of capitalized lease obligations                         57,598          38,267
     Current portion of notes payable - related party                         85,000          75,964
     Accounts payable and accrued expenses                                   727,343         425,469
     Accrued payroll, vacation and related taxes                             167,491         157,827
     Other accrued liabilities (Note 4)                                      150,000               -
     Customer deposits and deferred revenue                                  178,794               -
     Billing in excess of costs incurred (Note 2)                            260,257          50,241
     Provision for anticipated loss (Note 2)                                 565,410               -
-----------------------------------------------------------------------------------------------------

 Total current liabilities                                                 2,204,893         796,053

 NOTES PAYABLE, LESS CURRENT MATURITIES                                    2,267,108       2,281,080

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                       64,704          75,419

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES                      599,600         543,992

 DEFERRED REVENUE                                                              5,000           5,000
-----------------------------------------------------------------------------------------------------

 Total liabilities                                                         5,141,305       3,701,544

 STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible preferred stock, $.001 par value, 10,000,000 shares
       authorized; no shares issued and outstanding                                -               -
     Common stock, $.0001 par value; 50,000,000 shares
       authorized; 14,705,809 and 13,948,993 shares issued and
       outstanding, respectively                                               1,470           1,394
     Additional paid-in capital                                            8,042,986       7,257,161
     Additional paid-in capital - stock options                              750,000         750,000
     Deferred compensation                                                  (250,000)       (250,000)
     Accumulated deficit                                                  (9,427,217)     (7,124,470)
-----------------------------------------------------------------------------------------------------

 Total stockholders' equity (deficit)                                       (882,761)        634,085
-----------------------------------------------------------------------------------------------------

                                                                        $  4,258,544    $  4,335,629
=====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                           SPACEDEV, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                               Three Months Ended                     Six Months Ended
 THREE AND SIX MONTHS ENDED JUNE 30,                        2001                2000                2001            2000
-------------------------------------------------------------------------------------------------------------------------

 NET SALES                                            $  940,928          $  865,834         $ 1,478,188     $ 1,944,364

Cost of Sales                                            606,333             438,556           1,199,243       1,022,118
Anticipated loss on uncompleted contract
(Note 2)                                                 (85,758)                  -            (295,297)              -
-------------------------------------------------------------------------------------------------------------------------

 TOTAL COST OF SALES                                     520,575             438,556             903,946       1,022,118
-------------------------------------------------------------------------------------------------------------------------

 GROSS MARGIN                                            420,353             427,278             574,242         922,246

 OPERATING EXPENSES
       General and administrative                        655,516             445,341           1,122,198         880,165
       Stock and stock option based compensation         112,555              45,057             173,401          89,090

-------------------------------------------------------------------------------------------------------------------------
       TOTAL GENERAL AND ADMINISTRATIVE
         EXPENSES                                        768,071             490,398           1,295,599         969,255
       Research and development                                -                   -             198,400               -
-------------------------------------------------------------------------------------------------------------------------
 TOTAL OPERATING EXPENSES                                768,071             490,398           1,493,999         969,255
-------------------------------------------------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                                   (347,718)            (63,120)           (919,757)        (47,009)

 OTHER INCOME (EXPENSE)
 Interest expense                                        (81,086)            (62,209)           (167,782)       (143,180)

-------------------------------------------------------------------------------------------------------------------------
 NET LOSS                                             $ (428,804)         $ (125,329)        $(1,087,539)    $  (190,189)
=========================================================================================================================
 NET LOSS PER SHARE:
     Net loss                                             ($0.03)             ($0.01)             ($0.07)         ($0.01)
=========================================================================================================================

     Weighted-Average Shares Outstanding              14,162,586          13,936,246          14,117,780      13,921,369
=========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

 SIX MONTHS ENDED JUNE 30,                                      2001             2000
--------------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $ (1,087,539)    $   (190,189)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                         436,178          417,926
       Common stock and stock options issued for
         compensation and services                           173,401           89,090
       Change in operating assets and liabilities           (272,455)          18,502
--------------------------------------------------------------------------------------

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (205,505)         335,329
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                                (9,503)          (5,628)
--------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on bank line of credit                           -         (200,330)
     Net payments on notes payable                              (500)         (23,720)
     Net Payments on capital lease obligations               (29,688)          (9,154)
     Net payments on notes payable - related party           (34,999)         (98,046)
     Proceeds from issuance of common stock                  100,000                -
--------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          34,813         (331,250)
--------------------------------------------------------------------------------------

 Net decrease in cash                                       (180,195)          (1,549)

 CASH AT BEGINNING OF PERIOD                                 259,623          102,887
--------------------------------------------------------------------------------------

 CASH AT END OF PERIOD                                  $     79,428     $    101,338

======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)

 SIX MONTHS ENDED JUNE 30,                                  2001           2000
--------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                       $  24,383     $  120,586

 NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended June 30, 2001 and 2000, the Company issued 500,000 and 26,548 shares of stock for services and recorded expenses of $45,500 and $45,057, respectively.

During the six months ended June 30, 2001 and 2000, the Company issued 567,247 and 69,048 shares of stock for services and recorded expenses of $106,346 and $89,090, respectively.

In April 2001, the Company issued 80,000 stock options for the acquisition of Explorespace.com, and recorded expenses of $67,055.

--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SPACEDEV, INC. ("the Company") include the accounts of the Company and its wholly-owned subsidiary Integrated Space Systems. Inc. (ISS) and its inactive subsidiary SpaceDev Australia. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 2, 2001 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of June 30, 2001 and 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $1,623,456 as of June 30, 2001, and incurred a net loss of $1,087,539 for the six months then ended. These conditions raise "substantial" doubt about the Company's ability to continue as a going concern. During the second quarter 2001 management raised $100,000 through a private equity placement. Subsequent to June 2001, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

2. REVENUE RECOGNITION

In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB) worth approximately $5.0 million. On June 15, 2001, a contract modification was signed to add $600,000 to the contract for added scope, which brings the total contract value to $5.6 million. This contract represented 78% and 54% of the Company's revenue in 2001 and 2000, respectively. The contract will conclude on December 31, 2003. The payments on the contract are made on a monthly basis according to a preset payment schedule and resulted in billings in excess of costs incurred and estimated earnings of approximately $260,000 and $50,000 for the six months ended June 30, 2001 and 2000, respectively. At December 31, 2000, the total costs estimated to complete the contract was approximately $6,461,000. As a result, the Company accrued a provision for an anticipated loss of approximately $861,000. As of March 31, 2001, the anticipated costs were reviewed and reduced to approximately $6,251,000 and the accrued loss was reduced to $651,000 to reflect this change. The decrease in costs was due to a reduction of costs to complete the contract. As the project is completed the loss is reduced as the costs become realized, the balance on the anticipated loss as of June 30, 2001 was $565,410. We also are continuing to negotiate additional contract changes with our CHIPSat customer that would increase contract revenues. There is no certainty that we will be successful in these negotiations.

3. OTHER CURRENT ASSETS

In June 2001, the Company entered a consulting contract with an unrelated party. The contract will pay, in installments, the consultant 1,200,000 shares of common stock over the next 12 months. On June 18, 2001, the Company issued 500,000 shares of common stock with a fair value of $455,000. In June 2001, the Company recognized expense of approximately $46,000.

4. OTHER ACCRUED LIABILITY

In June 2001, the Company accrued a $150,000 contingent liability related to its guarantee on a performance bond on behalf of Space Innovations Limited ("SIL"), which was then a subsidiary of the Company. In 1999, the Company was required to guarantee a performance bond on behalf of SIL in connection with a contract to build a satellite bus for an Australian domestic spacecraft project. SIL was unable to perform on the contract and subsequently declared bankruptcy. The Company is currently in settlement negotiations with the bonding company, Technical & General Guarantee Company Limited ("T&G"), with a focus on extending the payment terms and/or reducing the amount of the claim for 300,000 Australian Dollars.

5. OPERATING SEGMENTS

The Company's operating structure included two active operating segments for 2001 and 2000.

         SEGMENT PRODUCTS AND SERVICES

The Company has the following reportable segments: Space Missions Division
(SMD), and ISS. SMD is in the process of developing deep space science exploration satellites. ISS provides small hybrid propulsion space systems and engineering services. A third segment, SpaceDev Australia, has had no operations in 2001.

FOR THE THREE MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
(IN THOUSANDS)                              SMD          ISS               Total
--------------------------------------------------------------------------------
Net revenue from external
  customers                           $     854    $      87           $    941
Depreciation and
  amortization expense                       43          176                219
                                     -------------------------------------------
Segment loss                          $    (292)   $    (137)          $   (429)
                                     ===========================================


FOR THE SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
(IN THOUSANDS)                              SMD          ISS               Total
--------------------------------------------------------------------------------
Net revenue from external
  customers                           $   1,236    $     242           $  1,478
Depreciation and
  amortization expense                       84          352                436
                                     -------------------------------------------
Segment loss                          $    (713)   $    (375)          $ (1,088)
                                     ===========================================

Total segment assets                  $   3,285    $   1,138           $  4,423
Less intersegment assets                   (164)           -               (164)
                                     -------------------------------------------
Net segment assets                    $   3,121    $   1,138           $  4,259
                                     ===========================================



FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(IN THOUSANDS)                              SMD          ISS               Total
--------------------------------------------------------------------------------
Net revenue from external
  customers                           $     753    $     113           $    866
Depreciation and
  amortization expense                       27          181                208
                                     -------------------------------------------
Segment loss                          $     (93)   $     (32)          $   (125)
                                     ===========================================

FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(IN THOUSANDS)                              SMD          ISS               Total
--------------------------------------------------------------------------------
Net revenue from external
  customers                           $   1,359    $     585           $  1,944
Depreciation and
  amortization expense                       54          364                418
                                     -------------------------------------------
Segment profit (loss)                 $      23    $    (213)          $   (190)
                                     ===========================================

Total segment assets                  $   2,556    $   1,944           $  4,500
Less intersegment assets                   (164)           -               (164)
                                     -------------------------------------------
Net segment assets                    $   2,392    $   1,944           $  4,336
                                     ===========================================

6. NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board "FASB" issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Bulletin APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25. The Company adopted the Interpretation for all transactions entered into after July 1, 2000 and the adoption of the Interpretation did not have a material impact on the consolidated financial statements.

In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 141 and 142 effective January 1, 2002. The expected effect of the implementation of these guidelines will be the reduction of operating losses, approximately $719,000 per year, due to the goodwill not being amortized unless the goodwill becomes impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to a number of factors beyond the Company's control.

OVERVIEW

During 1998, SpaceDev acquired Integrated Space System ("ISS") and Space Innovations Limited ("SIL"). On February 7, 1998, the Company issued 2,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of ISS. ISS provides small hybrid propulsion space systems, engineering and technical services related to space-based systems, which consist primarily of launch vehicle integration. The fair value of the shares issued was $1.8125 per share, calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,625,000. The excess of the calculated purchase price of the approximately $164,000 of net assets acquired was capitalized as goodwill and is being amortized over sixty months.

On November 20, 1998, SpaceDev initiated its DSN support contract with Jet Propulsion Laboratory ("JPL"). The total cost of the effort was agreed to be $35,000. Approximately one-third of the work has been performed to date at a cost to SpaceDev of $10,000. As additional planning work is required to be performed by JPL under the contract, to stay current with the NASA and JPL planning process as it moves forward, more of the agreed upon tasks will be performed by JPL. SpaceDev will pay the remaining balance of $25,000 as those tasks are completed by JPL, which could extend through the end of 2001 or longer.

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

The significant components of the amount recorded in 1999 as a reduction to additional paid-in capital are as follows:

Loss on unamortized goodwill                               $(1,929,000)
Gain on extinguishment of acquisition price payable          1,000,000
Net liabilities disposed of from SIL                           506,000
                                                           ------------
                                                           $  (423,000)
                                                           ============

The Company was previously a guarantor on a bank line of credit used to finance SIL's operations. Under terms of the Release Agreement, SIL agreed to apply 25% of the proceeds from each payment received on a specific contract until the bank loan was paid in full. Once the loan had been paid in full, the loan agreement was to be terminated, releasing the Company's guarantor obligation. At December 31, 1999, the outstanding balance on the bank line of credit was approximately $386,000, maturing on January 18, 2001 with interest at the bank's prime (8.5% at December 31, 1999) plus 1.25%. In 2000, the amount of the line guaranteed by the Company was paid and the loan agreement has been terminated.

In November 1999, SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, the Company reviewed this position at year-end and determined that the total costs at the end of the program will exceed the likely revenue. As a result, the Company has accrued a loss of $861,000; this estimated loss was believed to be adequate to cover all possible contingencies through the life of the program. Included in the review was an expected increase of $600,000 to the contract value to reflect added scope. As of March 31, 2001, the anticipated costs were reviewed and reduced to approximately $6,251,000 and the accrued loss was reduced to $651,000 to reflect this change. The decrease in costs was due to a reduction of costs to complete the contract. As the project is completed the loss is reduced as the costs become realized, the balance on the anticipated loss as of June 30, 2001 was $565,410.On June 15, 2001, a contract modification was signed to add the $600,000 to the contract, which brought the total contract value to $5,595,868. The CHIPSat contract will conclude on December 31, 2003. Revenues for 2001 and 2002 are expected to be approximately, $1.4 million and $1.7 million, respectively. The payments on the contract are made on a monthly basis according to a preset payment schedule.

In July 2000, the Company was awarded two contracts from the Office of Space Launch of the National Reconnaissance Office for a total of approximately $800,000. These contracts were completed during the second quarter of 2001. This work was a continuation of a previous contract concerning the development of hybrid space propulsion technology.

The Company announced on April 16, 2001 that it is part of a Boeing-led team that was awarded one of four $1 million contracts from NASA's Jet Propulsion Laboratory in Pasadena, California. to study options for a potential Mars sample return mission in 2011. The contract runs from April through October 2001.

RESULTS OF OPERATIONS

Please refer to the consolidated financial statements, which are a part of this report for further information regarding the results of operations of the Company.

SIX MONTHS ENDED JUNE 30, 2001 -VS.- SIX MONTHS ENDED JUNE 30, 2000

During the six months ended June 30, 2001, the Company had net sales of $1,478,000 as compared to net sales of $1,944,000 for the same six months in 2000. Sales in 2001 were comprised of $1,158,000 from the CHIPSat program, $200,000 from research and development performed for the Office of Space Launch ("OSL"), $91,000 from the Boeing Mars Sample Return project and $29,000 from all other programs. In 2000, there was $1,049,000 of sales from CHIPSat, $325,000 from the OSL, and $570,000 from all other programs. The current OSL contracts were completed during the second quarter 2001.

During the six months ended June 30, 2001, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $904,000 and $1,022,000 in the same period in 2000. These changes were primarily due to reallocation of the loss on the CHIPSat program, and a reclassification of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold.

The Company experienced an increase in general and administrative expenses and research and development expenses from $969,000 for the six months ended June 30, 2000 to $1,494,000 for the same period ended June 30, 2001. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization, insurance, legal and accounting fees and other overhead. The increase was primarily attributable to the issuance of 500,000 shares of common stock to EMC Holdings Group, Inc. ("EMC") pursuant to a Consultant Agreement with the Company whereby EMC will render certain advisory services to the Company in exchange for a total of 1,200,000 shares of the Company's common stock in three installments. EMC received the first installment on June 26, 2001 for a total cost of $45,500. Increases in general and administrative expenses also included $150,000 for the contingent liability due to Technical & General Guarantee Company Limited as referenced in Note 3 to the consolidtaed financial statements as well as stock options that had a value of $67,000 for the acquisition of Explorespace.com. The Company also expended $198,000 in research and development expenses to build a prototype hybrid-propulsion-based orbital transfer vehicle.

Gross profit percentages for the six months ended June 30, 2001 were 39% as compared to 47% for the same period in 2000 due to higher costs to perform the OSL contracts. During the six months ended June 30, 2001, the Company had a net loss of $1,088,000 compared to a net loss of $190,000 for the same period in 2000. The increase in the net loss was due to lower sales on CHIPSat program and the OSL project. In addition, the Company's operating expenses increased by $525,000 As indicated above, this increase was primarily attributable to stock issued to EMC, the note payable to T&G and the stock options issued in the acquisition of Explorespace.com.

THREE MONTHS ENDED JUNE 30, 2001-VS.- THREE MONTHS ENDED JUNE 30, 2000

During the three months ended June 30, 2001, the Company had net sales of $941,000 as compared to net sales of $865,000 for the same three months in 2000. Sales in 2001 were comprised of $737,000 from the CHIPSat program, $67,000 from research and development performed for the Office of Space Launch ("OSL"), $91,000 from the Boeing MSR project and $46,000 from all other programs. During the same period for 2000, there was $508,000 of sales from CHIPSat, a $112,000 study contract with The Boeing Company and $245,000 from all other programs.

During the three months ended June 30, 2001, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $521,000 and $439,000 in the same period in 2000. These changes were primarily due to reallocation of the loss on the CHIPSat program, and a reclassification of certain overhead costs (such as building expense, equipment depreciation, utilities and operating supplies) to cost of goods sold. The Company experienced an increase in general and administrative expenses from $490,000 for the three months ended June 30, 2000 to $768,000 for the same period ended June 30, 2001. The increase was primarily attributable to the issuance of 500,000 shares of common stock to EMC Holdings Group, Inc. ("EMC") pursuant to a Consultant Agreement with the Company whereby EMC will render certain advisory services to the Company in exchange for a total of 1,200,000 shares of the Company's common stock in three installments. EMC received the first installment on June 26, 2001 for a total cost of $45,500. Increases in general and administrative costs also included $150,000 for the contingent liability due to Technical & General Guarantee Company Limited as referenced in Note 3 to the consolidated financial statements as well as stock options that had a value of $67,000 for the acquisition of Explorespace.com.

Gross profit percentages in second quarter 2001 were 45% as compared to 49% for the same period in 2000. During the three months ended June 30, 2001, the Company had a net loss of $429,000 compared to a net loss of $125,000 for the same period in 2000. The increase in the net loss was due to lower sales on CHIPSat program and the OSL project. In addition, the Company's operating expenses increased during the second quarter 2001 by $278,000. As indicated above, this increase was primarily attributable to stock issued to EMC, the note payable to T&G and the stock options issued in the acquisition of Explorespace.com.

There was no research and development expenses for the three-month periods ended June 30, 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 2000 financial position raises "substantial" doubt about its ability to continue as a going concern. Management believes that this condition remains at June 30, 2001. The Company's opportunity to continue as a going concern depends upon our ability to consummate additional funding and new profitable business. This funding can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

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

In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 141 and 142 effective January 1, 2002. The expected effect of the implementation of these guidelines will be the reduction of operating losses due to the goodwill not being amortized.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,626,000 consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $200,000 in the second quarter, from $2,426,000 at December 31, 2000 to $2,626,000 at June 30, 2000.

Please refer to the consolidated financial statements, which are a part of this report for further information regarding the liquidity and capital resources of the Company.

SIX MONTHS ENDED JUNE 30, 2001-VS.- SIX MONTHS ENDED JUNE 30, 2000

Net decrease in cash during the six months ending June 30, 2001 was $180,000, compared to a net decrease of $2,000 for the six months ended June 30, 2000. Net cash used by operating activities totaled ($206,000) for the six months ended June 30, 2001, a decrease of $541,000 as compared to $335,000 provided by operating activities during the six months ended June 30, 2000. This is attributable primarily to decreased sales volume and an increase in general and administrative expenses.

Net cash used in investing activities totaled ($10,000) during the six months ended June 30, 2001, compared to ($6,000) used during the six months ended June 30, 2000, an increase in cash used of $4,000. This difference is attributable to an increase in the purchase of fixed assets.

Net cash used in financing activities totaled $35,000 for the six-month period ended June 30, 2001; a decrease of $366,000 from the ($331,000) used by financing activities during the six-month period ending June 30, 2000. This decrease is attributable to paying the line of credit and proceeds from issuance of common stock in 2000 and $100,000 of proceeds from the sale of common stock in 2001.

At June 30, 2001, the Company's cash, which includes cash reserves and cash available for investment, was $79,000 as compared to $101,000 at June 30, 2000, an decrease of $22,000. At June 30, 2001, the Company had accounts receivable of $86,000 and accounts payable of $727,000.

FORWARD-LOOKING STATEMENTS

The Company's business strategy requires significant capital expenditures. The Company will incur a substantial portion of these expenditures before it generates significant sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until the Company establishes an adequate revenue-generating customer base. The Company expects losses through 2001 and does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the launch of its first commercial spacecraft. There is no assurance that the Company will achieve or sustain any positive cash flow or profitability thereafter.

During the years ended December 31, 2000, December 31, 1999 and December 31, 1998, the Company raised approximately $1.1 million (including proceeds from the state-registered 504 Colorado offering for an aggregate offering price of $730,000) through private sales of stock. To execute the Company's total strategy of small, capable, low-cost micro satellites, hybrid propulsion products and new commercial revenue sources, the Company requires significant funding. The current estimate is over $20 million, which could come from a combination of private or public equity placements, commercial project financing and government program funding. At this time, the Company does not have a commitment from any placement agent or underwriter to implement any additional public offering or from any government agency to obtain significant additional program funding for its products.

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

The Company will receive fixed compensation on the CHIPSat project in a total amount of $5,595,868, of which about $2.1 million was generated in 2000. The fixed price will be paid in increments over the term of the contract. As we reported on our annual report on Form 10-KSB, the Company reviewed this position in 2000. Included in the review was an expected increase of $600,000 in the contract value to reflect added scope. Based on its review, the Company determined that the total costs at the end of the program will exceed the likely revenue. As a result, the Company accrued a loss of $861,000; we believe that this action covers all possible contingencies through the life of the program. As of March 31, 2001, the anticipated costs were reviewed and reduced to approximately $6,251,000 and the accrued loss was reduced to $651,000 to reflect this change. The decrease in costs was due to a reduction of costs to complete the contract. The $600,000 increase in value was approved on June 15, 2001. As the project is completed, the loss is reduced as costs become realized. The balance on the anticipated loss as of June 30, 2001 was $565,410. We continue to negotiate additional contract changes with our CHIPSat customer to increase contract revenues. There is no certainty that we will be successful in these negotiations.

As of June 30, 2001, the Company's backlog of business was approximately $2.7, as opposed to approximately $4.9 million as of June 30, 2000. To date in 2001, the Company has added about $1.1 million in new business including the $600,000 increase to the CHIPSat contract, approximately $200,000 in additional California grant funds and $250,000 for the Mars Sample Return contract with Boeing. The Company currently has almost $40 million in outstanding or pending commercial and government proposals.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in any of the claims reported in the Company's Annual Report on Form 10-KSB, filed April 2, 2001. The Company is in settlement negotiations with Technical & General Guarantee Company Limited ("T&G") with respect to T&G's claim for payment on the guarantee of the FedSat performance bond. In 1999, the Company was required to guarantee a performance bond on behalf of SIL in connection with a contract to build a satellite bus for an Australian domestic spacecraft project. SIL was unable to perform on the contract and subsequently declared bankruptcy. The Company is currently in settlement negotiations with T&G, the bonding company, with a focus on extending the payment terms and/or reducing the amount of the claim for 300,000 Australian Dollars. (currently about $153,000 U.S. Dollars). In the event the Company is required to make payment under the guarantee, it is the Company's intention to pursue indemnification against SIL to the extent allowed by the bankruptcy laws of England, where the bankruptcy proceeding was filed.

ITEM 2.  CHANGES IN SECURITIES

         On May 3, 2001, the Company issued options to purchase a total of 9,700 shares of its common stock to certain of its employees pursuant to a policy adopted by the Board of Directors in 2000 whereby these employees will receive a total of five installments of options to be granted every three months of employment. All options issued pursuant to this policy are issued at the five-day average closing price of the company's common stock on the Over-The-Counter Bulletin Board ("OTCBB"). All options issued pursuant to this policy will vest on the third-month anniversary of the date of grant and will expire after five years. The options issued on May 3, 2001 represent the fifth and final installment of options under the policy, and were issued with an exercise price of $0.6580 per share.

         On April 17 and June 13, 2001, the Company issued options to one of its part-time employees for services rendered in the maintenance and design of its websites. These non-statutory options were all issued at the five-day average closing price of the Company's common stock on the OTCBB, and vested on the grant date.

         During the second quarter of 2001, the Company issued a total of 500,000 shares to consultants in exchange for services rendered to the Company. As a result, the Company recorded an expense of $45,500.

         Pursuant to its independent director compensation plan, which was adopted on January 16, 2000, the Company granted options to purchase 6,667 shares each to Robert S. Walker and Howell M. Estes, III for joining the Board of Directors on April 16, 2001. These options were issued with an exercise price of $0.75 per share (based on the five-day average closing price of the Company's common stock on the date of grant) and will expire on the five-year anniversary date of the date of grant.

         Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 5,000 shares each to Robert Walker, Howell M. Estes, III, Wesley T. Huntress, and Curt Dean Blake for their attendance at the Board of Directors meeting held on April 18, 2001. These options were issued with an exercise price of $0.6840 per share (based on the five-day average closing price of the Company's common stock on the date of grant) and will expire on the five-year anniversary date of the date of grant.

         All of the above options were issued pursuant to the Company's Form S-8 Registration Statement for its Employee Stock Option Plan of 1999.

         On June 12, 2001 the Company issued 33,333 shares of common stock and warrants to purchase an additional 33,333 shares of common stock at an exercise price of $0.75 per share to an individual investor in exchange for an investment of $25,000. This purchase was made as a part of an accredited investor only, private placement transaction under Rule 506 of Regulation D of the Securities Act of 1933.

         On June 20, 2001 the Company issued 33,333 shares of common stock and warrants to purchase an additional 33,333 shares of common stock at an exercise price of $0.75 per share to an individual investor in exchange for an investment of $25,000. This purchase was made as a part of an accredited investor only, private placement transaction under Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit No.
         -----------

         None.

(b)        Reports on Form 8-K

         A Current Report on Form 8-K was filed with the Commission on April 10, 2001 under Item 5 (other events) disclosing the formation of Registrant's Australian subsidiary and lodgement of a prospectus with the Australian Securities and Investments Commission on behalf of the subsidiary.

         A Current Report on Form 8-K/A was filed with the Commission on May 2, 2001 under Item 5 (other events), regarding a stop order issued by the Australian Securities and Investments Commission on the SpaceDev Australia prospectus.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SPACEDEV, INC.
                                                   Registrant



Dated: August 10, 2001                             /S/ James W. Benson
                                                   -----------------------------
                                                   James W. Benson
                                                   Chief Executive Officer



Dated: August 10, 2001                             /S/ Charles H. Lloyd
                                                   -----------------------------
                                                   Charles H. Lloyd
                                                   Chief Operating Officer and
                                                   Chief Financial Officer