Form 10QSB
period 2001-09-30
SPACEDEV INC
filed 2001-11-13
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ________________

Commission File Number  000-28947.
                       -----------

                                 SPACEDEV, INC.
             (Exact name of registrant as specified in its charter)


          Colorado                                                 84-1374613
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                   13855 Stowe Drive, Poway, California 92064
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(Issuer's telephone number) (858) 375-2030.


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,815,425 shares of Issuer's voting common stock were outstanding on October 31, 2001.


                                                     SPACEDEV, INC.
                                                       FORM 10-QSB
                                        FOR THE QUARTER ENDED SEPTEMBER 30, 2001

INDEX                                                                                                          PAGE
-----                                                                                                          ----
PART I   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements (Unaudited).....................................................................1
       Condensed Consolidated Balance Sheets at September 30, 2001 and 2000.......................................1
       Condensed Consolidated Statements of Operations for September 30, 2001 and 2000............................3
       Condensed Consolidated Statements of Cash Flows for September 30, 2001 and 2000............................4
       Notes to Condensed Consolidated Financial Statements.......................................................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations......................................................................................9

PART II   OTHER INFORMATION

   ITEM 1. Legal Proceedings.....................................................................................16
   ITEM 2. Changes in Securities.................................................................................16
   ITEM 3. Defaults Upon Senior Securities.......................................................................18
   ITEM 4. Submission of Matters to Vote of Security Holders.....................................................18
   ITEM 5. Other Information.....................................................................................18
   ITEM 6. Exhibits and Reports on Form 8-K......................................................................18

Signatures.......................................................................................................19


ITEM 1. FINANCIAL STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 SEPTEMBER 30,                                          2001            2000
--------------------------------------------------------------------------------

 ASSETS

 CURRENT ASSETS
     Cash                                            $   68,202      $  161,763
     Accounts receivable                                365,070         287,284
     Other current assets (Note 3)                       11,804          17,862
--------------------------------------------------------------------------------

 Total current assets                                   445,076         466,909

 FIXED ASSETS - NET                                   2,215,615       2,142,164

 INTANGIBLE ASSETS - NET                                983,889       1,653,368

 CAPITALIZED SOFTWARE COSTS                             207,016               -

 OTHER ASSETS                                            77,964          67,905
--------------------------------------------------------------------------------

                                                     $3,929,560      $4,330,346
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 SEPTEMBER 30,                                                             2001          2000
-------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
     Line of credit                                                     $       -    $    83,195
     Current portion of notes payable                                      13,000          7,200
     Current portion of capitalized lease obligations                      29,606         40,712
     Current portion of notes payable - related party                      80,000         80,000
     Accounts payable and accrued expenses                                763,390        507,854
     Accrued payroll, vacation and related taxes                          108,527        115,825
     Other accrued liabilities (Note 4)                                   189,402              -
     Customer deposits and deferred revenue                               318,794          5,000
     Billing in excess of costs incurred (Note 2)                         404,024          6,301
     Provision for anticipated loss (Note 2)                              468,567              -
-------------------------------------------------------------------------------------------------

 Total current liabilities                                              2,375,310        846,087

 NOTES PAYABLE, LESS CURRENT MATURITIES                                 2,259,456      2,281,080

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                    35,266         65,439

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES                   592,665        515,992

 DEFERRED REVENUE                                                           5,000              -
-------------------------------------------------------------------------------------------------

 Total liabilities                                                      5,267,697      3,708,598

 STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible preferred stock, $.001 par value, 10,000,000 shares
       authorized; no shares issued and outstanding                             -              -
     Common stock, $.0001 par value; 50,000,000 shares
       authorized; 14,809,228 and 13,948,993 shares issued and
       outstanding, respectively                                            1,480          1,394
     Additional paid-in capital                                         8,153,541      7,258,342
     Additional paid-in capital - stock options                           750,000        750,000
     Deferred compensation                                               (250,000)      (250,000)
     Accumulated deficit                                               (9,993,158)    (7,137,988)
-------------------------------------------------------------------------------------------------

 Total stockholders' equity (deficit)                                  (1,338,137)       621,748
-------------------------------------------------------------------------------------------------

                                                                      $ 3,929,560    $ 4,330,346
=================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                  SPACEDEV, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                     Three Months Ended              Nine Months Ended
 THREE AND NINE MONTHS ENDED SEPTEMBER 30,          2001            2000            2001           2000
------------------------------------------------------------------------------------------------------------
 NET SALES                                     $  1,164,832    $  1,141,746    $  2,643,020    $  3,086,110


Cost of Sales (Including stock based                889,918         737,006       2,089,161       1,759,124
 compensation of $68,640 for the three and
 nine months ended Sept. 30, 2001.)
Anticipated loss on uncompleted contract            (96,843)              -        (392,140)              -
(Note 2)
------------------------------------------------------------------------------------------------------------

 TOTAL COST OF SALES                                793,075         737,006       1,697,021       1,759,124
------------------------------------------------------------------------------------------------------------

 GROSS MARGIN                                       371,757         404,740         945,999       1,326,986
 OPERATING EXPENSES
       General and administrative                   867,278         327,960      2,162 ,877       1,297,216
(Including stock based compensation of
 $409,500 and $582,901 for the three and
 nine months ended Sept. 30, 2001 and $1,181
 and $90,272 for the same period ended 2000.)
------------------------------------------------------------------------------------------------------------
       TOTAL GENERAL AND ADMINISTRATIVE
         EXPENSES                                   867,278         327,960       2,162,877       1,297,216
       Research and development                           -               -         198,400               -
------------------------------------------------------------------------------------------------------------
 TOTAL OPERATING EXPENSES                           867,278         327,960       2,361,277       1,297,216
------------------------------------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                              (495,521)         76,780      (1,415,278)         29,770

 OTHER INCOME (EXPENSE)
 Interest expense                                   (70,420)        (90,296)       (238,202)       (233,476)
------------------------------------------------------------------------------------------------------------

 NET LOSS                                      $   (565,941)   $    (13,516)   $ (1,653,480)   $   (203,706)
============================================================================================================

 NET LOSS PER SHARE:
     Net loss                                  ($      0.04)   ($      0.00)   ($      0.11)   ($      0.01)
============================================================================================================


     Weighted-Average Shares Outstanding         14,741,425      13,949,200      14,771,790      13,949,062
============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.


                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

 NINE MONTHS ENDED SEPTEMBER 30,                          2001             2000
----------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                          $(1,653,480)   $  (203,706)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                       656,414        623,841
       Common stock and stock options issued for
          compensation and services                        651,541         90,271
       Change in operating assets and liabilities          232,025        (90,809)
----------------------------------------------------------------------------------

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (113,500)       419,597
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                             (50,641)       (33,136)
----------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on bank line of credit                         -       (158,220)
     Net payments on notes payable                          (8,152)       (23,720)
     Net Payments on capital lease obligations             (92,193)       (23,635)
     Net payments on notes payable - related party         (46,934)      (122,010)
     Proceeds from issuance of common stock                119,999              -
----------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (27,280)      (327,585)
----------------------------------------------------------------------------------

 Net increase (decrease) in cash                          (191,421)        58,876

 CASH AT BEGINNING OF PERIOD                               259,623        102,887
----------------------------------------------------------------------------------

 CASH AT END OF PERIOD                                 $    68,202    $   161,763
==================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)

 NINE MONTHS ENDED SEPTEMBER 30,                           2001         2000
--------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                        $   81,529   $  201,987

 NONCASH INVESTING AND FINANCING ACTIVITIES:

 During the nine months ended September 30, 2001 and 2000, the Company issued
   647,247 and 70,048 shares of stock for services and recorded expenses of $651,541 and $90,272, respectively.

 In April 2001, the Company issued 80,000 stock options for the acquisition of Explorespace.com, and recorded expenses of $67,055.

 In August 2001, the Company issued a warrant to purchase 25,000 shares of restricted common stock to acquire certain technology. The warrant was valued in accordance with FSAS 123 for a fair value of approximately $22,000.

 During the nine months ended September 30, 2001, the Company financed $17,310 of fixed asset purchases with capital leases.


================================================================================

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of SPACEDEV, INC. ("the Company") include the accounts of the Company and its wholly-owned subsidiary, Integrated Space Systems Inc. (ISS), and its inactive subsidiary, SpaceDev Australia. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 2, 2001 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001 or any future period, and the Company makes no representations related thereto.

         The accompanying condensed consolidated financial statements as of September 30, 2001 and 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $1,930,234 as of September 30, 2001, and incurred a net loss of $1,653,480 for the nine months then ended. These conditions raise "substantial" doubt about the Company's ability to continue as a going concern. During the third quarter 2001, management raised $20,000 through a private equity placement. Subsequent to September 2001, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

2.       REVENUE RECOGNITION

         In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB) worth approximately $5.0 million. On June 15, 2001, a contract modification was signed to add $600,000 to the contract for added scope, which brings the total contract value to $5.6 million. This contract represented 68% and 61% of the Company's revenue in 2001 and 2000, respectively. The contract will conclude on December 31, 2003. The payments on the contract are made on a monthly basis according to a preset payment schedule and resulted in billings in excess of costs incurred and estimated earnings of approximately $404,024 and $6,301 for the nine months ended September 30, 2001 and 2000, respectively. At December 31, 2000, the total cost estimated to complete the contract was approximately $6,461,000. As a result, the Company accrued a provision for an anticipated loss of approximately $861,000. As of March 31, 2001, the anticipated costs were reviewed and reduced to approximately $6,251,000 and the accrued loss was reduced to $651,000 to reflect this change. The decrease in costs was due to a reduction of costs to complete the contract. As the project is completed the loss is reduced as the costs become realized, the balance on the anticipated loss as of September 30, 2001 was $468,567. The Company is continuing to negotiate additional contract changes with the CHIPSat customer that would increase contract revenues. There is no certainty that we will be successful in these negotiations.

3.       OTHER ASSETS

         In June 2001, the Company entered into a consulting contract with an unrelated party. The contract called for the Company to pay the consultant 1,200,000 shares of common stock in installments over the following 12 months. On June 18, 2001, the Company issued 500,000 shares of common stock with a fair value of $455,000. During the quarter ended September 30, 2001, the Company recognized expense of $409,500 as a result of the Company's intent to terminate the agreement.

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


         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
         -----------------------------------------------------------------------------------
         (IN THOUSANDS)                    SMD           ISS                        Total
         -----------------------------------------------------------------------------------
         Net revenue from external
           customers                    $   1,090     $      75                   $   1,165
         Depreciation and
           amortization expense         $      43     $     176                   $     219
         Segment loss                   $    (447)    $    (119)                  $    (566)
                                        ====================================================


         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
         -----------------------------------------------------------------------------------
         (IN THOUSANDS)                    SMD           ISS                        Total
         -----------------------------------------------------------------------------------
         Net revenue from external
           customers                    $   2,326     $     317                   $   2,643
         Depreciation and
           amortization expense         $     106     $     550                   $     656
         Segment loss                   $  (1,332)    $    (321)                  $  (1,653)
                                        ====================================================

         Total segment assets           $   3,280     $     976                   $   4,256
         Less intersegment assets            (164)            -                        (164)
                                        ----------------------------------------------------
         Net segment assets             $   3,116     $     976                   $   4,092
                                        ====================================================



         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
         -----------------------------------------------------------------------------------
         (IN THOUSANDS)                    SMD           ISS                        Total
         -----------------------------------------------------------------------------------
         Net revenue from external
           customers                    $     753     $     389                   $   1,142
         Depreciation and
           amortization expense         $      30     $     176                   $     206
         Segment loss                   $      (4)    $     (10)                  $     (14)
                                        ====================================================

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
         -----------------------------------------------------------------------------------
         (IN THOUSANDS)                    SMD           ISS                        Total
         -----------------------------------------------------------------------------------
         Net revenue from external
           customers                    $   2,112     $     974                   $   3,086
         Depreciation and
           amortization expense         $      84     $     540                   $     624
         Segment profit (loss)          $      19     $    (223)                  $    (204)
                                        ====================================================
         Total segment assets           $   2,606     $   1,888                   $   4,494
         Less intersegment assets            (164)            -                        (164)
                                        ----------------------------------------------------
         Net segment assets             $   2,442     $   1,888                   $   4,330
                                        ====================================================

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

         In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to September 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 141 and 142 effective January 1, 2002. The expected effect of the implementation of these guidelines will be the reduction of operating losses, approximately $719,000 per year, due to goodwill not being amortized unless it becomes impaired.

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

OVERVIEW

         On February 7, 1998, the Company issued 2,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of Integrated Space System ("ISS"). ISS provides small hybrid propulsion space systems, engineering and technical services related to space-based systems, which consist primarily of launch vehicle integration. The fair value of the shares issued was $1.8125 per share, calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,625,000. The excess of the calculated purchase price of the approximately $164,000 of net assets acquired was capitalized as goodwill and is being amortized over sixty months.

On October 1, 1998, the Company acquired all of the shares of SIL in exchange for 1,000,000 restricted common shares of SpaceDev. By mutual and amicable agreement of both parties, this transaction was rescinded on December 17, 1999 through a Mutual Release and Rescission Agreement (the "Release Agreement"). During the time the Company held SIL as a subsidiary, it became the guarantor on a bank line of credit used to finance SIL's operations. Under terms of the Release Agreement, SIL agreed to apply 25% of the proceeds from each payment received on a specific contract until the bank loan was paid in full. Once the loan had been paid in full, the loan agreement was to be terminated, releasing the Company's guarantor obligation. At December 31, 1999, the outstanding balance on the bank line of credit was approximately $386,000, maturing on January 18, 2001 with interest at the bank's prime (8.5% at December 31, 1999) plus 1.25%. In 2000, the amount of the line guaranteed by the Company was paid and the loan agreement has been terminated.

         In November 1999, SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, the Company reviewed this position at year-end and determined that the total costs at the end of the program will exceed the likely revenue. As a result, the Company has accrued a loss of $861,000; this estimated loss was believed to be adequate to cover all possible contingencies through the life of the program. Included in the review was an expected increase of $600,000 to the contract value to reflect added scope. As of March 31, 2001, the anticipated costs were reviewed and reduced to approximately $6,251,000 and the accrued loss was reduced to $651,000 to reflect this change. The decrease in costs was due to a reduction of costs to complete the contract. As the project is completed the loss is reduced as the costs become realized, the balance on the anticipated loss as of September 30, 2001 was $468,567. On June 15, 2001, a contract modification was signed to add the $600,000 to the contract, which brought the total contract value to $5,595,868. The CHIPSat contract will conclude on December 31, 2003. Revenues for 2001 and 2002 are expected to be approximately, $2.5 million and $966,000, respectively. The payments on the contract are made on a monthly basis according to a preset payment schedule. The Company is currently negotiating with UCB for additional adjustments to the contract to further reduce the anticipated loss. There can be no guarantee that UCB will agree to additional adjustments.

         In July 2000, the Company was awarded two contracts from the Office of Space Launch of the National Reconnaissance Office for a total of approximately $800,000. These contracts were completed during the second quarter of 2001. This work was a continuation of a previous contract concerning the development of hybrid space propulsion technology.

         The Company announced on April 16, 2001 that it is part of a Boeing-led team that was awarded one of four $1 million contracts from NASA's Jet Propulsion Laboratory in Pasadena, California to study options for a potential Mars sample return mission in 2011. The contract runs from April through October 2001.

         In September 2001, the Company announced that it had been awarded a contract for a proprietary research program valued in excess of $1 million that could lead to a total value of $2.2 million. Although specific information about this new work cannot be released at this time do to the highly confidential and market-sensitive nature of the project, we expect the work to have a positive impact on revenues for both the fourth quarter of 2001 and first quarter of 2002. SpaceDev believes this new contract is indicative of an increased demand for its hybrid motor technology and expertise in the space industry.

RESULTS OF OPERATIONS

         Please refer to the consolidated financial statements, which are a part of this report for further information regarding the results of operations of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2001 -VS.- NINE MONTHS ENDED SEPTEMBER 30, 2000

         During the nine months ended September 30, 2001, the Company had net sales of $2,643,000 as compared to net sales of $3,086,000 for the same nine months in 2000. Sales in 2001 were comprised of $2,117,000 from the CHIPSat program, $228,000 from research and development performed for the Office of Space Launch ("OSL"), $204,000 from the Boeing Mars Sample Return and Mars Assent Vehicle projects, and $94,000 from all other programs. In 2000, there was $1,615,000 of sales from CHIPSat, $572,000 from OSL, $250,000 from the Boeing Company for a joint study of beyond Earth Orbit commercial missions and $649,000 from all other programs.

         During the nine months ended September 30, 2001, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $1,697,000 as compared to $1,759,000 in the same period in 2000. These changes were primarily due to reallocation of the loss on the CHIPSat program, as described under "Forward Looking Statements" below.

         The Company experienced an increase in general and administrative expenses and research and development expenses from $1,297,000 for the nine months ended September 30, 2000 to $2,361,000 for the same period ended September 30, 2001. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization, insurance, legal and accounting fees and other overhead. The increase was primarily attributable to the issuance of 500,000 shares of common stock to EMC Holdings Group, Inc. ("EMC") pursuant to a Consultant Agreement with the Company whereby EMC was retained to render certain advisory services to the Company in exchange for a total of 1,200,000 shares of the Company's common stock in three installments (the "Consultant Agreement"). EMC received the first installment on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was $455,000. Increases in general and administrative expenses also included $150,000 for the contingent liability due to Technical & General Guarantee Company Limited as referenced in Note 3 to the consolidated financial statements as well as stock options that had a value of $67,000 for the acquisition of Explorespace.com. The Company also expended $198,000 in research and development expenses during the nine months ended September 30, 2001, to build a prototype hybrid-propulsion-based orbital transfer vehicle, as compared to $0 in research and development expenses during the same period of 2000.

         Gross profit percentage for the nine months ended September 30, 2001 was 36% as compared to 43% for the same period in 2000. The decrease was due to higher margins on the OSL program, and the Boeing Lunar Orbiter Study last year. During the nine months ended September 30, 2001, the Company had a net loss of $1,653,000, compared to a net loss of $204,000 for the same period in 2000. The increase in the net loss was due to lower sales on the OSL project and from all other programs. In addition, the Company's operating expenses increased by $1,064,000. As indicated above, this increase was primarily attributable to stock issued to EMC, the note payable to T&G (see "Legal Proceedings" below), the stock options issued in the acquisition of Explorespace.com, and research and development costs.

THREE MONTHS ENDED SEPTEMBER 30, 2001-VS.- THREE MONTHS ENDED SEPTEMBER 30, 2000

         During the three months ended September 30, 2001, the Company had net sales of $1,165,000 as compared to net sales of $1,142,000 for the same three months in 2000. Sales in 2001 were comprised of $958,000 from the CHIPSat program, $29,000 from research and development performed for the Office of Space Launch ("OSL"), $113,000 from the Boeing Mars Sample Return and Mars Assent Vehicle projects and $65,000 from all other programs. During the same period for 2000, there was $564,000 of sales from CHIPSat, a $138,000 study contract with The Boeing Company, $257,000 from OSL and $183,000 from all other programs.

         During the three months ended September 30, 2001, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $793,000 and $737,000 in the same period in 2000. These changes were primarily due to an increase in revenue on the CHIPSat program.

         The Company experienced an increase in general and administrative expenses from $328,000 for the three months ended September 30, 2000 to $867,000 for the same period ended September 30, 2001. The increase was primarily attributable to the issuance of 500,000 shares of common stock to EMC. EMC received the first installment of shares under the Consultant Agreement on June 26, 2001 total expense for the initial stock issuance for the three months ended September 30, 2001 was $409,500.

         Gross profit percentage in third quarter 2001 was 32% as compared to 35% for the same period in 2000. During the three months ended September 30, 2001, the Company had a net loss of $566,000 compared to a net loss of $14,000 for the same period in 2000. The increase in the net loss was due to higher margins on the OSL project last year, and lower sales on all other programs this year. In addition, the Company's operating expenses increased during the third quarter 2001 by $539,000. As indicated above, this increase was primarily attributable to stock issued to EMC.

         There were no research and development expenses for the three-month periods ended September 30, 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 2000 financial position raises "substantial" doubt about its ability to continue as a going concern. Management believes that this condition remains at September 30, 2001. The Company's opportunity to continue as a going concern depends upon our ability to consummate additional funding and new profitable business. This funding can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

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

         Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,751,000 consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $325,000 during 2001, from $2,426,000 at December 31, 2000 to $2,751,000 at September 30, 2000

         Please refer to the consolidated financial statements, which are a part of this report for further information regarding the liquidity and capital resources of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2001-VS.- NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net decrease in cash during the nine months ending September 30, 2001 was $191,000, compared to a net increase of $59,000 for the nine months ended September 30, 2000. Net cash used by operating activities totaled ($114,000) for the nine months ended September 30, 2001, a decrease of $534,000 as compared to $420,000 provided by operating activities during the nine months ended September 30, 2000. This is attributable primarily to decreased sales volume, a reduction of gross margins on the OSL program and an increase in general and administrative expenses.

         Net cash used in investing activities totaled ($51,000) for the nine months ended September 30, 2001, compared to ($33,000) used during the nine months ended September 30, 2000, an increase in cash used of $18,000. This difference is attributable to an increase in the purchase of fixed assets.

         Net cash used in financing activities totaled ($27,000) for the nine-month period ended September 30, 2001; a decrease of $301,000 from the ($328,000) used by financing activities during the nine-month period ending September 30, 2000. This decrease is attributable to paying the line of credit in 2000 and $120,000 of proceeds from the sale of common stock in 2001.

         At September 30, 2001, the Company's cash, which includes cash reserves and cash available for investment, was $68,000 as compared to $162,000 at September 30, 2000, an decrease of $94,000. At September 30, 2001, the Company had accounts receivable of $365,000 and accounts payable and accrued expenses of $763,000.

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

         During the years ended December 31, 2000 and December 31, 1999 and the nine months ended September 30, 2001, the Company raised approximately $710,000 (including proceeds of $360,000 from the state-registered 504 Colorado offering) through private sales of stock. To execute the Company's total strategy of small, capable, low-cost micro satellites, hybrid propulsion products and new commercial revenue sources, the Company requires significant funding. The current estimate is over $20 million, which could come from a combination of private or public equity placements, commercial project financing and government program funding. At this time, the Company does not have a commitment from any placement agent or underwriter to implement any additional public offering or from any government agency to obtain significant additional program funding for its products.

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

         The Company will receive fixed compensation on the CHIPSat project in a total amount of $5,595,868, of which about $2.1 million was generated in 2000. The fixed price will be paid in increments over the term of the contract. As we reported on our annual report on Form 10-KSB, the Company reviewed this position in 2000. Included in the review was an expected increase of $600,000 in the contract value to reflect added scope. Based on its review, the Company determined that the total costs at the end of the program will exceed the likely revenue. As a result, the Company accrued a loss of $861,000; we believe that this action covers all possible contingencies through the life of the program. As of March 31, 2001, the anticipated costs were reviewed and reduced to approximately $6,251,000 and the accrued loss was reduced to $651,000 to reflect this change. The decrease in costs was due to a reduction of costs to complete the contract. The $600,000 increase in value was approved on June 15, 2001. As the project is completed, the loss is reduced as costs become realized. The balance on the anticipated loss as of June 30, 2001 was $565,410. The Company is currently in negotiations with UCB to increase the contract price for CHIPSat, and, although there can be no guarantee of the amendment, the Company anticipates that an increase will be approved during the fourth quarter of 2001.

         As of September 30, 2001, the Company's backlog of business was approximately $3.1 million, as opposed to approximately $2.7 million as of June 30, 2001, and $4.6 as of September 2000. To date in 2001, the Company has added about $2.7 million in new business including $1.6 million related to the recent contract win, an increase of $600,000 in the CHIPSat small satellite project and almost $200,000 in additional California grant funds and $250,000 from the Boeing Mars Sample Return program. The Company is also in negotiations for an additional increase in the CHIPSat small satellite project.

         Our business partially depends on activities regulated by various agencies and departments of the U.S. government and other companies that rely on the government. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. Conversely, because of the nature of our products, there may be opportunities for the Company to offer solutions to the government that may address some of the problems that the country faces at this time.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In March 1999, SIL, a then subsidiary of SpaceDev, won a contract to build the satellite bus (structural chassis and some avionics) for an Australian domestic spacecraft project, FedSat. SIL was to deliver the bus to the Cooperative Research Center for Satellite Systems ("CRCSS") in early 2000, and FedSat was intended to be launched as a secondary or "piggyback" satellite on a National Space Development Agency of Japan ("NASDA") H-IIA rocket in November 2000. In connection with the CRCSS agreement, SIL was required to provide a performance bond and, as SIL's parent corporation, SpaceDev obtained a performance bond from Technical & General Guarantee Company Limited, an English company ("T&G"). In conjunction with that guarantee, SpaceDev was required to enter into a Deed of Counter Indemnity with T&G providing for the indemnification of T&G against any losses, costs, damages, expenses and demands arising out of SIL's actual and contingent liability under the performance bond.

         On December 17, 1999, the Company's Board of Directors entered into a Mutual Release and Rescission of Agreement (Release Agreement) to rescind the original acquisition of SIL, effective October 1, 1998. SIL has since filed for bankruptcy under the laws of England. On or about September 5, 2000, SpaceDev received a demand from T&G under the Deed of Counter Indemnity for $300,000 Australian Dollars (approximately $154,000 United States Dollars) based on SIL's alleged failure to perform under the contract. SpaceDev is in the process of investigating the claim(s) made against the performance bond upon which this demand is being made. The Company is in discussions with representatives of T&G concerning this matter and is of the opinion that it is likely that the Company will be held liable for a portion or all of the this claim. Any requirement that the Company pay the claim in a lump sum payment would have a material adverse effect on the Company's financial condition.

         Due to fundamental misunderstandings and disagreements between the Company and EMC, on November 2, 2001 the Company exercised its option to cancel the Consultant Agreement and Financial Services Agreement with EMC. The second installment of 400,000 shares which would have been due to EMC under the Consultant Agreement was not issued pursuant to extension of the due date to November 18, 2001. The extension had been mutually agreed upon for the express purpose of allowing the parties to discuss possible revisions to the terms of the Consultant Agreement. Pursuant to a demand for arbitration filed on November 7, 2001, the Company is seeking rescission of the agreements and the return of all or a portion of the shares issued to EMC in its first installment of 500,000 shares on June 26, 2001.

ITEM 2. CHANGES IN SECURITIES

         Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 10,000 shares each to Robert Walker, Howell M. Estes, III, and Curt Dean Blake for their attendance at the Board of Directors meeting held on July 20, 2001. These options were issued with an exercise price of $0.9540 per share (based on the five-day average closing price of the Company's common stock on the date of grant) and will expire on the five-year anniversary date of the date of grant.

         On August 14, 2001, the Company entered into an employment agreement with Assi Friedman, pursuant to which he received an option to purchase up to 18,000 shares of the Company's common stock at a purchase price of $0.8655. Mr. Friedman's options vest as follows; 3,000 on February 28, 2002, 3,000 on August 28, 2002, 3,000 on February 28, 2003, 3,000 on August 28, 2003, 3,000 on
February 28, 2004 and finally 3,000 on August 28, 2004.

         On August 27, 2001, the Company issued options to purchase a total of 53,000 shares of its common stock to certain of its employees pursuant to a policy adopted by the Board of Directors on July 1, 1999 for annual employee performance reviews and the award of Annual Incentive Stock Options. All options issued pursuant to this policy are issued at the five-day average closing price of the company's common stock on the Board previously approved Over-The-Counter Bulletin Board ("OTCBB"), or $0.8609 per share. All options issued pursuant to this policy will vest one-third of the options on the anniversary of the date of grant and, with the exception of options issued to James W. Benson, will expire after six years. The options issued and the employees awards are as follows:

                    John Bodle               3,000
                    Chris Grainger           3,000
                    Frank Macklin            3,000
                    Michael Veno             3,000
                    Robert Davis             3,000
                    Simon Dawson             3,500
                    Jeffrey Janicik          5,000
                    Katie McNeil-Longacre    3,000
                    Garnet Parker            3,000
                    Jonathan Wolff           3,500
                    Charles Lloyd           10,000
                    James Benson*           10,000

* Mr. Benson's options were issued at the exercise price of $.9469 (110% of the option price) with an expiration date of August 27, 2006, pursuant to Section 422(c)(5) of the Internal Revenue Code, which requires incentive stock options issued to 10% or more shareholders to be issued at 110% of fair market value with an expiration date of not more than five (5) years form the grant date.

         All of the above options were issued pursuant to the Company's Form S-8 Registration Statement for its Employee Stock Option Plan of 1999.

         On August 11, 2001, the Company issued a warrant to purchase 25,000 shares of restricted common stock pursuant to its agreement to acquire the AMROC hybrid motor technology. The exercise price of the warrant is $.877, based on the five-day average closing price of the Company's common stock on the date of grant. The warrant was issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

           On August 24, 2001, the Company issued stock awards to certain of its employees working on the CHIPSat project as follows:

                    Jeffrey L. Janicik      23,000
                    Jonathan M. Wolff       18,000
                    Robert Davis            13,000
                    Simon Dawson            11,000
                    Allen Newcomb            7,000
                    Ken Rubio                6,000
                    Calvin Lindsay           2,000

         The stock awards were made pursuant to the Company's Stock Option Plan of 1999, currently registered on Form S-8.

         On September 18, 2001, the Company issued 23,419 shares of common stock and warrants to purchase an additional 23,419 shares of common stock at an exercise price of $0.854 per share to an individual investor in exchange for an investment of $20,000. This purchase was made as a part of an accredited investor only, private placement transaction under Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.
         -----------

         None.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed with the Commission on July 19, 2001 under Item 5 (other events) disclosing the Company's agreements with EMC Holdings Corporation for financial advisory and consulting services and the issuance of 500,000 shares of the Company's common stock to EMC Holdings Corporation in connection therewith.

         A Current Report on Form 8-K/A was filed with the Commission on July 25, 2001 under Item 5 (other events) announcing the results of votes taken at the Company's 2001 Annual Meeting of Shareholders, correcting certain disclosure items in the Company's Proxy Statement on Schedule 14A and announcing the resignation of the Company's President.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPACEDEV, INC.
                                       Registrant



Dated: November 13, 2001               /s/ James W. Benson
                                       -----------------------------------------
                                       James W. Benson
                                       Chief Executive Officer



Dated: November 13, 2001               /s/ Charles H. Lloyd
                                       -----------------------------------------
                                       Charles H. Lloyd
                                       Chief Operations Officer and
                                       Chief Financial Officer