Form 10KSB
period 2001-12-31
SPACEDEV INC
filed 2002-03-29
CIK 1031833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

         Yes [X]           No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $4,099,094

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 15, 2002 was $7,705,142, based on the last sale price of $0.52 as reported by the NASD Over the Counter Bulletin Board.

As of March 15, 2002, Registrant had outstanding 14,817,580 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

                                TABLE OF CONTENTS

PART I
------


ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

   BACKGROUND..................................................................1
   THE COMPANY.................................................................5
   VISION STATEMENT............................................................6
   BUSINESS PLAN AND COMPANY STRATEGY..........................................7
   PRODUCTS AND SERVICES.......................................................8
   MARKET STRATEGIES..........................................................15
   COMPETITION................................................................16
   REGULATION.................................................................17
   EMPLOYEES..................................................................18
   INTELLECTUAL PROPERTY......................................................19

ITEM 2.  DESCRIPTION OF PROPERTY..............................................19

ITEM 3.  LEGAL PROCEEDINGS....................................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................21

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............22

   MARKET INFORMATION.........................................................22
   HOLDERS....................................................................22
   DIVIDENDS..................................................................22

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................22

ITEM 7.  FINANCIAL STATEMENTS.................................................31

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........................31

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................32

ITEM 10. EXECUTIVE COMPENSATION...............................................36

   REMUNERATION PAID TO EXECUTIVES............................................36
   REMUNERATION PAID TO DIRECTORS.............................................37
   EMPLOYMENT AGREEMENTS......................................................38
   EMPLOYEE BENEFITS..........................................................39

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......39

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................40

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................42

SIGNATURES.....................................................................1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

         Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions by or against us, including, but not limited to, the litigation that has been filed by and against EMC Holdings Corporation; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market are products.

         Given these uncertainties, investors are cautioned not to place too much weight on such statements. We are not currently obligated to update these forward-looking statements.

BACKGROUND

         SpaceDev Inc. (the "Company" or "SpaceDev") was founded to be a leader in commercial "Space Exploration". We believe in order to unlock the revenue generating potential of space the industry will need to develop new practical ways to make space exploration and development profitable. Since its inception, we have sought to make SpaceDev the first company to successfully define, implement and execute profitable commercial, low-cost space missions e.g. robotic missions to the Moon and beyond, and to create safe, clean and affordable space propulsion system products to reduce the cost of access to space.

         SpaceDev is driven by the following four principles:

         o Brand SpaceDev as the market leader in bold, new practical and profitable ways of commercial space exploration and development;
         o Produce highly profitable, capable and affordable space missions, space products and space services for commercial and government customers and markets;
         o Leverage our successes to create a greater market for SpaceDev products and services by applying a "microcomputer way of thinking" in the creation of a standards-based value chain of newer, smaller, lower cost space technologies; and

         o Create and build new commercial space markets with strategic partners and investors.

         SpaceDev has two primary lines of space products: (i) unmanned earth-orbiting micro-satellites, unmanned deep space micro-spacecraft and micro-satellite subsystems as well as software systems; and (ii) Space propulsion systems using clean, safe hybrid rocket motor technology These products are being marketed and sold into domestic and international government and commercial markets.

         In addition to the space hardware business, we are working with partners to create new markets that, over the next five to ten years, can generate significant new space-related service, media, tourism and commercial revenue streams well beyond the value of the space hardware that it builds. While we cannot predict the extent to which we can accomplish this goal with certainty, we are currently focused on:

         o Selling micro-satellites subsystems and micro-propulsion products;
         o Developing unique enabling technology for the sub-orbital manned space plane tourism market through strategic partnerships; and
         o Creating a new unmanned Beyond Earth Orbit commercial market with spacecraft derived from the work done for JPL on the Mars Micro-Mission contract.

         SpaceDev was organized under the laws of the State of Colorado on December 23, 1996. It became a publicly traded company in October 1997 and is trading on the Nasdaq OTCBB under the symbol of "SPDV."

         In February 1998, the Company acquired Integrated Space Systems ("ISS"), in San Diego. ISS was fully integrated into SpaceDev. Most of the ISS employees were former launch vehicle engineers and managers who worked for General Dynamics (which was acquired by Martin-Marietta) in San Diego. At SpaceDev they primarily develop products based on hybrid rocket motor technology. With the acquisition of ISS, SpaceDev's employee base increased to twenty (20) employees in February 1998. On November 15, 2001, management determined that the un-amortized balance of goodwill from the ISS acquisition, which was approximately $923,000, became impaired and was written off. This action was taken primarily because the Company decided to exit the engineering services business.

         In August 1998, SpaceDev acquired the patents and intellectual property produced by American Rocket Company ("AMROC"), which has since gone out of business. AMROC specialized in hybrid rocket technology (solid fuel plus liquid oxidizer) for small sounding rockets and launch vehicles. AMROC's purpose and sole focus was to design, build and test hybrid rocket motors with the intention of producing commercial hybrid sounding rockets and launch vehicles. Dozens of hybrid motors were built, and hundreds of test firings were conducted by AMROC. The acquisition of such data has had a positive effect on SpaceDev operations, providing access to a very large cache of potentially valuable hybrid rocket documents, designs and test results that have in part been used in SpaceDev rocket motor contracts and products.

         The Company's initial business plan was centered on an asteroid prospector mission known as the Near Earth Asteroid Prospector ("NEAP") mission. NEAP was modeled after NASA's successful Near Earth Asteroid Rendezvous ("NEAR") mission to the degree that NASA formally recognized it as a commercial Mission of Opportunity. This was significant because Missions of Opportunity had never been included in NASA's Discovery program. Missions of Opportunity are missions to be flown by entities other than NASA on which there is room for one or more additional experiments. In the past, it had been assumed by NASA that Missions of Opportunity would be government missions of other countries.

         By 1998, our core team had refined the definition of the NEAP mission. Launch of NEAP was planned for late 2001, with a rendezvous at the near-Earth asteroid Nereus in mid-2002. However, due to program delays, the mission is being reprogrammed to another accessible target asteroid and a launch date is not planned at this time. The reprogramming is primarily the result of schedule slips as a result of launch vehicle readiness, funding delays, and/or priority changes. Although multiple back-up targets are available, due to the number of factors involved and the Company's need for commercial or government revenue, there can be no guaranteed assurance that NEAP will ever be launched. In order to accomplish the launch of NEAP, we will require commercial or government revenue in the form of sales, and there can be no guarantee that we will be able to obtain sales sufficient to support the mission.

         In late 1998, we began bidding on and winning government-sponsored research and development ("R&D") contracts, which were directly related to our strategic commercial space interests. The Company competed with seven other industry teams to performed a mission and spacecraft feasibility assessment study for the proposed 200-kg Mars MicroMissions and was one of five firms selected by NASA's Jet Propulsion Laboratory ("JPL"). The final report was delivered to JPL in March 1999 and we are now able to offer lunar and Mars commercial deep-space missions based on this highly innovative space system design. For more information see "PRODUCTS AND SERVICES - Micro Spacecraft Products and Missions" below.

         In mid-1999, ISS competitively won an R&D contract from the National Reconnaissance Office ("NRO") to study a family of very small, hybrid-based "micro" kick-motors for small-satellite orbital transfer applications. This contract was successfully completed, and we were subsequently awarded several other study contracts with the NRO, which have also been successfully completed.

         In November 1999, SpaceDev was awarded a US $4,995,868 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first mission of NASA's low-cost University-Class Explorer ("UNEX") series to be approved for the implementation phase. Due to additional NASA and customer reviews, additional work and schedule extensions, the CHIPSat contract award was increased by $600,000 on June 15, 2001 and again by $1,200,000 on November 28, 2001, bringing the total contract value to approximately $6,800,000. Launch of CHIPSat is now expected to take place in late 2002. The CHIPSat program generated $2,050,547 of revenue in 2000 and $3,163,000 of revenue in 2001. For more information on CHIPSat, see "PRODUCTS AND SERVICES - Micro Spacecraft Products and Missions" below.

         On February 1, 2000, we announced that the Company had teamed with Boeing to investigate opportunities of mutual interest in the commercial deep-space arena. For more information see "PRODUCTS AND SERVICES - Micro Spacecraft Products and Missions" below. Various projects were reviewed, and SpaceDev is now responsible to find funding for these programs. We are working with various companies and consultants to assist us in obtaining the sponsorships, media contracts and science data revenue to implement one of these projects.

         On March 22, 2000, we received notification from the California Spaceport Authority and the California Space and Technology Alliance ("CSTA") that SpaceDev had been awarded a grant of $105,000 to be used for test firing SpaceDev hybrid rocket motors. California's Western Commercial Space Center also awarded SpaceDev a $200,000 grant to help build-out and equip its satellite and space vehicle manufacturing facilities. These facilities were completed in January 2001.

         In July 2000, the NRO granted SpaceDev two separate, follow-on competitive awards of $400,000 each for further hybrid rocket engine design, test, evaluation, and development. SpaceDev's work for the NRO has helped fund two innovative hybrid rocket motor products:

         o a family of small versatile orbital maneuvering and transfer vehicles ("MTVs") using clean, safe hybrid rocket propulsion technology, and
         o a flight-ready prototype hybrid propulsion module for a 50-kg class micro-satellite.

As outlined above, these contracts have been successfully completed.

         In January 2001, SpaceDev Australia Limited was formed for the purpose of creating a strategic alliance between SpaceDev and Space Projects Australia Limited, an Australian business entity formed to create an Australian owned spaceport. In February 2001, the Company filed a prospectus with the Australian Securities and Investments Commission (ASIC) to publicly raise AUS $8 million. The purpose of the alliance was to expand commercial space projects in Australia and Asia

         On April 16, 2001, ASIC placed a final stop order on the prospectus. ASIC held two hearings regarding the prospectus, in which it raised concerns regarding the relationship of Registrant to Space Projects Australia, Ltd (SPA), and the division of funds raised in the offering between the two entities. In addition, ASIC voiced concerns regarding the use of forecasts and projections prepared on behalf of SpaceDev Australia, Ltd, which were prepared by management and reviewed by an outside accountant for use in the offering. The use of forecasts became more limited under regulations adopted by ASIC in early 2001. We have decided to place plans for SpaceDev Australia on hold for the near term, but remain optimistic about the potential of the Asian market.

         In September 2001, we were awarded a contract for a proprietary research program valued in excess of $1 million. As a part of that program, we will compete with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at a total $2.2 million. We believe that the award could lead to a long-term market for our hybrid propulsion technology if we are successfull in winning the contract. Due to the highly competitive, confidential and market-sensitive nature of the contract, we are unable to release more detailed information on the project until the contract has been awarded in full. However, we do believe this new contract is indicative of an increased demand for our hybrid motor technology and expertise in the space industry, and expect the initial work to have a positive impact on revenues for the first quarter of 2002. Work on this project generated $328,083 in revenues during the fourth quarter of 2001.

THE COMPANY

         SpaceDev was founded to be a leader in "making commercial space happen" in the New Millennium. We believe that space will only "happen" as additional practical ways are found to make a new and wider variety of space activities profitable. We believe that the more SpaceDev is oriented toward smaller, innovative, affordable commercial space products, the better it can deliver a higher value to its customers and shareholders.

         In order to implement our business plan, we intend to use common commercial business practices at SpaceDev whenever possible, rather than the government-driven processes that dominate the space industry. For instance, we will submit fixed-priced bids, as opposed to the traditional methods of government contracting where bids are often submitted on cost plus fixed fee or time and materials bases, wherever possible. As an example, the CHIPSat project is based on a commercial-type contract with no FAR (Federal Acquisition Regulations) clauses, even though NASA funds the University's CHIPS project through the auspices of the historic NASA Explorers Program. However, as we will continue to submit bids directly to government agencies in order to supplement our operations, we may be forced to continue to bid those contracts on a non-fixed price basis.

         In addition to using a commercial approach in our bid-submission process, we seek to avoid "re-inventing the wheel" on each project and instead intend to rely on our own and existing technologies, used in new standardized combinations. Existing technologies include products that are readily available to support space flight missions, such as catalog-type components, where the vendor offers a product (or products) built to known specifications with standard available interfaces. Traditionally, technologies needed to support space missions may have required significant dollar and time investment, thereby increasing the overall cost. These technologies are associated with higher risk, higher development costs, higher maintenance costs, and longer schedule development - whereas the use of existing technologies serves to reduce cost, schedule, and most importantly, operational risk since these technologies already have a proven track record.

         Our corporate goal is to increase the intrinsic value of the Company by providing proprietary, reliable, low-cost access to space through innovative solutions currently lacking in the marketplace - low cost space-mission solutions involving micro-satellites (generally less than 250 kg) and even smaller satellites (less than 50 kg). We intend to define and market proprietary missions and spacecraft based on open standards. "Open-standard" is a term used to describe standard hardware or software and their interfaces such as found in personal computers and operating systems, but applied to small spacecraft. Open standards often result in less expensive products because, being "open," they can be produced in larger quantities by a variety of competing sources, as opposed to proprietary standards that are often available only from limited sources.

         Our approach is to provide smaller spacecraft - generally 250 kg mass and less - and compatible small hybrid propulsion space systems to a growing market of commercial, international, and government customers. The small spacecraft market is supported by the evolution and enabling of microelectronics, common hardware & software interface standards, and smaller launch vehicles. Reduction of the size and mass of traditional spacecraft electronics (i.e., black boxes) has allowed overall spacecraft size, mass, and volume to be reduced over the past 10 to 15 years. For example, SpaceDev's HPX flight computer takes up only 24 cubic inches compared to a competitor that requires about 63 cubic inches. Our flight computer provides 300 million instructions per second ("MIPS") of processing power compared to 10 MIPS for our competitor. A direct example of the small spacecraft market is evidenced by smaller lower cost launch vehicles (i.e., rockets) that were not available ten years ago - specifically, launch vehicles such as Pegasus, Taurus, Athena-I, Athena-II, and Minotaur. These launch vehicles are significantly smaller than traditional Titan, Delta, and Atlas classes of launch vehicles, and have been developed specifically to accommodate the smaller spacecraft market (i.e., less than 1,000 kg weight class).

         All prior beyond earth orbit and deep space missions to date - U.S. and foreign - have been government-defined, government funded and relatively expensive. At the beginning of the space age, all satellites were launched and operated by governments. After the first commercial communications satellite was put into service, the private sector became actively involved in designing, launching and operating communications satellites. Following this trend is the space telecommunications sector that began decades ago, and more recently, the space remote-sensing sector (e.g., DigitalGlobe, and Space Imaging) - consisting of satellites that gather data about weather, crops, terrain elevations, temperatures, etc.

         Key to our strategy is a strong focus on smaller, capable, affordable satellites and propulsion systems addressing the deep space and Earth-orbiting markets. Smaller satellites are also a key element of enabling lower cost Earth-orbiting missions, for which demand is increasing from both the government and commercial sectors. NASA has several earth-orbiting programs, including New Millennium EO-1, SMEX, NPOESS, ESSP, UNEX, and UNESS. NASA's UNEX program consists of missions in which satellite, experiment, mission development, launch service, mission operations and data analysis costs are limited to $14 million total cost to NASA. The high-performance CHIPSat satellite built by SpaceDev, and delivered to UCB in December 2001, is the first in the UNEX program. Analogous to the computer field, such small satellites are often called "microsatellites" or "micro-spacecraft," with their associated "micromissions."

         Another key aspect of our strategy is to develop new commercial markets through the application of smaller satellite and propulsion technologies. The ability to streamline business practices, e.g. doing tasks cheaper and simpler, can be applied to new commercial areas such as the beyond earth orbit and sub-orbital space tourism markets. Although the Company believes these markets are viable, there are business risks involved in entering the markets, and the funding to develop these markets is not yet in place and may never be obtained.

VISION STATEMENT

         SpaceDev remains true to the vision established in 1997. Specifically, we are driven by the following four principles:

         o Brand SpaceDev as the market leader in bold, new practical and profitable ways of commercial space exploration and development;
         o Produce highly profitable, capable and affordable space missions, space products and space services for commercial and government customers and markets;
         o Leverage our success to create a greater market for SpaceDev products and services by creating a standards-based value chain of newer, smaller, lower cost space technologies; and
         o Create and build new commercial space markets with strategic partners and investors.

BUSINESS PLAN AND COMPANY STRATEGY

         The SpaceDev strategy is based on the belief that advancements in technology and the application of standard processes will make access to space much more practical and affordable. We believe these factors will cause growth in certain areas of space commerce and will create new space markets and increased demand for our products.

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

         o Bid win and leverage government programs to fund SpaceDev Research and Development (R&D) and product development;

         o Integrate our smaller, low cost commercial spacecraft and hybrid space transportation systems to provide one-stop turnkey payload and/or data delivery services to target customers. The application of these products onto various launch vehicles offers integrated on-orbit data delivery systems and solutions; and

         o Apply our lower cost space products to new applications and to create new users, new markets and new revenue streams. In conjunction with partners and investors, produce and fly commercial missions throughout the inner solar system and be "first to market" in the commercial beyond earth orbit "space." Also, join or establish a team to build a safe, affordable sub-orbital, man-rated space plane to help initiate the space tourism business.

         We are implementing a strategic thrust to be perceived and regarded as an experienced and reliable provider of small-satellite launch-integration services. This allows the Company to identify launch opportunities (whether on U.S. or foreign launchers), conceive and evaluate small-satellite designs matched with those opportunities and to support the design, development, test, integration, launch and operations of these satellites. We intend to offer end-to-end business solutions, including micro spacecraft, small space propulsion systems, affordable launch opportunities and launch integration services. Launch integration services are the engineering tasks needed to insure that the satellite fits on and is technically compatible with the selected launch vehicle. This is an important part of our small-space strategy.

         Our customers come from a variety of different markets, but they will all have the common requirement for low cost small-space systems. That is the "market niche" that we intend to fill. Customer requirements will emanate from various needs. Some customers, such as entertainment or Internet content companies, may want a small satellite to deliver pictures or streaming video from outer space that can be integrated into theme parks or Internet sites. Some customers, such as foreign countries, may want to buy small satellites commercially to be a delivery system for their science instruments as they explore the inner solar system. Customers such as NASA may want to buy small satellites as a part of their traditional programs or perhaps buy data from the satellites on a commercial basis. While other customers, such as universities, may want to buy satellites as a delivery system for experiments designed by students and faculty. Finally, some customers, such as the Air Force or the NRO may want to buy our products to test new technologies in space--sometimes procured in a traditional manner and sometimes commercially.

         The Company's preferred space-mission implementation approach has the following attributes:

         o SpaceDev offers products and services from a "catalog," rather than designs responding to government-supplied specifications.
         o SpaceDev focuses on "Small Space," involving turnkey mission solutions and application of proven commercial business practices such as offering launch and mission space insurance options, competitive pricing and creative billing arrangements as part of our commercial space mission packages.
         o SpaceDev uses relatively simple, rather than complex and bulky, programmatic and technical solutions.

         We believe that this business model emphasizing smaller satellites, commercial approaches, technological simplicity, architectural and interface standardization and horizontal integration ("whole product") provides the following advantages:

         o It enables small-space customers to contract for end-to-end mission solutions, reducing the need for and complexity of finding other contractors for different project tasks.
         o It lowers total project costs and therefore provides greater value and increases return on investment for SpaceDev and its customers.
         o        It creates barriers to entry and competition from competitors.

         Though we prefer to define and execute complete space missions for clients, we also offer customers space-delivery services (for customer-supplied science or technology demonstration payloads); integration and launch services (for a customer-supplied spacecraft); space hardware from commercial price lists (for customer spacecraft); and science-instrument or technology-demonstration data-set products (from SpaceDev-supplied payloads). Data sets are end-item products (e.g., data, photographs) that consist of the results of a science experiment or technology demonstration, and are used to generate new scientific knowledge or to describe performance results when new technology is being tested in space. These features of the Company's business approach place it more into the template that existed during the early days of the microcomputer technical revolution rather than into the classical patterns of the existing government-dominated, limited-profit margin, aerospace industry.

PRODUCTS AND SERVICES

         We believe that the more SpaceDev is oriented toward smaller, innovative, affordable commercial space products, the better it can deliver rapid growth and a higher value to its customers and shareholders. We currently have two primary lines of space hardware on which we are building a sound foundation for a profitable, cash generating business:

         o Unmanned earth-orbiting micro-satellites, unmanned deep space micro-spacecraft and micro-satellite subsystems and software systems; and

         o Space propulsion systems using clean, safe hybrid rocket motor technology

These products are being marketed and sold into domestic and international government as well as commercial markets.

         In addition to the space hardware business, we are working with partners to create new markets that in the intermediate term can generate significant, new space-related service, media, tourism and commercial revenue streams well beyond the value of the space hardware that we currently build. While we cannot predict the extent to which we can accomplish this goal with certainty, we are currently focusing on three markets:

         o Selling micro-satellites subsystems and micro-propulsion products to provide integrated on-orbit data delivery systems and solutions for government and commercial small payload customers;
         o Working with industry-leading partners to develop unique enabling technology for the potentially very large sub-orbital manned space plane tourism market; and
         o Creating a new unmanned Beyond Earth Orbit commercial market with spacecraft derived from our NASA JPL Mars MicroMission mission design contract.

As a natural outgrowth of our existing products and services, we are also beginning to develop new commercial revenue generating business derived from our technology. See "New Business Derived From Existing Technology" below.

         Our business is not seasonal to any significant extent; however, because it is a commercial concern, our business follows normal industry trends such as increased demand during bullish economic periods, or slow-downs in demand during recessionary periods.

MICRO SPACECRAFT PRODUCTS AND MISSIONS

         SpaceDev offers commercial, standards-based turnkey spacecraft missions and products for sale to a variety of customers (U.S. government agencies, other countries, universities, corporations, consortia, individuals, etc.). We have three primary lines of spacecraft products--unmanned deep space micro-satellite products and missions, unmanned earth-orbiting micro-satellite products and missions as well as micro-satellite components and software systems. These were the product lines for which SpaceDev was originally formed, particularly in the deep-space arena. The spacecraft are small satellites, generally less than 250 kg, compared to large commercial communications satellites that can weigh over 5,000 kg.

          Space missions consist of the overall effort, including the design of the mission and its science, commerce or technology demonstration goals, the design of an appropriate space vehicle (satellite or spacecraft), construction and testing of the spacecraft, integration of one or more payloads (instruments, experiments or technologies) into the spacecraft, integration of the spacecraft onto the launch vehicle (rocket), the launch, and the mission control and operations during the life of the mission. Missions can orbit the earth, travel to another planetary body, or cruise through space taking measurements and transmitting valuable data back to Earth. We also offer satellites to customers who do not desire the total mission service.

         DEEP-SPACE MICRO-SATELLITE PRODUCTS AND MISSIONS

         In December 1998, a SpaceDev led team was awarded a contract by NASA's Jet Propulsion Laboratory ("JPL") to assess the feasibility of sending MicroMissions to Mars for less than US $50 million total mission cost. Micro-missions are generally in the few hundred kilogram mass range, and were popularized by NASA studies in their search for ways to comply with NASA headquarters' admonitions for missions to be "faster, better and cheaper." These missions would cost approximately one-third to one-fifth of recent Mars-mission costs. An extensive final report was submitted by SpaceDev to JPL the following March. This work formed the basis for redefining our proposed NEAP mission to be smaller and lower cost than the previous baseline, and also prompted us to offer low-cost commercial lunar orbiter and Mars probe-carrier missions employing a similar design.

         On February 1, 2000, we announced that SpaceDev had teamed with Boeing to investigate opportunities of mutual interest in the commercial deep-space arena. The purpose of the agreement is to investigate a variety of small, low-cost, deep space mission initiatives formulated by SpaceDev that are based on SpaceDev's commercial micro-mission work. During 2000, technical and corporate staff from Boeing and SpaceDev further refined and advanced SpaceDev's concept of commercial missions to the Moon, Mars and near-Earth asteroids, involving micro-spacecraft of 250 kg mass. The effort also included a global assessment of the market potential for such missions, and a technical and programmatic assessment of lower cost launch vehicle options for such missions. We are now in the process of marketing a Lunar Orbiter Mission to sponsors and customers. To date, we have not been successful in securing the funding needed to proceed with this project.

         On February 9, 2001, the Company purchased all rights to the name "ExploreSpace" and the Website www.explorespace.com in exchange for options to purchase a total of 80,000 common shares of SpaceDev for $1.00 per share in an isolated transaction under section 4(2) of the Securities Act. We have obtained a registered trademark on the name and plan to use both the name and the website in conjunction with the Lunar Orbiter Mission. There can be no assurance that we will be able to obtain the sponsorship or funding necessary to complete the Lunar Orbiter Mission.

         EARTH-ORBITING MICRO-SATELLITE PRODUCTS AND MISSIONS

         A natural by-product of SpaceDev's focus on small, affordable spacecraft for commercial deep-space missions is the in-house capability to design, build, market and sell similar concepts for Earth-orbiting applications.

         In November 1999, the Space Missions Division was awarded a turnkey mission contract by SSL at the University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL's Dr. Mark Hurwitz to design, build, integrate, test and operate a small NASA science research spacecraft called CHIPSat. The 68-kg micro-spacecraft will carry one science instrument, the Cosmic Hot Interstellar Plasma Spectrometer, or CHIPS. CHIPS facilitates the observation and diagnosis of the astrophysical environment in the void outside our solar system and between the nearby stars in our galaxy. Dr. Hurwitz, the CHIPS principal investigator, and his team are responsible for the overall CHIPSat mission, designing and building the CHIPS instrument and performing the science-data analysis.

         CHIPSat is the first mission of NASA's UNEX program to be approved for the implementation phase. We started work on the CHIPSat project in November 1999, with initial integration and testing of the spacecraft's components planned at our headquarters in Poway in 2001. CHIPSat was delivered to UCB in December 2001, and launch from Vandenberg Air Force Base on a Boeing Delta II is expected in late 2002. Launch will be followed by one year of mission operations to be controlled at our Mission Control Center in Poway, California. The launch date has been delayed due to delays in the primary satellite that is scheduled for this mission; the launch is now scheduled for late 2002.

         We believe that the CHIPSat contract establishes the Company as a significant competitor in the smaller-satellite arena, and we expect this perception to spread rapidly among NASA, Due on Demand ("DoD"), university/R&D, and foreign and commercial customer bases during the next several months. At the time CHIPSat was awarded to SpaceDev, it was the largest and first significant competition we had participated in and we believe this win helped establish our credentials as being able to successfully compete with older and more established companies. Winning the UNEX mission has helped to create a market `niche' for SpaceDev and demonstrates NASA's confidence in SpaceDev to take on the responsibility for design and development of low-cost science missions.

         MICRO-SATELLITE COMPONENTS AND SOFTWARE SYSTEMS

         As a part of the CHIPSat program, we have developed a number of highly capable, yet versatile subsystems and software systems. For example, we have developed a miniature, high-performance HPX-21 single board space computer product that is now being marketed to the space industry. We are also developing its MST-21 S-band variable power transceiver product that is about one-half the size and weight of competing products. The HPX-21 serves as the brains of the satellite and runs the satellite operating system. The MST-21 receives the signals from the ground and transmits the data back to the ground. The CHIPSat satellite "bus" (similar to a fully integrated automobile chassis) is now being offered by SpaceDev as a standard spacecraft suitable for Boeing Delta II launch vehicles. The Delta II is the most widely used launch vehicle for secondary payloads like CHIPSat. Finally, we have also developed a modular power conditioning and distribution subsystem for micro-satellites.

         On the software side, we have developed a layered and modular MicroSat Operating System ("MS-OS") similar to a microcomputer operating system. The SpaceDev-developed Mission Control and Operations Package ("MC-OP") is uniquely Internet-based and allows the operation of missions from anywhere in the world that has access to the Internet.

HYBRID PROPULSION SPACE PRODUCTS

         We are performing test firings, design analyses and computer simulations of various concepts for MTVs, man-rated rocket engines, sounding rockets and launch vehicles that primarily use hybrid-propulsion technology (based in part on the AMROC intellectual property). Hybrid rocket technology represents a mating of solid and liquid rocket technologies. In a hybrid rocket, an oxidizer is passed through a cylinder of hydrocarbon fuel, uniting the densely packed power of a solid rocket with the precision of a liquid engine. While there are disadvantages to hybrid technology for launching large satellites, it may be well suited for launching small satellites, on-orbit applications and small manned space planes. These are the markets upon which we are focused. SpaceDev has two primary lines of hybrid products -- small satellite hybrid motors and hybrid rocket motors for sub-orbital space planes.

         SMALL SATELLITE HYBRID MOTORS

         Hybrid applications are cheaper and simpler to design, as well as safer to store and transport, than liquid rockets. They are cheaper, safer, and environmentally benign compared to solid-fueled rockets. They are also "throttle-able" and "restart-able", characteristics that no solid-fueled rocket can accomplish. This technology can be used for both small launch vehicles that get the payload off the ground, and orbital transfer vehicles that can maneuver payloads into a final orbit once they have been placed into a preliminary orbit by a launch vehicle.

         In mid-1999, SpaceDev competitively won an R&D contract from the National Reconnaissance Office ("NRO") to study the feasibility of building three sizes of small, hybrid-based micro kick-motors for small-satellite applications. As a result, we created a MTV family, which utilizes micro-kick motor concepts, has a multitude of possible on-orbit uses and is now being marketed by SpaceDev as a part of its growing product line. In July 2000, the NRO granted SpaceDev two separate, follow-on awards of $400,000 each for further hybrid rocket engine design and development. These contracts have been successfully completed.

         Under the NRO contracts and a $105,000 award from the California Space & Technology Alliance ("CSTA"), we have performed hybrid motor test firings and evaluation. Hybrid motors could be a critical technology for on-orbit maneuvers and orbital transfers, and long-term on-orbit storage for SpaceDev and its government and commercial customers. We will also develop specific mission and utility analyses to support NRO objectives.

         We are developing a commercial product line of affordable small space vehicles with broad range capabilities, called orbital MTVs. This product line uses hybrid motors, and currently consists of three MTV designs from 25 kg to 100 kg in size. For each size, there are three degrees of intelligence, from the low-end "dumb" micro-kick motor, to the high-end intelligent version which includes our highly capable HPX-21 single board space computer product, our MST-21 S-band variable power transceiver product, and such features as three axis stabilization - i.e., the satellite is stable in space in all three axis. Current MTV versions fit the Shuttle and most commercial launch vehicles designed to carry small secondary spacecraft to earth orbit and beyond. We plan to include larger hybrid engines and orbital maneuvering vehicles for commercial customers and government missions. We have submitted proposals to the Air Force for additional funding for these products. There can be no assurance that such funding will be obtained.

HYBRID ROCKET MOTORS FOR SUB-ORBITAL SPACE PLANES

         SpaceDev's hybrid motor fuel is solid, inert, and safe. The oxidizer is gaseous, non-toxic and self-pressurizes at room temperature, which eliminates the need for complex and expensive pumps and separate pressurization systems. This elegantly simple and comparatively inexpensive motor design includes only one moving part, a valve, and supports a major mission benefit: long-term, non-toxic storability on the ground and on-orbit. Our hybrid motor technology is non-explosive, restartable and relatively clean burning because its fuel and oxidizer are primarily hydrocarbons, nitrogen, and oxygen.

         We have developed several sound conceptual designs for a moderately-sized, clean, safe, affordable hybrid rocket motor for manned, sub-orbital use. Nineteen organizations have officially registered as contestants for the X-Prize (www.xprize.org), a competition in which the US $10 million prize will be awarded to the first privately funded and built spacecraft capable of lifting three humans to a sub-orbital altitude of 62 miles twice in two weeks. We have performed conceptual hybrid rocket motor designs for designers of airframes believed capable of winning the $10 million X-Prize competition for reusable manned launch vehicles.

         While winning the X-Prize is not a SpaceDev objective, winning contracts to develop propulsion systems for one or more credible teams would increase revenues and could create favorable publicity and the potential of raising additional capital as we meet our rocket motor development milestones. We believe that a hybrid rocket engine is critical to building a safe, affordable space plane to enter this market in the near term, and one of our goals is to be a significant supplier of rocket motors for manned space planes.

NEW BUSINESSES DERIVED FROM EXISTING TECHNOLOGY

         We are focused on three primary areas in which to develop new commercial markets. Due to the number of factors involved and the Company's need for commercial or government revenue, there can be no assurance that any of these markets will be developed. In order to accomplish these goals, the Company may require partner commitments and investor funding, and there can be no assurance that we will be successful in achieving such support.

         THE SUB-ORBITAL MANNED SPACE PLANE TOURISM MARKET

          There is growing international recognition that low Earth-orbit travel will soon be possible for businesses and individuals. For example, Japan's long-range space program calls for advanced transportation technology enabling the average person to fly into space, and allowing nations to take advantage of the plentiful resources of space.

         A large number of people are paying over $25,000 apiece for exotic vacations, and one space travel company (Space Adventures in Arlington, Virginia) claims it has about $2 million escrowed for prepaid sub-orbital space tourism flights. Public space transportation has the potential for commercial revenues as true commercial consumer markets for space tourism become a reality. Before this happens, basic issues about the feasibility and economics of commercial human space travel must be addressed. X-Prize competitors will demonstrate the technical and operational capability needed by vehicles that would carry customers into space.

         Based on understanding the needs of a wide variety of space plane designers and manufacturers from the above project, we intend to create preliminary designs for a family of hybrid rocket motors that feature long life, a reusable fuel core, easily replaceable parts, high reliability, low maintenance and high operability. Our hope is that the three motor sizes will be attractive to a variety of space plane companies, positioning SpaceDev as the first to market and the supplier of choice.

         As a next step, we have created final and detailed engineering designs, work breakdown analyses, and cost and revenue estimates for the hybrid rocket motor business. We are also planning to build and test fire full-size hybrid rocket motors designed for use in manned space planes.

         UNMANNED BEYOND EARTH-ORBIT COMMERCIAL MARKET BEGINNING WITH THE LUNAR ORBITER PROJECT

         SpaceDev worked with funding from Boeing beginning in February 2000, to investigate the launch of the world's first commercial Beyond Earth Orbit mission, the "Lunar Orbiter." The Lunar Orbiter is designed to provide an historic and unique stream of live High Definition Television ("HDTV") video of moonscape and earth views never before seen by the public. The lunar satellite would be based on a design prepared by SpaceDev as part of JPL's Mars MicroMission program. Outside consultants have projected that this dramatic lunar content would be viewed on earth through network, cable, and pay TV, as well as the Internet.

         The mission itself would launch upon raising the funds required to complete the project. The program would last for up to eighteen months. Project revenues would be generated by the sale of sponsorships, media rights, science data, educational programs, and movie and game rights and from a variety of other, smaller sources. A key component of the mission is planned to be a comprehensive educational program for elementary and high school students around the world. As part of this educational tie-in, we would create and distribute educational material to schools and provide live updates on its website. To date, we have been unable to obtain funding for the Lunar Orbiter Mission, although we continue to market the mission to potential sponsors.

         INTEGRATED SMALL ON-ORBIT DATA DELIVERY SYSTEMS

         In order for the small satellite market to grow, it is in our long-term strategic interest to assist the market in finding such affordable launch opportunities. We are working with several launch providers to identify and market these opportunities and to provide customers with a complete on-orbit data delivery service that can combine our spacecraft and hybrid propulsion products. These innovative, low-cost, turnkey launch solutions would enable us to provide one stop shopping for launch services, spacecraft, payload accommodation, total flight system integration and test and mission operations. The customer only needs to provide the payload, and we will perform all the tasks required for the customer to get to orbit and to get their data.

         We are working in three areas to develop this capability: an expansion of the work done on the CHIPSat program, design of a system combining a reusable first stage and hybrid expendable rocket vehicles and MTVs, and the use of a large launch system for secondary payloads.

         Our design and development experiences of making CHIPSat for a Boeing Delta-II launch vehicle will enable us to expand on that technology. CHIPSat has unique capabilities to accommodate up to 30 kg of pure technology payload mass. Our concept is based on the work we have done with Boeing to integrate the NASA/UC Berkeley CHIPSat mission. The CHIPSat satellite supports about 30 kg of payload technologies to low Earth-orbit (500-700 km). CHIPSat is currently scheduled to launch in late 2002. There are also six to seven missions manifested on Delta-II launches each year over the next five years, providing an ongoing source of launches for our affordable satellites.

         Under a grant from the California Space Authority ("CSA"), we have helped fund the Sea Launch company (headquartered in Long Beach, California and 40% owned by Boeing), to participate in a study program to analyze the business opportunities for providing assured, affordable and timely access to space for secondary payloads. Working with Sea Launch to explore frequent and reliable rides for micro-satellites and secondary payloads is potentially a major step to providing more rides for small payloads. This initiative could open up a whole new market for domestic commercial, science, exploration, and technology demonstration missions, not to mention increased demand for the kinds of micro-satellites we build. This study effort will be concluded in the early summer of 2002, at which time a decision will be made by SpaceDev and Sea Launch whether or not to initiate this business.

MARKET STRATEGIES

         MICRO SPACECRAFT PRODUCTS AND MISSIONS

         By conducting successful earth-orbit and deep space missions, the Company will prove its viability and establish itself as a premier commercial space-exploration and development company. Once we have established our capabilities for insured, high-quality, fast-turnaround and low-cost systems and missions, we believe SpaceDev will be able to effectively compete, develop new markets and expand existing markets for space exploration and other applications.

         We believe that our lower-cost commercial missions can provide unique information content (i.e., not limited to science and/or technology data) to non-traditional space-mission customers such as entertainment media, e-commerce organizations and larger aerospace companies that endeavor to enter the commercial space market. The unique service that we can provide is the ability to host payloads and instruments that are geared for producing data for the purposes of generating advertising revenue and public appeal, in addition to science data. In particular, we are actively seeking strategic partners and customers who share SpaceDev's vision of the convergence of commercial deep-space activities with selected Internet, media, entertainment, and education activities such at the Lunar Orbiter.

         DEEP-SPACE PRODUCTS AND MISSIONS. Since all deep-space missions to date world-wide have been defined and executed by various government agencies, our plan for defining and executing such missions as a commercial venture places the Company at the forefront of a new way of doing business in this arena. Under such conditions, questions naturally arise within the space community about whether the Company and its partners are capable of successfully performing in this arena. Our approach is two-fold: (1) selectively compete for deep-space related government funded work (R&D studies and development efforts as well as missions) against established space-systems companies, and (2) define, develop and execute space missions independently of government agencies, as evidenced by our concerted effort to define and cultivate alternative sponsors for these missions, such as other commercial companies, research and technology consortia, non-U.S. space interests, etc.

         EARTH-ORBITING PRODUCTS AND MISSIONS. The market situation in this arena has similarities to the deep-space arena, but there are more competitors and a wider variety and greater number of missions to consider as marketing targets. The challenge here, as in the deep-space arena, is for the Company to rapidly establish credibility by selectively competing for and winning R&D studies and development efforts as well as missions. We believe that the successful completion of the CHIPSat mission is important to this goal.

         The Company's commercial focus works more easily with government-funded efforts if it performs the work on a commercial basis for a Principal Investigator ("PI") or program manager. The PI is the central person in charge of each mission with full responsibility for its scientific integrity. A task manager interfaces directly with the government sponsor(s). NASA rules permit the PI to use his/her own management methods to the fullest extent possible to accomplish the goals of the scientific investigation.

         For non-governmental sponsors, we prefer to deal directly with customers. Currently, our biggest satellite customer in terms of dollar revenue is the University of California Berkeley on the CHIPSat mission.

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

         Recognizing this problem, the government and commercial industries have been performing research and development in an attempt to reduce the cost per kilogram (or pound) to orbit for small spacecraft. In the near term, the only alternative for low cost launches for small spacecraft is to find an alternative path to space using a secondary ride system such as the Ariane Structure for Auxiliary Payloads (ASAP) or a low-cost launch system yet to be developed. We are working with a variety of partners to develop more affordable launch opportunities for small spacecraft. We believe that this will increase the market for micro-spacecraft as well as small hybrid propulsion systems.

         We have prepared business plans for the development of a family of small hybrid orbital transfer vehicles. The small orbital transfer vehicle has been partially funded by the U.S. government through our contracts with the NRO. To fully develop the family of orbital transfer vehicles would require over $5 million. The funds needed to fully develop this family of vehicles have not yet been secured and there is no guarantee that these funds can be raised.

COMPETITION

         We believe that competition for sales of our products and services is based on price, performance/technical features, contracting approach, reliability, availability, customization, and in some situations, geography.

         The primary domestic competition for micro-spacecraft product missions in our targeted markets comes from such companies as One-Stop Satellite Shop, Orbital Sciences Corporation, Space Dynamics Laboratory and AeroAstro. The clear competitor in the international arena is Surrey Satellite Technology Limited
(SSTL) in the United Kingdom. Swedish Space Corporation is also able to compete in the small-satellite arena; they were named in November 1999 as the prime contractor for the European Space Agency's (ESA) SMART-1 technology-demonstration spacecraft to the Moon.

         In addition to private companies there are certain universities in the United States that have the capability to produce reasonably simple satellites such as Weber State in Utah and Arizona State University (ASU) in Phoenix. Within the industry it is generally known which companies participate in what kinds of projects, both by dollar range and type of mission. Catalog Indefinite Delivery Indefinite Quantity (IDIQ) contracts that now exist within NASA and DoD have additionally provided insight into various aerospace contractors' cost and capabilities envelopes. Some of the Company's competitors compete across many of its product lines, while others do not offer as wide a breadth of solutions. Several of our current and potential competitors have greater resources, including technical and engineering resources, than the Company.

         We believe that the Company has made substantial and significant progress in defining business models and in pursuing sales in the smaller, emerging commercial deep-space and Earth-orbiting markets. Over the past three and a half years, SpaceDev employees and principals have participated in dozens of space conferences (e.g., American Institute of Aeronautics & Astronautics, American Astronomical Society, Utah Smallsat Conference) both as members of the audience and, in a majority of cases, as presenters. These conferences are well-established and well-attended annual space conferences where industry representatives give presentations and papers on a wide variety of topics including small, inexpensive satellites and deep space missions.

         At these conferences, and in many private conversations with space industry colleagues, space customers, and senior space officials, we have not become aware of any established companies such as TRW, Lockheed, Boeing or Loral, which have expressed corporate goals to design and build inexpensive micro spacecraft for commercial deep space missions or for any other missions which would be in direct competition with SpaceDev.

         We believe SpaceDev is the only company that has publicly declared the availability of commercial deep space missions as products.

         We are not aware of any current direct and credible competition in the field of commercial deep space exploration and development. Firms such as those mentioned above and other R&D laboratories (e.g., JPL, Applied Physics Laboratory, ISAS in Japan) have the technical knowledge and experience to design and execute missions similar to NEAP and CHIPSat, but they are primarily government agencies, Federally Funded Research & Development Centers (FFRDCs) or foreign competitors, where in each case, there exists some level of government restriction on competing within the commercial industry.

         We believe that government-driven programs pose only a small threat of competing on the basis of price alone, although governments have considerably greater experience, and substantially greater financial, workforce and facilities resources. We also believe that governments and their legislatures will increasingly encourage and support private, routine commercial space exploration due to budgetary pressures, private-sector job creation and tax-revenue considerations.

            We firmly believe that a truly reusable launch small satellite launch system will ultimately provide the low cost means of enabling the repeatability and reliability necessary to support access to space in the years to come. The DARPA RASCAL program is one such effort currently under study to provide such a system.

REGULATION

         The Company's business activities are regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information (STI) complies with the Export Administration Regulations and the International Traffic in Arms Regulations (ITAR). Exports of the Company's products, services, and technical information require either Technical Assistance Agreements (TAAs) or licenses from the U.S. Department of State, depending on the level of technology being transferred. This includes recently published regulations restricting the ability of U.S.-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. The government is very strict with respect to compliance and has served notice that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. The failure of the Company to comply with any of the above-mentioned regulations could have serious adverse effects as dictated by the rules associated with compliance to the ITAR regulations. Our conservative position is to consider any material beyond standard marketing material to be regulated by ITAR regulations.

         In addition to the standard local, state and national government regulations that all businesses must adhere to, the space industry has specific regulations. Command and telemetry frequency assignments for space missions are regulated internationally by the International Telecommunications Union (ITU), and in the U.S. by the Federal Communications Commission (FCC) and National Telecommunications Information Agency (NTIA). All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the U.S. Air Force. In addition, all commercial space launches that the Company would perform require a license from DOT. Satellites that are launched must obtain approvals for command and frequency assignments. For international approvals, the FCC and NTIA obtain these approvals from the ITU. These regulations have been in place for a number of years to cover the large number of non-government commercial space missions that have been launched and put into orbit in the last 15 to 20 years. Any commercial deep space mission that we would perform would be subject to these regulations. Presently, we are not aware of any additional or unique government regulations related to commercial deep space missions.

         The Company is required to obtain permits, licenses, and other authorizations under federal, state, local and foreign statutes, laws or regulations or other governmental restrictions relating to the environment or to emissions, discharges or releases of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes or the clean-up or other remediation thereof. Presently, we do not have a requirement to obtain any special environmental licenses or permits.

         It is anticipated that we may need to utilize the Deep Space Network
(DSN) on some of its missions. The DSN is an international NASA network of antennas that supports interplanetary spacecraft missions and radio and radar astronomy observations for the exploration of the solar system and the universe. The network also supports selected Earth-orbiting missions. The network is a facility of NASA, and is managed and operated for NASA by the Jet Propulsion Laboratory. The Telecommunications and Mission Operations Directorate (TMOD) manages the program within JPL. Coordination for the use of this facility is arranged with the Telecommunications and Mission Operations Command (TMOC).

         The failure of the Company to comply with any of the above-mentioned regulations could have serious adverse effects.

EMPLOYEES

         As of the date of this annual report, the Company employs approximately twenty-seven (27) persons full and part-time, most of whom are aerospace, mechanical and electrical engineers. We expect to hire other personnel as necessary for product development, quality assurance, sales and marketing and administration. In addition, due to the nature of our business, we anticipate that it may become necessary to lay off employees whose work is no longer required by the Company to maintain operations in order to prevent cost overruns. SpaceDev does not have any collective bargaining agreements with its employees and believes its employee-relations are good.

         The Company was actively engaged in new product development for the Office of Space Launch in 2001. Research and development expenditures relating to possible future products were expensed as incurred. Research and development expenses for 2001 were $198,400.

INTELLECTUAL PROPERTY

         We rely in part on patents, trade secrets and know-how to develop and maintain its competitive position and technological advantage. We intend to protect our intellectual property through a combination of license agreements, trademark, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. There is no guarantee that such applications will be granted. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; entering into license agreements with third parties; and generally seeking to control access to and distribution of our intellectual property.

         In August 1998, we acquired a license to intellectual property (including patents and trade secrets) from an individual who had acquired them from the former AMROC, which specialized in hybrid rocket technology. We are obligated to issue warrants to this individual to purchase a minimum of 100,000 and a maximum of 3,000,000 shares of its Common Stock over the next 10 years, depending on the Company's annual revenues related to sales of hybrid technology-based products. To date, we have issued warrants to purchase a total of 100,000 shares of common stock under the agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

         SpaceDev owns over 25,000 square feet of office, engineering and manufacturing space in Poway, California. In December 1998, the Company purchased its headquarters facility in the Poway Industrial Park complex and proceeded to invest $300,000 in modifications and improvements before moving in mid-May. By late 1999, the Company had defined plans for outfitting the building with a 1,800 square foot clean-room facility to support spacecraft integration and additional space for testing, an avionics test area, machine shop and shipping/receiving area. All of these improvements, except the clean-room, were completed in 2000. The clean-room was completed in 2001. Key uses of the Poway facility are program and project conferences and meetings, engineering design, engineering analysis, spacecraft assembly, avionics labs and software labs and media outreach.

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

         On February 23, 2000, the Company signed a $1,330,000 note with a new lender to refinance the aforementioned debt. The note calls for 300 monthly payments of approximately $10,000, which include principal and interest at prime plus 1.5% on December 31, 2001 the interest rate on the note was 6.25% with an outstanding balance of $1,307,488. The note matures in February 2025.

         In December 1998, the Chief Executive Officer (the "CEO") of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.00% and a balloon payment of $505,000, including interest, in December 2003. At December 31, 2001 and 2000, the outstanding balance on this loan was $499,671.

         In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan called for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At December 31, 2001 and 2000, the outstanding balance on this loan was $458,609. The Chief Executive Officer of the Company personally guarantees the notes.

ITEM 3.  LEGAL PROCEEDINGS

         In March 1999, Space Innovations Limited ("SIL"), a then subsidiary of SpaceDev, won a contract to build the satellite bus (structural chassis and some avionics) for an Australian domestic spacecraft project, FedSat. SIL was to deliver the bus to the Cooperative Research Center for Satellite Systems ("CRCSS") in early 2000, and FedSat was intended to be launched as a secondary or "piggyback" satellite on a National Space Development Agency of Japan ("NASDA") H-IIA rocket in November 2000. In connection with the CRCSS agreement, SIL was required to provide a performance bond and, as SIL's parent corporation, SpaceDev obtained a performance bond from Technical & General Guarantee Company Limited, an English company ("T&G"). In conjunction with that guarantee, SpaceDev was required to enter into a Deed of Counter Indemnity with T&G providing for the indemnification of T&G against any losses, costs, damages, expenses and demands arising out of SIL's actual and contingent liability under the performance bond.

         On December 17, 1999, the Company's Board of Directors entered into a Mutual Release and Rescission of Agreement (Release Agreement) to rescind the original acquisition of SIL, effective October 1, 1998. SIL has since filed for bankruptcy under the laws of England. On or about September 5, 2000, SpaceDev received a demand from T&G under the Deed of Counter Indemnity for $300,000 Australian Dollars (approximately $150,000 United States Dollars) based on SIL's alleged failure to perform under the contract. SpaceDev is in the process of negotiating a settlement with T&G, which would convert the claim into long-term debt of the Company.

         On June 18, 2001, SpaceDev entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was provide certain consulting and advisory services to the Company. Pursuant to such relationship, EMC would receive certain equity and cash compensation in exchange for their services. Due to fundamental misunderstandings and disagreements between the Company terminated its relationship with EMC. The second installment of 400,000 shares, which would have been due to EMC on November 18, 2001, was not issued. Pursuant to a demand for arbitration filed on November 7, 2001, the Company sought the return of all or a portion of the shares issued to EMC in its first installment of 500,000 shares on June 26, 2001. EMC filed a its own claim with the American Arbitration Association on November 13, 2001, alleging that the Company owed EMC $118,000 in fees under a purported contract, plus damages to be proven at arbitration.

         Based upon certain misrepresentations in the subscription agreement originally submitted to SpaceDev by EMC upon issuance of the shares, SpaceDev dismissed its claim in arbitration and filed a complaint with the Superior Court of California, Orange County, on January 23, 2002 alleging intentional misrepresentation, conversion, unfair business practices and interference with prospective economic advantage against EMC. The Company requests injunctive and declaratory relief with respect to the shares issued to EMC by the Company, as well as 50,000 shares of common stock issued to EMC by our Chief Executive Officer, James W. Benson, as a condition to EMC entering into the agreements. EMC has not withdrawn its own arbitration claim. A telephonic conference was held with the arbitrator on March 6, 2002 to address the possible dismissal of that claim. The arbitrator's ruling is still pending as of March 25, 2002. To avoid potentially unnecessary costs, a motion for a preliminary injunction to stay the arbitration was continued pending the ruling by the arbitrator. All defendants in the Superior Court action filed by the Company have been served, but no responsive pleading will be filed by EMC or the individual defendants until after the arbitrator's ruling is issued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter of its fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock has been traded on the Over-the-Counter Bulletin Board since August 1998 under the symbol "SPDV." The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board for each quarter as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

 QUARTER ENDING            QUARTERLY HIGH                   QUARTERLY LOW
 --------------            --------------                   -------------
     3/31/2000                     $2.00                         $0.78125
     6/30/2000                    $1.875                            $0.50
     9/30/2000                 $1.703125                            $0.75
     12/31/2001                    $1.25                           $0.875
     3/31/2001                  $1.03125                           $0.625
     6/30/2001                  $0.96875                        $0.453125
     9/30/2001                 $1.015625                          $0.6875
     12/30/2001                $0.859375                         $0.34375
     3/24/2002*                 $0.65625                        $0.484375

*Reflects partial period.

HOLDERS

         As of March 15, 2002, there were approximately 202 holders of record of the Company's common stock. The Board of Directors believe that the number of beneficial owners substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

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

         Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions by or against us, including, but not limited to, the litigation that has been filed by and against EMC Holdings Corporation; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market are products.

         Given these uncertainties, investors are cautioned not to place too much weight on such statements. We are not currently obligated to update these forward-looking statements.

OVERVIEW

         The Company formulated and began to implement its current business plan in 1997. In February 1998, our operations were expanded with the acquisition of Integrated Space Systems, Inc., a California corporation founded for the purpose of providing engineering and technical services related to space-based systems ("ISS"). The ISS employee base acquired upon acquisition was largely made up of former General Dynamics personnel and enlarged our then current employee base to 20 employees. ISS was purchased for a total of $3,625,000, paid in Rule 144 restricted common shares of SpaceDev. An excess in the calculated purchase price of approximately $164,000 of net assets acquired was capitalized as goodwill and was to be amortized over a period of 60 months.

         As a result of a change in corporate focus, on November 15, 2001, we determined that the unamortized balance of goodwill from ISS, which was approximately $923,000, had become impaired and it was written off. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with the government), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. It was determined that all future business, contracts, and proposals would be sought after only in the SpaceDev name, making it a more efficient way for the Company to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment.

         In November 1999, SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific,

Earth-orbiting spacecraft called CHIPSat. In 2000, the Company reviewed the contract status at year-end and determined that the total estimated costs at the end of the program will exceed the likely revenue. As a result, the Company has accrued a loss of $861,000.Included in the review was a $600,000 modification to the scope of the contract which was signed on June 15, 2001. On November 28, 2001 a second contract modification was signed with UCB which added $1,201,132 to the contract as well as an increase in contract scope. This increased the total contract revenue to $6,797,000. At December 31, 2001, the Company reviewed the contract again and with the contract modifications and added scope, the total estimated loss was reduced by $397,238 to approximately $463,000. As of December 31, 2001, approximately 77% of the total contract costs had been expended and the remaining loss on the balance sheet at year-end totaled approximately $102,000. The CHIPSat contract is expected to conclude on December 31, 2003. Revenues for 2001 were $3.2 million and are expected to be approximately $1.2 million in 2002. The Company receives monthly payments on the contract according to a preset payment schedule detailed in the contract.

         On February 1, 2000, we announced that SpaceDev had teamed with Boeing to investigate opportunities of mutual interest in the commercial deep-space arena. The purpose of the agreement is to investigate a variety of small, low-cost, deep space mission initiatives formulated by SpaceDev that are based on SpaceDev's commercial micro-mission work. During 2000, technical and corporate staff from Boeing and SpaceDev further refined and advanced SpaceDev's concept of commercial missions to the Moon, Mars and near-Earth asteroids, involving micro-spacecraft of 250 kg mass. The effort also included a global assessment of the market potential for such missions, and a technical and programmatic assessment of lower cost launch vehicle options for such missions. We are now in the process of marketing a Lunar Orbiter Mission to sponsors and customers. To date, we have not been successful in securing the funding needed to proceed with this project.

         In July 2000, the Company was awarded two contracts from the Office of Space Launch of the National Reconnaissance Office totaling approximately $800,000. These contracts were completed during the second quarter of 2001. This work was a continuation of a previous contract concerning the development of hybrid space propulsion technology.

         In April 2001, we announced that, as part of a Boeing-led team that was awarded one of four $1 million contracts from NASA's Jet Propulsion Laboratory in Pasadena, California, we would participate in a study of the options for a potential Mars sample return mission in 2011. The contract ran from April through October 2001.

         In September 2001, the Company was awarded a contract for a proprietary research program valued in excess of $1 million. As a part of that program, we will compete with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at a total $2.2 million. We believe that the award could lead to a long-term market for our hybrid propulsion technology if we are successfully in winning the contract. Due to the highly competitive, confidential and market-sensitive nature of the contract, we are unable to release more detailed information on the project until the contract has been awarded in full. However, we do believe this new contract is indicative of an increased demand for our hybrid motor technology and expertise in the space industry, and expect the amount of revenue to be generated in 2002 to be approximately $824,000 to $1.8 million. Work on this project generated $328,083 in revenues during the fourth quarter of 2001.

RESULTS OF OPERATIONS

         Please refer to the consolidated financial statements, which are a part of this report for further information regarding the results of operations of the Company.

         YEAR ENDED DECEMBER 31, 2001 -VS.- YEAR ENDED DECEMBER 31, 2000

         During the year ended December 31, 2001, the Company had net sales of $4.1 million as compared to net sales of $3.9 million in 2000. Sales in 2001 were comprised of $3.2 million from the CHIPSat program, $328,000 from a contract for a proprietary development program, $228,000 from research and development performed for the Office of Space Launch ("OSL"), $216,000 from the Boeing Mars Sample Return and Mars Assent Vehicle projects, and $164,000 from all other programs. In 2000, sales were comprised of $2.1 million from CHIPSat, $844,000 from OSL, $250,000 from The Boeing Company for a joint study of beyond Earth Orbit commercial missions and $700,000 from all other programs.

         For the year 2001, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $2.4 million as compared to $3.2 million in 2000. This decrease was primarily due to the reduction of $397,238 from the original estimated loss on the CHIPSat contract. The original loss of $861,000 was reduced to $463,000 for the entire contract. As a result of the contract modification discussed above and the continued work performed on the project, the estimated loss to complete the contract as of December 31, 2001 was approximately $102,000.

         We experienced an increase in operating expenses from $1.7 million in 2000 to $3.2 million for 2001. Operating expenses include general and administrative expenses, research and development expenses, as well as a non-cash loss of $923,000 related to the impairment of the unamortized balance of goodwill from the ISS acquisition. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, goodwill amortization up to the loss on impairment, insurance, legal and accounting fees and other overhead expenses. The increase was primarily attributable to four non-cash items (1) the loss on the impairment of goodwill, $923,000; (2) the issuance of 550,000 shares of common stock to EMC Holdings Group, Inc. ("EMC") pursuant to a Consultant Agreement with the Company, $500,500; (3) an expense for the contingent liability due to Technical & General Guarantee Company Limited (T&G) as referenced in the consolidated financial statements, $150,000; and (4) the stock options issued for the acquisition of Explorespace.com, $67,000. A detailed discussion of these four non-cash items is presented below:

o On November 15, 2001, management determined that the unamortized balance of goodwill from the ISS acquisition, which was approximately $923,000, became impaired and was written off. The Company announced that it had been awarded a contract for a proprietary research program valued in excess of $1 million that could lead to a total value of $2.2 million. We believe this new contract is indicative of an increased demand for its hybrid motor technology and expertise in the space industry. As a result of this contract and the continuing ChipSat contract, all available resources of SpaceDev would be utilized. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with the government), the engineering service contracts expired and, therefore, would not be producing revenue or cash flow to support future operations. As a result, the unamortized goodwill of approximately $923,000 became impaired and was written off.

o Management has decided that all future business, contracts, and proposals would be sought after only in the SpaceDev name. All new contracts will be between SpaceDev and "the customer." This is a more efficient way for the Company to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment. This action is consistent with the gradual decline of sales and new business in the ISS Operating Segment. As a result of these trends, the US government security clearance was not renewed for ISS. In the future, if the Company finds it necessary to bid those contracts in which a security clearance for the company is necessary then the Company will be applying and maintaining a security clearance in the corporate name, SpaceDev. This change in focus allows the Company to market our multiple product lines in a more integrated manner.

o EMC was retained to render certain advisory services to the Company in exchange for a total of 1,200,000 shares of the Company's common stock in three installments (the "Consultant Agreement"). EMC received the first installment of 500,000 shares on June 26, 2001. We brought a claim in arbitration through the American Arbitration Association on or about November 7, 2001 to recover 500,000 shares of stock transferred to EMC Holdings Corporation ("EMC") pursuant to what were then believed to be valid contracts. We are seeking the recovery of 500,000 shares of its stock that it transferred to EMC. See "Legal Proceedings." Total expense for the initial stock issuance through December 31, 2001 was $455,000. Also, on June 26, 2001, our Chief Executive Officer, on behalf of the Company issued 50,000 shares of his own personal stock holdings of the Company to EMC. The total expense for this transaction was $45,500. This was expensed in accordance with the SEC's Staff Accounting Bulletin number 79, where a principle stockholder transfers a portion of his shares to benefit the Company.

o Other increases included $150,000 for the contingent liability due to Technical & General Guarantee Company Limited as referenced in "Legal Proceedings."

o An issuance of 80,000 stock options that had a value of $67,000 for the acquisition of Explorespace.com was expensed as advertising.

         The Company also expended $198,000 in research and development expenses during the year ended 2001, to build a prototype hybrid-propulsion-based orbital transfer vehicle. There were no expenses in research and development expenses during the same period of 2000.

         Interest expense for the periods ending December 31, 2001 and 2000 was approximately $303,000 and $326,000, respectively.

         The gross margin percentage for the year ended December 31, 2001 was 41% as compared to 17% for the same period in 2000. The increase was due to the reduction of the anticipated loss on the CHIPsat program. The total amount of the loss recorded in the year ended December 31, 2000 was $861,000, which reduced the margin in 2000. In 2001, the total loss of the program was reduced by approximately $397,000 to $463,000 due to contract changes for the total program, which increased the 2001 gross margin. The loss remaining on the balance sheet for the remainder of the program at December 31, 2001 was $102,000 a total reduction of approximately $361,000 due to the ongoing work that was done to the project.

         During the year ended December 31, 2001, the Company had a net loss of $1,856,000, compared to a net loss of $1,405,000 for the same period in 2000. The increase in the net loss was due to the Company's operating expenses increasing by $1,516,000. As indicated above, this increase was primarily attributable to non-cash expenses, including impairment of the un-amortized balance of goodwill from ISS, stock issued to EMC, the note payable to T&G (see "Legal Proceedings"), the stock options issued for the acquisition of Explorespace.com, and research and development costs.

CRITICAL ACCOUNTING STANDARDS

         The Company's revenues are derived primarily from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable (see Note 10(c) of the Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. Deferred revenue represents amounts collected from customers for services to be provided at a future date.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and have provided pro forma disclosures as if the fair value based method prescribed SFAS 123 has been utilized. See Note 8(d) of the Consolidated Financial Statements. The Company has valued its stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         Fixed assets are depreciated over their estimated useful lives of three-to-thirty years using the straight-line method of accounting. Goodwill and other intangible assets were created upon the acquisition of the Company's subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three to five years. Goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Effective November 2001 there will be no more amortization of goodwill (see note 3 of the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 2001 financial position raises substantial doubt about its ability to continue as a going concern. The opinion is based on net losses incurred by the Company for the years ended December 31, 2001 and 2000 of $1,855,871 and $1,405,395, respectively, and working capital deficits of $1,002,390 and $1,559,791, respectively, for those years. Although the reduction of the working capital deficit was significant, the Company's ability to continue as a going concern depends upon our ability to continue reducing the working capital deficit, consummating additional funding and obtain profitable new business. The funding as well as new business can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the first quarter of 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective January 1, 2002. Management believes the adoption of SFAS No. 141 and 142 will not have a material impact on the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. The Company is currently assessing the impact of SFAS NO. 144 on its operating results and financial condition. The Company is required to adopt SFAS No. 144 no later than the first quarter of 2002.

         CASH POSITION FOR YEAR ENDED DECEMBER 31, 2001 -VS.- YEAR ENDED DECEMBER 31, 2000

         Net decrease in cash during the year ending December 31, 2001 was ($47,986), compared to a net increase of $156,736 for the same period in 2000. Net cash provided by operating activities totaled $68,471 for the year ending December 31, 2001, a decrease of $861,373 as compared to $929,844 provided by operating activities during the same period in 2000. This is attributable primarily to the increased costs on the CHIPSat project for the ongoing work toward completion of the program and a significant reduction in accounts payable from 2000.

         Net cash used in investing activities totaled ($42,624) for the year ended December 31, 2001, compared to ($353,744) used during the same period in 2000. The decrease in cash used of $311,120 is attributable to a decrease in the purchase of fixed assets and capitalized software costs in 2001. Net cash used in financing activities totaled ($73,833) for the year ended December 31, 2001 which showed a reduction of $345,531 from the $ 419,364 used in financing activities during the same period on 2000. This improvement is primarily attributable to generating more cash from sales of common stock in 2001 of $120,000 versus $25,000 in 2000, and the use of funds to pay off the line of credit in 2000 of approximately $241,000.

         At December 31, 2001, the Company's cash, which includes cash reserves and cash available for investment, was $211,637 as compared to $259,623 at December 31, 2000, a decrease of $47,986. At December 31, 2001, the Company had accounts receivable of $290,615, of which $228,000 was from a single source, and accounts payable of $397,914.

         As of December 31, 2001, the Company's backlog of funded and non-funded business was approximately $3.4 million, as opposed to approximately $2.9 million as of fiscal year end 2000. During 2001, the Company won a commercial program valued at up to $ 2.2 million, negotiated increases of $1.8 million to the CHIPSat program and added several contracts with Boeing for Mars related work.

         Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,036,000 consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decrease approximately $130,000 during 2001, from $2,166,000 at December 31, 2000 to $2,036,000 at December 31, 2001.

         Please refer to the consolidated financial statements, which are a part of this report for further information regarding the liquidity and capital resources of the Company.

         FORWARD-LOOKING STATEMENTS

         The Company has sustained itself over the last two years with a mix of government and commercial contracts. The Company can continue to grow and execute certain parts of its strategy without additional equity funding by identifying, bidding and winning new commercial and government funded programs. During the first two months of 2002, the Company submitted five bids for government programs, has worked with the US Congress to identify directed funding for its programs and is actively working to win several significant commercial programs. The win of some of these programs would enable SpaceDev to continue to grow and broaden its business base. At this time, the Company has been notified that one government customer intends to award the Company a contract for one of these programs that would ultimately lead to almost $2 million of new business over the next 18 months. We have no firm information on any other of these current projects.

         To date, we have maintained a mix of government and commercial business. In 2001, we had about 80% government or government related work. In 2002, we expect the ratio to be about 70% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 60% for the next several years as we increase our government marketing efforts for both our product lines.

         While we do not expect a reduction of government sales, we are continuing to aggressively market our products to the commercial market, particularly for manned sub-orbital space planes, and are marketing our micro spacecraft to a variety of commercial customers. Our business model does anticipate the win of contracts in both market segments. Based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contract wins from the other; however, our inability to win business in both markets would have a negative effect on the Company business operations and financial condition.

         We are forecasting a modest growth in sales for 2002. At this time, about 50% of the forecasted sales are under contract, but there is no guarantee that we will win enough new business to achieve this growth. We will not need to make significant capital expenditures to achieve this modest increase in sales.

         As it relates to the CHIPSat program, the Company will receive total fixed compensation on the CHIPSat project in a total amount of $6,797,000, of which about $3.2 million was generated in 2001. The contract calls for payments of $1,789,000 in 2002 and $138,000 in 2003. As outlined above, the Company reviewed the contract again in late 2001 and the total loss was reduced from $861,000 to approximately $463,000. As the project is completed, the loss is reduced as costs become realized. At this time, we do not expect any additional losses from or increases to the contract. The launch of CHIPSat is currently scheduled for late 2002. A delay in the launch would have no significant financial effects on the Company in the near term, but would negatively impact our marketing efforts and our ability to raise additional equity funding.

         We expect payments of about $1.5 million in 2002 from a commercial contract won last November. This effort could lead to follow-on contracts from the same customer later this year or in 2003, but at this time we cannot assess the probability of winning or the value of those contracts.

         The Company's broad, overall, higher growth business strategy, requires significant development and capital expenditures. The Company will incur a substantial portion of these expenditures before it generates significantly higher sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until we can establish an adequate revenue-generating customer base. We expect losses through 2002 and do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the launch of our first commercial spacecraft - expected the end of 2002. There is no assurance, however, that the Company will achieve or sustain any positive cash flow or profitability thereafter.

         During the years ended December 31, 2001 and December 31, 2000, we raised approximately $145,000 through private sales of stock. To execute the Company's total strategy of small, capable, low-cost micro satellites, hybrid propulsion products and new commercial revenue sources, we require significant funding and/or the win of both significant government and commercial programs. The current estimate of investor or customer funding is over $20 million, which could come from a combination of private and/or public equity placements or government and commercial customers. At this time, we do have an ongoing private placement to generate up to $1 million of private equity, but do not have a commitment from any placement agent or underwriter to implement any additional public or private offering.

         The Company may also need to raise additional capital if, for example,
(i) significant delays occur in deploying its first space mission due to technical difficulties, launch, or satellite failure, or other reasons; (ii) the Company does not enter into agreements with customers on the terms the Company anticipates; (iii) the Company's net operating deficit increases because it incurs significant unanticipated expenses; or (iv) the Company incurs additional costs from modifying its satellite products or its proposed hybrid-related systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. A substantial shortfall in funding would delay or prevent deployment of the hybrid-related systems, a Lunar Orbiter or a NEAP-like system.

         Our ability to execute a public offering or otherwise obtain funds is subject to numerous factors beyond our control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that the Company will be profitable, or that any additional public offering will occur, that the Company will be successful in obtaining additional funds from any source or be successful in implementing an acceptable exit strategy on behalf of its investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to the Company when such funds are needed or may be on terms which are significantly adverse to the Company's current shareholders. The unavailability of funds when needed would have a material adverse effect on the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

         Please see the Company's audited financial statements for the period ended December 31, 2001 as compared to the period ended December 31, 2000 attached hereto.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The management and directors of the Company's business activities are under the control of its Board of Directors. Our Chief Executive Officer, James
W. Benson, and Chief Operating Officer, Charles H. Lloyd, manage the Company's daily operations. Our Board currently consists of six directors. General Howell
M. Estes, III (USAF Retired), and Retired Congressman Robert S. Walker were added to the Board of Directors in 2001. Below are the executive officers and directors of the Company.

NAME                                            POSITION HELD
----                                            -------------

James W. Benson                                 Chief Executive Officer,
13855 Stowe Drive                               Director, Chairman of the Board
Poway, California 92064

Charles H. Lloyd                                Director, Chief Operating and
13855 Stowe Drive                               Financial Officer
Poway, California 92064

Susan Benson                                    Secretary
13855 Stowe Drive
Poway, California 92064

Wesley T. Huntress*                             Director
13855 Stowe Drive
Poway, California 92064

Curt Dean Blake*                                Director
13855 Stowe Drive
Poway, California 92064

General Howell M. Estes, III (USAF Retired), *  Director
13855 Stowe Drive
Poway, California 92064

Robert S. Walker *                              Director
13855 Stowe Drive
Poway, California 92064

     *   Denotes Independent Director

         The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

         JAMES W. BENSON, age 56, is the founder of the Company, and has served as its Chief Executive Officer and Chairman since inception. Mr. Benson is also a Director of the Company, a position he has held since October 1997. In 1984, Mr. Benson founded Compusearch Corporation (later renamed Compusearch Software Systems), in McLean, Virginia. The company was based on use of personal computers to create full text indexes of massive government procurement regulations and to provide fast full text searches for any word or phrase; the first instance of large scale, commercial implementation of PC-based full text searching, which later grew to encompass such systems as worldwide web search engines. Seeing related opportunities in document and image management, Mr. Benson started the award-winning ImageFast Software Systems in 1989, which later merged with Compusearch. In 1995, Mr. Benson sold Compusearch and ImageFast, and retired at age fifty. After months of research, Mr. Benson started SpaceDev LLC, which was acquired by the Company in October 1997. Mr. Benson holds a Bachelor of Science degree in Geology from the University of Missouri. He founded the non-profit Space Development Institute and introduced the $5,000 Benson Prize for Amateur Discovery of Near Earth Objects. He is also Vice-Chairman and private sector representative on NASA's national Space Grant Review Panel and a member of the American Society of Civil Engineers subcommittee on Near Earth Object Impact Prevention and Mitigation.

         CHARLES H. LLOYD, age 51, a Director of the Company, has been the Company's Chief Financial Officer since November 3, 1999. He was also appointed the Company's Chief Operating Officer on July 20, 2001. Mr. Lloyd was formerly the CEO and President of International Launch Services (ILS), a joint venture of Lockheed Martin Corporation, Khrunichev State Research and Production Space Center and RSC Energia. During his tenure at ILS from 1993 to 1998, he was responsible for the development, expansion, and ongoing operation of the joint venture. Mr. Lloyd aggressively marketed product lines globally, not only by overcoming cultural barriers, but also by structuring the organization to support multiple product and management requirements. He is credited with developing strategic international relationships between the United States and Russia, and with setting the industry standard for strict controls in the transfer of technology. Mr. Lloyd and his team at ILS generated over a billion dollars in new contracts and developed competitive markets in Asia, Europe, and North America, all of which have provided increased revenues. He has close to 20 years of senior management experience in high technology, international service and manufacturing environments, with most of that time in positions focused on operations management, marketing and finance and administration. Prior to his employment with Lockheed and ILS, Mr. Lloyd held several management positions at General Dynamics (GD) from 1980 to 1993. He was Vice President and Managing Director, and responsible for the management and operations of General Dynamics Commercial Launch Services. Prior to that, he was Vice President of Finance and Controller of GD Space Systems, and Vice President of Finance and Administration of GD Services Company. Mr. Lloyd began his career as a Senior Financial Planning Analyst at Ford Motor Company in 1975. Mr. Lloyd holds a Masters of Business Administration from the University of Michigan and earned his Bachelor of Arts Degree in Finance from Virginia Polytechnic Institute and State University.

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

         GENERAL HOWELL M. ESTES, III (USAF RETIRED), age 59, was appointed to the Company's Board of Directors on April 2, 2001. General Estes retired from the United States Air Force in 1998 after serving for 33 years. At that time he was the Commander-in-Chief of the North American Aerospace Defense Command (CINCNORAD) and the United States Space Command (CINCSPACE), and the Commander of the Air Force Space Command (COMAFSPC) headquartered at Peterson AFB, Colorado. In addition to a Bachelor of Science Degree from the Air Force Academy, he holds a Master of Arts Degree in Public Administration from Auburn University and is a graduate of the Program for Senior Managers in Government at Harvard's JFK School of Government. Gen. Howell Estes is the President of Howell

Estes & Associates, Inc., a wholly owned consulting firm to CEOs, Presidents and General Managers of aerospace and telecommunications companies worldwide. He serves as Vice Chairman of the Board of Trustees at The Aerospace Corporation. He served as a consultant to the Defense Science Board Task Force on SPACE SUPERIORITY and more recently as a commissioner on the U.S. Congressional Commission to Assess United States National Security Space Management and Organization (the "Rumsfeld Commission").

         ROBERT S. WALKER, age 59, was appointed to the Company's Board of Directors on April 2, 2001. Mr. Walker has acted as Chairman of Wexler & Walker Public Policy Associates in Washington, D.C. since January 1997. As a former Congressman (1977-1997), Chairman of the House Science Committee, Vice Chairman of the Budget Committee, and a long-time member of the House Republican leadership, Walker became a leader in advancing the nation's space program, especially the arena of commercial space, for which he was the first sitting House Member to be awarded NASA's highest honor, the Distinguished Service Medal. Bob Walker is a frequent speaker at conferences and forums. His main issues include the breadth and scope of space regulation today, and how deregulation could unleash the telecommunications, space tourism, broadcast and Internet industries. Mr. Walker currently sits on the boards of directors of DCH Technology, Inc. and Aerospace Corporation, positions held since January 1999 and March 1997, respectively. DCH Technology, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934. Wexler & Walker is a Washington-based, full-service government relations firm founded in 1981. Wexler & Walker principals have served in Congress, in the White House and federal agencies, as congressional staff, in state and local governments and in political campaigns. Wexler & Walker is a leader on the technology issues of the twenty-first century. During 2001, the Company incurred consulting fees with Hill and Knowlton, Inc., an affiliate of Wexler & Walker, in an aggregate amount of $36,493.13.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review on the Forms 3 and 4 furnished to the Company with respect to its most recent fiscal year, each of the Directors and/or Executive Officers each timely filed his initial Form 3 and Forms 4 under Section 16(a) of the Securities and Exchange Act of 1934 during 2001 with the following exception: James W. Benson failed to timely file a Form 4 on 50,000 shares transferred to EMC Holdings Corporation in June 2001 without compensation as an inducement to their entering into a contract relationship with the Company. Mr. Benson has now filed a Form 5 with respect to that transaction.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

         The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years:

                                          SUMMARY COMPENSATION TABLE
                                                            ---------------------------------------
                                                                    Long Term Compensation
                        ----------------------------------- ---------------------------------------
                               Annual Compensation                    Awards            Payouts
                        ----------------------------------- --------------------------- -----------
                                                  Other     Restricted   Securities                     All
Name and                                         Annual        Stock     Underlying     LTIP            Other
Principal               Salary                Compen-sation  Award(s)    Options/       Payouts     Compensation
Position        Year    ($)        Bonus ($)      ($)           ($)      SARs (#)          ($)         ($)
--------------- ------- ---------- ---------- ------------- ------------ -------------- ----------- ----------
James W.        1999            -          -             -            -              -           -          -
Benson, CEO     2000       42,946          -             -            -              -           -          -
(1)             2001      147,923          -             -            -         10,000           -          -

Charles H.      1999        8,077          -             -            -        450,000           -          -
Lloyd, COO &    2000       77,770          -             -            -     750,000(2)           -          -
CFO             2001      200,000          -             -            -         10,000           -          -

Stanley         1999            -          -             -            -              -           -          -
Dubyn,          2000      125,192          -             -            -     100,000(3)           -          -
President       2001       92,844          -             -    45,170(3)              -           -          -

David (4)       1999            -          -             -            -              -           -          -
Smith, CTO &    2000       62,308          -             -            -              -           -          -
VP              2001       94,545          -             -            -              -           -          -

(1) James W. Benson was awarded 10,000 options as a part of an annual award of options to employees of the Company.
(2) 200,000 of these options were performance-based options, which terminated on December 31, 2000. Mr. Lloyd was awarded 10,000 options as a part of an annual award of options to employees of the Company.
(3) 50,000 of the Year 2000 options were performance-based options, which terminated on March 4, 2001. The 2001 restricted stock award represented 50,000 shares. Mr. Dubyn is no longer an officer or director of the Company.
(4)      David Smith is no longer an officer of the Company.

         During the last fiscal year and as of December 31, 2001, the Company granted stock options to executive officers as set forth in the following table:

                    OPTION/SAR GRANTS ENDED DECEMBER 31, 2001

                                  Individual Grants
---------------------------------------------------------------------------------------------
                    Number of        % of Total
                    Securities       Options/SARs
                    Underlying       Granted to
                    Options/SARs     Employees in      Exercise of Base
Name                Granted (#)      Fiscal Year       Price ($/Sh)        Expiration Date
----                -----------      -----------       ------------        ---------------
James W. Benson         10,000             1.54%              .9469            8/27/06
Charles H. Lloyd        10,000             1.54%              .8609            8/27/07


         The following table is intended to provide information as to the number of stock options exercised by each of the executive officers listed above, the value realized upon exercise of such options, and the number and value of any unexercised options still held by such individuals.

                                                                 Number of
                                                                 Securities
                                                                 Underlying            Value of Unexercised
                                                                 Unexercised           In-the-Money
                                                                 Options/SARs at       Options/SARs at FY-
                                                                 FY-End (#)            End ($)

                      Shares Acquired                            Exercisable/          Exercisable/
Name                  on Exercise (#)     Value Realized ($)     Unexercisable         Unexercisable(1)
--------------------- ------------------- ---------------------- --------------------- ----------------------
James W. Benson                        0                      0              500,000/                 0/0
                                                                           2,010,000

Charles H. Lloyd                       0                      0            1,000,000/                 0/0
                                                                              10,000

(1) For purposes of determining whether options are "in-the-money," the Company defined fair market value as the five-day trading average of the Company's common stock on the Over-The-Counter Bulletin Board as of March 15, 2002, or $0.52 per share. None of the options listed on the table are "in-the-money."

REMUNERATION PAID TO DIRECTORS

         The following table sets forth the remuneration paid to the Company's directors during its fiscal year ended December 31, 2001.


--------------------- ------------------------------------------------------ ---------------------------------
                                        Cash Compensation                            Security Grants
                      ------------------------------------------------------ ---------------------------------
                                                                                            Number of
                                                                                            Securities
                      Annual Retainer                    Consulting          Number of      Underlying
Name                  Fees              Meeting Fees     Fees/Other Fees     Shares         Options/SARs
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
James W. Benson                      -                -                   -              -                  -
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Charles H.
Lloyd                                -                -                   -              -                  -
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Wesley T. Huntress                   -                -                   -                            20,000
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Curt Dean Blake                      -                -              $1,473              -             30,000
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
General Howell M.                    -                -                   -              -             26,667
Estes, III(1)
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Robert S. Walker(1)                  -                -                   -              -             26,667
--------------------- ----------------- ---------------- ------------------- -------------- ------------------

(1) Pursuant to its policy regarding compensation of independent directors, the Company issued Mr. Estes III and Mr. Walker options to purchase a total of $10,000 in common shares, or 13,334 shares at a per share price of $.75, upon acceptance of their positions as directors for the Company. The exercise price of the shares represents the fair market value on April 16, 2001, the date of issuance. The options vest at a rate of 50% on April 16, 2002 and the remaining 50% on April 16, 2004. Mr. Estes III and Mr. Walker also received options to purchase 20,000 shares each on April 18, 2001, July 20, 2001 and October 17, 2001 for their attendance at two telephonic meetings and one in person meeting of the Company's Board of Directors. These options vest as follows: 50% on the one-year anniversary of the grant date and 50% on the two-year anniversary of the grant date.

EMPLOYMENT AGREEMENTS

         On November 21, 1997, the Company entered into a five-year employment agreement with its President, James W. Benson. This agreement provides for compensation of salary and stock as well as stock options. This agreement also prohibits Mr. Benson from competing with the Company, disclosing any confidential information, or soliciting any employees or customers of the Company for one year after termination of employment. The SpaceDev Board of Directors amended the Employment contract for Mr. James Benson at its meeting on July 16, 2000. The amended agreement provides for the grant of options to purchase up to 4,000,000 shares of the Company's common stock upon the occurrence of certain events. Such options would be immediately exercisable upon grant.

         On November 1, 1999, the Company, through ISS, entered into an employment agreement with its Chief Executive Officer, Charles H. Lloyd. The agreement automatically renews for one-year periods until terminated by written notice of either Mr. Lloyd or ISS. This agreement provides for compensation of salary and options to the employee. The agreement also prohibits the employee from competing with ISS or the Company for one (1) year after termination of employment. In November 1999, Mr. Lloyd was appointed as Chief Financial Officer of SpaceDev pursuant to a provision in the agreement allowing Mr. Lloyd to serve as an officer of the parent company. In October 2001, Mr. Lloyd was also appointed to the position of Chief Operating Officer of SpaceDev.

EMPLOYEE BENEFITS

         At the Company's Stock Option Plan of 1999, the shareholders adopted an Incentive Employee Stock Option Plan under which its Board of Directors may grant employees, directors and affiliates of the Company Incentive Stock Options, Supplemental Stock Options and other forms of stock-based compensation, including bonuses or stock purchase rights. Incentive Stock Options, which provide for preferential tax treatment, are only available to employees, including officers, and affiliates of the Company, and may not be issued to non-employee directors. The exercise price of the Incentive Stock Options must be 100% of the fair market value of the stock on the date the option is granted. Pursuant to the Company's plan, the exercise price for the Supplemental Stock Options will not be less than 85% of the fair market value of the stock on the date the option is granted. The Company is required to reserve an amount of common shares equal to the number of shares which may be purchased as a result of awards made under the Plan.

         At the 2000 Annual Stockholder Meeting, the shareholders approved an amendment to the Stock Option Plan of 1999, increasing the number of shares eligible for issuance under the Plan to 30% of the then outstanding common stock and allowing the Board of Directors to make annual adjustments to the Plan to maintain a 30% ratio to outstanding common stock at each annual meeting of the Board of Directors. No adjustment was made by the Board at its annual meeting in 2001, as a determination was made that the number of shares then available under the Plan was sufficient to meet the Company's needs. As of December 31, 2001, 4,184,698 shares were authorized for issuance under the Plan, 2,142,000 of which were subject to outstanding options and awards. The Stock Option Plan of 1999 has been registered with the U.S. Securities & Exchange Commission on Form S-8.

         During the fourth quarter of fiscal year 2001, we issued options to purchase 275,282 shares to our employees under the Plan, including non-statutory options to purchase 70,000 shares issued to one individual as part of our agreement to purchase all right, title and interest to Explorespace.com. In addition, we issued non-statutory options to purchase 5,000 shares each to our independent directors for attendance at our October 17, 2001 Board of Directors meeting.. No options were issued to officers of the Company during the fourth quarter.

         In addition to the Stock Option Plan of 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan, which authorized the Company's Board of Directors to make twelve consecutive offerings of our common stock to employees of the Company. The 1999 Employee Stock Purchase Plan has been instituted. To date, no employees have purchased any shares of common stock under the Plan.

         The Company also offers a variety of health, dental, vision and life insurance benefits to its employees. The Company also offers a 401(k) program to its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information as March 15, 2001 concerning the beneficial ownership of the Company's common stock by (i) each director,
(ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

------------------------------ ----------------------------------- ---------------------------- --------------------
                                 Name and Address of Beneficial       Amount and Nature of       Percent of Class
Title of Class                              Owner(2)                  Beneficial Ownership
------------------------------ ----------------------------------- ---------------------------- --------------------
$.0001 par value common stock  James W. Benson, CEO and                           9,578,413(3)        68%(1)
                               President and
                               Susan Benson, Secretary
                               13855 Stowe Drive
                               Poway, California 92064

$.0001 par value common stock  Charles H. Lloyd
                               Chief Financial Officer
                               13855 Stowe Drive
                               Poway, California 92064                                  25,000         7%(1)

$.0001 par value common stock  Curt Dean Blake, Vice President
                               13855 Stowe Drive
                               Poway, California 92064                                      --         <0.1

$.0001 par value common stock  Wesley T. Huntress Jr., Director
                               13855 Stowe Drive
                               Poway, California  92064                                  8,868         <0.1%

$.0001 par value common stock  General Howell M. Estes, III,
                               Director
                               13855 Stowe Drive
                               Poway, California  92064                                     --         <0.1%

$.0001 par value common stock  Robert S. Walker, Director
                               13855 Stowe Drive
                               Poway, California  92064                                     --         <0.1%

$.0001 par value common stock  Officers and Directors as a group                    9,6712,281        65%(1)

(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 15, 2001, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on total outstanding shares of 14,817,580 on March 15, 2001.
(2) Represents 186,000 shares held directly by James W. and Susan Benson; 8,895,000 shares held by SD Holdings, LLC, an entity controlled by James W. Benson; and 497,413 shares recently transferred from SD Holdings, LLC to Space Development Institute, a 501(c)(3) corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         James W. Benson, the Company's Chief Executive Officer and Chairman of the Board of Directors, and Susan Benson, the Company's Secretary, are husband and wife.

         Mr. Benson has personally guaranteed the loans for the purchase of the Company's new headquarters; the loans are in the amount of $2,265,768.

         One of our independent directors, Robert S. Walker, is a principal of Wexler & Walker, Public Policy Associates, a Washington-based, full-service government relations firm founded in 1981. Wexler & Walker principals have served in Congress, in the White House and federal agencies, as congressional staff, in state and local governments and in political campaigns. Wexler & Walker is a leader on the technology issues of the twenty-first century. During 2001, the Company incurred consulting fees with Hill and Knowlton, Inc., an affiliate of Wexler & Walker, in an aggregate amount of $36,493.13.

         In December 2001, the Company entered into a consulting agreement with one of its independent directors, Curt D. Blake, pursuant to which Mr. Blake agreed to prepare a business plan for the Company and identify and qualify significant investors and potential acquisition targets for SpaceDev. Under the agreement, Mr. Blake would receive the following compensation for preparation of the business/marketing plan:

         -        $500 per day compensation --based on $120,000 per year rate,
         -        1/3 in cash,
         - 1/3 in deferred cash, payable when SpaceDev obtains $2 million or more in additional business (or investment), or if that event does not occur within six months, then the payment will be made in common stock,
         - 1/3 in common stock, payable monthly in Rule 144 restricted shares, and
         - non-statutory stock options for 20,000 shares upon completion and acceptance of the marketing/business plan.

In addition, Mr. Blake will receive a finder's fee equal to 3% of all monies raised as a result of introductions made by him, 80,000 common shares per million dollars raised.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

    ITEM                                                                EXH. NO.
    ----                                                                --------

    SpaceDev's Articles of Incorporation(1)                                3.1
    SpaceDev's Articles of Amendment to Articles of Incorporation dated
    November 4, 1997 Authorizing Series B Preferred Stock(1)               3.2
    SpaceDev's Articles of Amendment to Articles of Incorporation dated
    December 17, 1997 Changing Name to SpaceDev, Inc. (1)                  3.3
    SpaceDev's Bylaws* 3.4 Form of Common Stock Certificate(1)             4.1
    Form of Non-Qualified Stock Option(1)                                  4.2
    Form of Incentive Stock Option(1)                                      4.3
    Form of Re-Pricing Warrant(1)                                          4.4
    Form of Warrant(1)                                                     4.5
    1999 Stock Option Plan(1)                                              4.6
    First Amendment to 1999 Stock Option Plan                              4.7
    1999 Employee Stock Purchase Plan(1)                                   4.8
    Form of Warrant from November 2, 2000 Private Placement (4)            4.9
    Common Stock Purchase Warrant-Phillips Aerospace(4)                    4.10
    Common Stock Exchange Agreement Between SpaceDev and SIL(1)            10.1
    Mutual Rescission and Release of Share Acquisition Agreement(1)        10.2
    Share Exchange Agreement Between SpaceDev and ISS(1)                   10.3
    Agreement of License and Purchase of Technology Between SpaceDev and
    AMROC(1)                                                               10.4
    Firm Fixed Price Agreement Number 108252 Between SpaceDev and Regents
    of the University of California(1)                                     10.5
    Employment Agreement of James W. Benson(2)                             10.6
    Employment Agreement between ISS and Charles H. Lloyd(1)               10.7
    Deed of Counter-Indemnity dated August 28, 1999(3)                     10.8
    Financial Advisory Services Agreement, dated June 18, 2001(5)          10.9
    Consultant/Advisory Services Agreement, dated June 18, 2001(5)         10.10
    Consent of Independent Auditor                                         23.1

(b)      Reports on Form 8-K:

One Report on Form 8-K has been filed by the Company since fiscal year ended December 31, 2000. This report, dated February 27, 2001, disclosed the formation and funding of the Company's majority-owned Australian subsidiary.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-28947).
(2) Incorporated by reference to Exhibit 10.1 previously filed as an Exhibit to Registrant's Form 10-QSB filed on August 10, 2000.
(3) Incorporated by reference to Exhibit 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on September 20, 2000.
(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed on April 2, 2001.
(5) Incorporated by reference to Exhibits 10.1 and 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on July 19, 2001.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS

================================================================================




REPORT OF INDEPENDENT AUDITORS'                                              F-2


FINANCIAL STATEMENTS

           Consolidated Balance Sheets                                F-3 to F-4

           Consolidated Statements of Operations                             F-5

           Consolidated Statements of Stockholders' Deficit           F-6 to F-8

           Consolidated Statements of Cash Flows                     F-9 to F-10

           Notes to Consolidated Financial Statements               F-11 to F-30

REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors of
SPACEDEV, INC.

We have audited the accompanying consolidated balance sheets of SPACEDEV, INC. AND SUBSIDIARIES (see Note 1(c) to the consolidated financial statements) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company incurred net losses of $1,855,871 and $1,405,395 for the years ended December 31, 2001 and 2000, respectively, and had working capital deficits of $1,002,390 and $1,559,791 as of December 31, 2001 and 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Nation Smith Hermes Diamond

Nations Smith Hermes Diamond
Accountants & Consultants, APC
San Diego, California
February 20, 2002

                                                                  SPACEDEV, INC.
                                                                             AND
                                                                    SUBSIDIARIES

                                                                    CONSOLIDATED
                                                                  BALANCE SHEETS

 DECEMBER 31,                                      2001                 2000
--------------------------------------------------------------------------------

 ASSETS (Note 4)

 CURRENT ASSETS
     Cash (Note 10(a))                         $   211,637          $   259,623
     Accounts receivable (Note 10(b))              290,615              316,348
     Other current assets                            6,974                6,974
--------------------------------------------------------------------------------

 Total current assets                              509,226              582,945

 FIXED ASSETS - NET (NOTES 1(G) AND 2)           2,180,569            2,263,457


 INTANGIBLE ASSETS - NET (NOTES 1(G) AND 3)              -            1,502,585

 CAPITALIZED SOFTWARE  COSTS (NOTE 1(E))           207,016              207,016


 PREPAIDS AND OTHER ASSETS                         116,840               80,651
--------------------------------------------------------------------------------

                                              $  3,013,651         $  4,636,654
================================================================================


                                                                                            SPACEDEV, INC.
                                                                                                       AND
                                                                                              SUBSIDIARIES

                                                                                              CONSOLIDATED
                                                                                            BALANCE SHEETS

 DECEMBER 31,                                                                       2001              2000
-----------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
    Current portion of notes payable (Note 5(a))                            $     61,761        $   13,000
    Current portion of capitalized lease obligations (Note 9(a))                  31,130            52,290
    Notes payable - related party (Note 5(b))                                     80,000            80,000
    Accounts payable and accrued expenses                                        397,914           490,249
    Accrued payroll, vacation and related taxes                                  158,252           160,174
    Customer deposits and deferred revenue (Note 1(f))                           227,721           152,871
    Billing in excess of costs incurred and estimated earnings
      Note 1(f))                                                                 302,553           333,445
    Provision for anticipated loss (Note 10(c))                                  102,285           860,707
    Other accrued liabilities (Note 9(b))                                        150,000                 -
-----------------------------------------------------------------------------------------------------------

 Total current liabilities                                                     1,511,616         2,142,736

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 5(a))                            2,374,096         2,267,608

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES (NOTE 9(a))               26,942            87,465

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES (NOTE 5(b))              585,232           611,966

 DEFERRED REVENUE (NOTE 1(f))                                                      5,000             5,000
-----------------------------------------------------------------------------------------------------------

 Total liabilities                                                             4,502,886         5,114,775

 COMMITMENTS AND CONTINGENCIE (NOTES 9)

 STOCKHOLDERS' DEFICIT
    Convertible preferred stock, $.0001 par value, 10,000,000 shares
      authorized no shares issued or outstanding (Note 8(a))                           -                 -
    Common stock, $.0001 par value; 50,000,000 shares authorized, and
      14,817,580 and 14,005,229 shares issued and outstanding,
      respectively (Note 8(b))                                                     1,481             1,400
    Additional paid-in capital                                                 8,204,831         7,360,155
    Additional paid-in capital - stock options (Note 8(d))                       750,000           750,000
    Deferred compensation (Note 8(d))                                           (250,000)         (250,000)
    Accumulated deficit                                                      (10,195,547)       (8,339,676)
-----------------------------------------------------------------------------------------------------------

 Total stockholders' deficit                                                  (1,489,235)         (478,121)
-----------------------------------------------------------------------------------------------------------

                                                                           $   3,013,651      $  4,636,654
===========================================================================================================

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                 CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                  SPACEDEV, INC.
                                                                                AND SUBSIDIARIES
                                                                                    CONSOLIDATED
                                                                                   STATEMENTS OF
                                                                                      OPERATIONS

 YEARS ENDED DECEMBER 31,                                            2001              2000
------------------------------------------------------------------------------------------------
 NET SALES                                                      $  4,099,094       $  3,893,271

 Cost of sales                                                     2,808,028          2,385,444
 Anticipated loss on uncompleted contract (Note 10( c ))            (397,238)           860,707
------------------------------------------------------------------------------------------------

 TOTAL COST OF SALES                                               2,410,790          3,246,151

 GROSS MARGIN                                                      1,688,304            647,120

 OPERATING EXPENSES
    General and administrative (including stock-based
        compensation of $635,873 and $95,909, respectively)
           (Note 1(l))                                             2,118,592          1,725,147
    Impairment of goodwill (Note 3(a))                               922,932                  -
    Research and development (Note 1(h))                             198,400                  -
------------------------------------------------------------------------------------------------

 TOTAL OPERATING EXPENSES                                          3,239,924          1,725,147

------------------------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                                             (1,551,620)        (1,078,027)

------------------------------------------------------------------------------------------------

 OTHER EXPENSE
 Interest expense                                                   (302,651)          (325,768)
------------------------------------------------------------------------------------------------

 LOSS BEFORE INCOME TAXES                                         (1,854,271)        (1,403,795)
 Income tax provision (Notes 1(h) and 6)                               1,600              1,600
------------------------------------------------------------------------------------------------

 NET LOSS                                                       $ (1,855,871)      $ (1,405,395)
================================================================================================
 NET LOSS PER SHARE:
     Net loss                                                   $      (0.13)      $      (0.10)
------------------------------------------------------------------------------------------------

     Weighted-Average Shares Outstanding                          14,440,354         13,956,796
================================================================================================

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                 CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                                          SPACEDEV, INC.
                                                                                                        AND SUBSIDIARIES

                                                                                              CONSOLIDATED STATEMENTS OF
                                                                                                   STOCKHOLDERS' DEFICIT
                                                                         Convertible
                                                                        Preferred Stock                Common Stock
                                                                      --------------------          --------------------
                                                                      Shares        Amount          Shares        Amount
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                                                 -        $    -      13,879,945     $   1,388

Common stock issued for cash (Note 8(b))                                   -             -          25,000             2
Common stock issued for services (Note 8 (b))                              -             -          60,284             6
Common stock issued to former employee (Note 8 (b))                        -             -          40,000             4
Options issued for services (Note 8(c))                                    -             -               -             -
Warrants issued for acquisition of intangible assets (Note 3(b))           -             -               -             -

   Net loss                                                                -             -               -             -
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                               -             -      14,005,229         1,400

Common stock issued for cash (Note 8(b))                                   -             -         156,752            16
Common stock issued for services (Note 8 (b))                              -             -         605,599            60
Common stock issued to former employee (Note 8 (b))                        -             -          50,000             5
Common stock exchanged by related party for services (Note 8(b))           -             -               -             -
Options issued for services (Note 8(c))                                    -             -               -             -
Warrants issued for acquisition of intangible assets (Note 3(b))           -             -               -             -

    Net loss                                                               -             -               -             -
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                                               -        $    -      14,817,580     $   1,481
=========================================================================================================================

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                     CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                          SPACEDEV, INC.
                                                                                        AND SUBSIDIARIES

                                                                                            CONSOLIDATED
                                                                                           STATEMENTS OF
                                                                                   STOCKHOLDERS' DEFICIT

                                                                       Additional
                                              Additional                 Paid-In
                                                 Paid-in               Capital -                Deferred
                                                 Capital           Stock Options            Compensation
---------------------------------------------------------------------------------------------------------
                                        $      7,155,077         $       750,000        $      (250,000)

                                                  24,998                       -                       -

                                                  77,832                       -                       -

                                                  54,560                       -                       -

                                                  18,071                       -                       -

                                                  29,617                       -                       -


Net loss                                               -                       -                       -
---------------------------------------------------------------------------------------------------------


                                               7,360,155                 750,000               (250,000)

                                                 119,984                       -                       -

                                                 545,047                       -                       -

                                                  45,165                       -                       -

                                                  45,500                       -                       -

                                                  67,055                       -                       -

                                                  21,925                       -                       -


 Net loss                                              -                       -                       -
---------------------------------------------------------------------------------------------------------

                                        $      8,204,831         $       750,000        $      (250,000)
=========================================================================================================

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                     CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                                               SPACEDEV, INC.
                                                                                                             AND SUBSIDIARIES

                                                                                                                 CONSOLIDATED
                                                                                                                STATEMENTS OF
                                                                                                        STOCKHOLDERS' DEFICIT
                                                                                                 Accumulated
                                                                                                       Other
                                                                            Accumulated        Comprehensive
                                                                                Deficit               Income            Total
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                                          $       (6,934,281)       $            -     $    722,184

Common stock issued for cash (Note 8(b))                                              -                    -           25,000
Common stock issued for services (Note 8 (b))                                         -                    -           77,838
Common stock issued to former employee (Note 8 (b))                                   -                    -           54,564
Options issued for services (Note 8(c))                                               -                    -           18,071
Warrants issued for acquisition of intangible assets (Note 3(b))                      -                    -           29,617

    Net loss                                                                (1,405,395)                    -      (1,405,395)
------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                                (8,339,676)                    -        (478,121)

Common stock issued for cash (Note 8(b))                                              -                    -          120,000
Common stock issued for services (Note 8 (b))                                         -                    -          545,107
Common stock issued to former employee (Note 8 (b))                                   -                    -           45,170
Common stock exchanged by related party for services (Note 8(b))                      -                    -           45,500
Options issued for services (Note 8(c))                                               -                    -           67,055
Warrants issued for acquisition of intangible assets (Note 3(b))                                                       21,925

    Net loss                                                                (1,855,871)                    -      (1,855,871)
------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                                        $      (10,195,547)       $            -    $ (1,489,235)
==============================================================================================================================

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                     CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                SPACEDEV, INC.
                                                                              AND SUBSIDIARIES
                                                                                  CONSOLIDATED
                                                                            STATEMENTS OF CASH
                                                                                         FLOWS

 YEARS ENDED DECEMBER 31,                                             2001             2000
-----------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $(1,855,871)      $(1,405,395)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                                 710,245           836,056
       Impairment of goodwill                                        922,932                 -
       Common stock issued for compensation and services             702,832            95,909
       Change in operating assets and liabilities:
         Accounts receivable                                          25,733            47,567
         Other assets                                                 (2,032)          (24,842)
         Accounts payable and accrued expenses                        38,349           229,011
         Accrued payroll, vacation and related taxes                  (1,922)           98,602
         Customer deposits and deferred revenue                       74,851           133,704
         Billings in excess of costs incurred and estimated
           earnings                                                  (30,892)           58,525
         Provision for anticipated loss                             (758,422)          860,707
         Accrued interest - related party                             53,266                 -
         Other accrued liabilities                                   189,402                 -
-----------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                            68,471           929,844
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capitalized software costs                                            -          (207,016)
     Purchases of fixed assets                                       (42,624)         (146,728)
-----------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (42,624)         (353,744)
-----------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in bank line of credit                                   -          (241,415)
     Principle payments on notes payable                             (14,840)          (31,392)
     Principal payments on capitalized lease obligations             (98,993)          (29,547)
     Payments on notes payable - related party                       (80,000)         (142,010)
     Proceeds from issuance of common stock                          120,000            25,000
-----------------------------------------------------------------------------------------------
 NET CASH USED IN FINANCING ACTIVITIES                               (73,833)         (419,364)
-----------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                (47,986)          156,736
-----------------------------------------------------------------------------------------------
 CASH AT BEGINNING OF YEAR                                           259,623           102,887
-----------------------------------------------------------------------------------------------
 CASH AT END OF YEAR                                             $   211,637       $   259,623
===============================================================================================

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                 CONSOLIDATED FINANCIAL STATEMENTS.


                                                                            SPACEDEV, INC.
                                                                          AND SUBSIDIARIES

                                                                              CONSOLIDATED
                                                                        STATEMENTS OF CASH
                                                                                     FLOWS

 YEARS ENDED DECEMBER 31,                                        2001                 2000
-------------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                           $   249,385          $   280,577
       Income Taxes                                       $     1,600          $     1,600

 NONCASH INVESTING AND FINANCING ACTIVITIES:
 During 2001 and 2000, the Company acquired $17,310 and $140,195, respectively, of fixed assets under capital lease agreements.

 During 2001 and 2000, the Company issued 655,599 and 60,284 shares of restricted common for consulting services with a fair value of approximately $590,000 and $78,000, respectively. The fair value of the shares was calculated using the average closing price surrounding the issuance date. See Note 8(b)).

 During 2001, the Company issued options to purchase 80,000 shares of common stock for services. These options were valued in accordance with SFAS 123 for fair value of approximately $67,000.

 During 2000, the Company issued warrants to purchase 28,236 shares of common stock for the acquisition of an intangible asset. These warrants were valued in accordance with SFAS 123 for fair value of approximately $18,000.

 In August 2001 and 2000, the Company issued warrants to purchase 25,000 shares of restricted common stock to acquire certain technology. These warrants were valued in accordance with SFAS 123 for fair value of approximately $22,000 and $30,000, respectively.




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

(b)   LIQUIDITY/GOING CONCERN
The accompanying consolidated financial statements as of December 31, 2001 have been prepared assuming the Company will continue as a going concern. However, the Company had working capital deficits of approximately $1,002,000 and $1,560,000 as of December 31, 2001 and 2000, respectively, and incurred net loss of $1,855,871 and $1,405,395 for the years ended December 31, 2001 and 2000, respectively. Although there was a significant reduction in the working capital deficit, items remain that raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 2001, management intends to continue to raise additional financing through a combination of public and private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(c)   PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Integrated Space Systems Inc. (ISS) (a California Corporation), and its inactive subsidiary, SpaceDev Australia.

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

Fixed assets, goodwill and other intangible assets were created upon the acquisition of the Company's subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three to five years. Fixed assets, goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Effective November 2001 there will be no more amortization of goodwill (see note 3).

(h)   RESEARCH AND DEVELOPMENT
The Company was actively engaged in new product development for the Office of Space Launch in 2001. Research and development expenditures relating to possible future products were expensed as incurred. Research and development expenses were $198,400.

(i)   ADVERTISING
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $67,000 in 2001 for the acquisition of explorespace.com.

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

(k)   NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the first quarter of 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective January 1, 2002. Management believes the adoption of SFAS No. 141 and 142 will not have a material impact on the Company

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition. The Company is required to adopt SFAS No. 144 no later than the first quarter of 2002.

(l)   STOCK-BASED COMPENSATION
In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS 123 in 1997. The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and has provided pro forma disclosures as if the fair value based method prescribed SFAS 123 has been utilized. See Note 8(d).

(m)   COMMON STOCK, STOCK OPTIONS AND WARRANTS TO NON-EMPLOYEES
The Company has valued its stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

(n)   NET LOSS PER COMMON SHARE
Net loss per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of SFAS No. 128, "Earnings per Share." Diluted net loss per share has not been presented, as the computation would result in anti-dilution.

(o)   FINANCIAL INSTRUMENTS
The Company's financial instruments consist primarily of cash, accounts receivable, capital leases and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

(p)   SEGMENT REPORTING
The Company's reportable segments are as follows: Space Missions Division (SMD) and ISS, there is a third inactive subsidiary, SpaceDev Australia. The Space Missions Division is in the process of developing unmanned earth-orbiting micro-satellites, unmanned deep space science exploration satellites and hybrid propulsion systems. ISS provided engineering services and became inactive in 2002. The Company follows the requirement of SFSA No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131").

2.    FIXED ASSETS

      Fixed assets consisted of the following:
      DECEMBER 31,                                  2001                  2000
      -------------------------------------------------------------------------
      Building and improvements             $  2,191,136          $  2,186,637
      Capital leases                             224,721               207,411
      Computer equipment                         251,158               200,033
      Furniture and fixtures                      18,445                18,445
      -------------------------------------------------------------------------
                                               2,685,460             2,612,526
      Less accumulated depreciation
         and amortization                       (504,891)             (349,069)
      -------------------------------------------------------------------------
                                            $  2,180,569          $  2,263,457
      =========================================================================

Depreciation and amortization expense for fixed assets was approximately $156,000 and $127,000 for the 2001 and 2000, respectively.

3.    ACQUISITIONS
All acquisitions have been accounted for using the purchase method of accounting and intangible assets are being amortized using the straight-line method. Initial purchase price includes stock issued at the date of acquisition, direct acquisition costs and any guaranteed future consideration.

(a)   ISS
On February 7, 1998, the Company issued 2,000,000 shares of restricted common stock and acquired all of the outstanding shares of common stock of Integrated Space Systems, Inc. ("ISS"). ISS provides engineering and technical services related to space-based systems, primarily launch vehicle integration. The fair value of the shares issued was $1.8125 per share, calculated using the average daily closing prices for a period surrounding the acquisition date. The acquisition price was not reduced for the Rule 144 restrictions on the shares of common stock. The total purchase price was valued at $3,625,000. The calculated purchase price in excess of the approximately $164,000 of net assets acquired was capitalized as goodwill was to be amortized over sixty months. On November 15, 2001, management determined that the unamortized balance of goodwill from the ISS acquisition of approximately $923,000 became impaired and was written off.

Goodwill from the ISS acquisition consisted of the following:

DECEMBER 31,                                    2001              2000
------------------------------------------------------------------------
Goodwill                                 $ 3,461,000       $ 3,461,000
Less accumulated amortization             (2,538,068)       (2,018,918)
Less impairment loss                        (922,932)                -
------------------------------------------------------------------------
                                         $         -       $ 1,442,082
========================================================================

Amortization expense was approximately $519,000 and $692,000 for 2001 and 2000, respectively.

(b)   AMROC
On August 14, 1998, the Company entered the Agreement for License and Purchase of Technology (AMROC) with an unrelated individual. The technology acquired was hybrid rocket technology that will be used in the future operations of the Company. Upon execution of the Agreement, the Company issued the seller a warrant to purchase 25,000 shares of restricted common stock at a strike price equal to 50% of the market price of the common stock on the issuance date.

For the three years following the Agreement date, the seller received warrants to purchase the greater of 25,000 shares of restricted common stock or a number of shares to be determined based on revenue generated from the acquired technology as defined below. In the fourth through tenth year following the Agreement date, the seller will receive a warrant to purchase a number of shares based on the amount of revenue generated from the acquired technology. All revenue based warrants are earned at a rate of one share per $125 of revenue generated from the technology acquired. Under the terms of the Agreement, the minimum number shares to be issued is 100,000 and the maximum consideration shall not exceed warrants to purchase 3,000,000 shares of common stock or $6,000,000 in recognized value. Recognized value is the sum of (a) the cumulative difference between the market price of the common stock and the strike price and (b) the cumulative difference between the market price on the date of exercise and the strike price for each warrant previously exercised.

The Company valued the warrants using the fair value method as prescribed by SFAS 123. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility of the stock, the expected dividend yield on the stock and the expected life of the warrants to determine the fair value of the warrants. The risk-free rate of interest used to value the initial issuance was 5.4 percent, a zero percent dividend yield was assumed and the expected life of the warrants was five years from the date of issuance. This calculation resulted in a fair value of $24,500 and was used as the value of the intangible assets acquired. On August 14, 2001 and 2000, the Company issued warrants to purchase 25,000 shares of restricted common stock with fair value of $21,925 and $29,617, respectively, using the same valuation method. This amount was capitalized as an additional acquisition of intangible assets and will be amortized over the remaining four years of the estimated useful life of the assets. All warrants are immediately exercisable after issuance and expire on the fifth anniversary of their issuance. No value is given to the future issuance of warrants, as the strike price is unknown at this time.

Other intangible assets consisted of the following:

DECEMBER 31,                                        2001             2000
---------------------------------------------------------------------------
Other intangibles                            $   116,292      $    94,367
Less accumulated amortization                    (65,415)         (33,864)
---------------------------------------------------------------------------
                                             $    50,877      $    60,503
===========================================================================

Amortization expense was approximately $32,000 and $17,000 for 2001 and 2000, respectively.

4.    LINE OF CREDIT
In November 1998, the Company (through ISS) obtained a bank line of credit in the amount of $250,000 which matured in November 1999 and was renewed for one year. At December 31, 1999, $241,415 was outstanding on the line of credit. The agreement expired in November 2000 and the balance was paid in full.

5.    NOTES PAYABLE
(a)   BUILDING AND SETTLEMENT NOTES
On December 21, 1998, the Company borrowed $1,300,000 from a lender to finance the purchase of its facility in Poway, California. The note called for monthly payments and a balloon payment on December 21, 1999. At December 31, 1999, the outstanding balance on this loan was $1,298,921. Upon its maturity, the note continued on a month-to-month basis until it was paid in full on February 23, 2000.

On February 23, 2000, the Company signed a $1,330,000 note with a new lender to refinance the aforementioned debt. The note calls for 300 monthly payments of approximately $10,000, which include principal and interest at prime plus 1.5%. On December 31, 2001 the interest rate on the note was 6.25% with an outstanding balance of $1,307,488. The note matures in February 2025.

In December 1998, the Chief Executive Officer (the "CEO") of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.00% and a balloon payment of $505,000, including interest, in December 2003. At December 31, 2001 and 2000, the outstanding balance on this loan was $499,671.

In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan called for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At December 31, 2001 and 2000, the outstanding balance on this loan was $458,609.

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At December 31, 2001, the outstanding balances on these notes were $170,089.

Future minimum principal payments on notes payable, building and settlement notes are as follows:

------------------------------------------------------
YEAR ENDED DECEMBER 31,
------------------------------------------------------
              2002                        $   61,761
              2003                           561,432
              2004                           499,489
              2005                            46,000
              2006                            18,500
              Thereafter                   1,248,675
------------------------------------------------------
                                          $2,435,857
======================================================

(b)   RELATED PARTIES
The Company had notes payable to the CEO. At December 31, 2001 and 2000, the balances were $665,232 and $691,966, respectively, with accrued interest of 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%.

Future minimum principal payments on notes payable, related parties are as follows:

YEAR ENDED DECEMBER 31,
----------------------------------------------------------
               2002                             $ 80,000
               2003                               80,000
               2004                               80,000
               2005                               80,000
               2006                               80,000
               Thereafter                        265,232
----------------------------------------------------------
                                                $665,232
==========================================================

Interest expense on these notes was $53,266 and $54,137 for 2001 and 2000, respectively.

6.    INCOME TAXES
Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,036,000 and $2,166,000 as of December 31, 2001 and 2000, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $130,000 in 2001 from $2,166,000 at December 31, 2000 to $2,036,000 at December
31, 2001.

At December 31, 2001, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $3,777,000 and $1,313,000, respectively. The federal and state tax loss carryforwards will expire through 2020, unless previously utilized.

A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:

      YEARS ENDED DECEMBER 31,                          2001          2000
      -----------------------------------------------------------------------
      Statutory U.S. federal rate                        34%           34%
      State income taxes - net of federal benefit         5%            5%
      Net operating loss for which no tax
         Benefit is currently available                 (39%)         (39%)
      -----------------------------------------------------------------------
                                                           -             -
      =======================================================================

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

      DECEMBER 31,                                     2001            2000
      ----------------------------------------------------------------------
      Deferred tax assets:
         Loss carryforwards                      $1,866,000     $ 1,699,000
         Temporary differences                      120,000         425,000
         Research and development credits            50,000          42,000
      ----------------------------------------------------------------------
      Gross deferred tax assets                   2,036,000       2,166,000

      Valuation allowance                        (2,036,000)     (2,166,000)
      ----------------------------------------------------------------------
                                                 $        -     $        -
      ======================================================================

7.    Employee Benefit Plan
(a)   PROFIT SHARING 401(K) PLAN
During 1997, the Company adopted a 401(k) retirement savings plan for its U.S. employees which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation. The Company may elect to make a matching contribution. The total Company contribution and participant salary reduction may not exceed 25% of the compensation of eligible participants. During 2001 and 2000, the Company did not contribute to the Plan.

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

(b)   COMMON STOCK, CONT.
The Company entered into agreements with current employees, legal professionals, contracted services, investor relations and public relations firms to perform services and reach certain milestones for the Company. In connection with these agreements, the Company issued 655,599 and 60,284 shares of its common stock and recorded expense of approximately $590,000 and $78,000 for 2001 and 2000, respectively. The fair value of the shares issued was calculated using the average closing price surrounding the issuance dates. Of the 655,599 shares issued in 2001, 500,000 shares of common stock were issued to EMC Holdings Group, Inc. ("EMC") pursuant to a Consultant Agreement with the Company. EMC was retained to render certain advisory services to the Company in exchange for a total of 1,200,000 shares of the Company's common stock, in three installments. EMC received the first installment on June 26, 2001. In November 2001, the Company filed a claim to terminate the agreement and rescind the issuance of the shares. As a result, the Company expensed the fair value of the share issuance of approximately $455,000.

In connection with the signing of the agreement, the Company's majority shareholder issued 50,000 shares of common stock to EMC with a fair value of approximately $45,000. The shares were recorded as a contribution of capital and additional expense related to the EMC agreement in accordance with the SEC's Staff Accounting Bulletin number 79.

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

On March 2, 2001, the PPM offering price was amended to a five-day average of the high bid prices on the date of issuance with no minimum per share price and the warrants allow the holder to acquire additional shares at the same price as the shares acquired.

The Company sold 156,752 and 25,000 shares of its common stock under the PPM during 2001 and 2000, respectively. The Company also issued matching warrants to the investors under the PPM agreement. The Company received $120,000 and $25,000 for the shares of common stock sold under the PPM during 2001 and 2000.

(c)   WARRANTS
On August 14, 2001 and 2000, the Company issued warrants to purchase 25,000 shares of common stock at 50% of their fair market value on the date of issuance, in return for the exclusive royalty-free right to use, sell and apply patents and other technology developed by an individual (see Note 3(b)). The individual will receive warrants to purchase a minimum of 25,000 additional shares and a maximum of 3,000,000 shares of common stock at 50% of their fair market value on the date of issuance. The number of shares varies with revenue generated by the technology on specific dates.

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

The options are subject to the following vesting conditions, which were amended on January 21, 2000, at the exercise prices set forth:

                                                                       Exercise
        Number                                                         price per
      of shares                     Vesting Conditions                   share
      --------------------------------------------------------------------------
        500,000   Currently vested                                         $1.00
        500,000   Obtaining $6,500,000 additional equity capital           $1.50
        500,000   Financing and executing a definitive space launch
                  agreement                                                $2.00
        500,000   Launching of first lunar or deep-space mission           $2.50
        500,000   Successful completion of first lunar or deep-space
                  mission                                                  $3.00
        250,000   Upon the Company's market capitalization reading $250
                  million                                                  $5.00
        500,000   Upon the Company's market capitalization reading $500
                  million                                                 $10.00
        750,000   Upon the Company's market capitalization reading $1
                  billion                                                 $20.00
      --------------------------------------------------------------------------

All options expire five years from date of amendment.

In accordance with APB 25, the Company recognized $500,000 of compensation expense and $250,000 of deferred compensation in 1997. The options are subject to vesting conditions and have exercise prices between $1.00 and $3.00 per share.

On August 27, 2001, as part of an annual review process, an additional 10,000 options were granted at the exercise price of $.9469 per share with a set vesting schedule of 3,333 per year after issuance with the third year having 3,334 options vest. These options expire five years from grant date.

During 1998, the Company granted options to three key employees to purchase up to 300,000 shares of restricted common stock with exercise prices between $1.00 and $3.50 per share.

                                                                       Exercise
          Number                                                      price per
        of shares                     Vesting Conditions                share
      --------------------------------------------------------------------------
           60,000   Successful completion of the first space craft       $1.00
           60,000   Upon ISS generating $750,000 in pre-tax profits      $1.50
           60,000   Upon launch of the first space craft                 $2.00
           60,000   Upon rendezvous of space craft with NEAP target      $2.50
           60,000   Upon reaching 17% profit for two years               $3.50
      --------------------------------------------------------------------------

All options expire five years from the date of issuance.

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

Under the terms of the employment agreement with ISS, the Company, as the parent corporation, agreed to grant stock options to purchase 250,000 shares of the Company's common stock pursuant to the Company's Stock Option Plan upon execution of the employment agreement. These options began vesting three months after the date of grant. On February 1, 2000, the Company issued options to purchase an additional 250,000 shares of common stock at a per share price of $1.44 (the then fair market value) pursuant to the agreement. The CFO received additional options to purchase 500,000 stock options shares at a rate of 250,000 per quarter during the remainder of his first year of employment with ISS. Additionally, the Company agreed to issue non-qualified stock options to purchase up to 200,000 common shares, which will vest upon ISS raising and acquiring a minimum equity financing of $10,000,000, with options to purchase 20,000 common shares for each $1,000,000 of equity financing obtained. These 200,000 options have since expired in 2000. All options will be exercisable at the fair market value of the common stock on the date the option was granted and will expire ten years from the date of issuance.

On August 27, 2001, as part of an annual review process, an additional 10,000 options were granted at the exercise price of $.8609 per share with a set vesting schedule of 3,333 per year after issuance with the third year having 3,334 options vest. These options expire six years after grant date.

The following summarizes stock option activity related to all of the option plan and employee compensation agreements:

                                                                      Weighted
                                                      Options          Average
                                                  Outstanding  Exercise Prices
      -------------------------------------------------------------------------
      Balance at January 1, 2000                    3,252,222             1.95
           Granted                                  1,009,331             1.27
           Exercised                                       -                 -
           Expired                                   (500,000)            1.63
      -------------------------------------------------------------------------

      Balance at December 31, 2000                  3,761,553            $1.81
           Granted                                    648,609              .83
           Exercised                                       -                 -
           Expired                                    (50,000)            1.28
      -------------------------------------------------------------------------

      Balance at December 31, 2001                  4,360,162            $1.67
      =========================================================================

The weighted average fair value of options granted to employees under the plan during 2001 and 2000 was $.83 and $1.23, respectively. At December 31, 2001 and 2000, there were 1,834,475 and 1,625,147 options exercisable at a weighted average exercise price of $.94 and $1.21 per share, respectively. The weighted average remaining life of outstanding options under the plan at December 31, 2001 was 4.68 years.

                                         Weighted-Average
          Range of        Number of          Remaining         Number of    Weighted-Average
          Exercise         Shares        Contractual Life        Shares       Exercisable
           Price         Outstanding   of Shares Outstanding  Exercisable        Price
      --------------------------------------------------------------------------------------
      $0.584-0.99            534,309        4.18 years               85,975         $0.7925
        1.00-1.99          2,323,631        6.54 years            1,746,278            1.25
        2.00-2.99          1,002,222        4.39 years                2,222            2.25
        3.00-3.50            500,000        4.39 years                   -             3.00
      --------------------------------------------------------------------------------------
                           4,360,162        4.68 years            1,834,475           $1.01
      ======================================================================================

As of December 31, 2001, the Company had warrants outstanding that allow the holders to purchase up to 309,988 shares of common stock at prices between $.435 and $1.44 per share. The warrants may be exercised any time within five years of issuance.

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2001 and 2000 using the minimum value method as prescribed by SFAS 123. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%; expected volatility of 117% and the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during 2001 and 2000 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

      YEARS ENDED DECEMBER 31,                      2001            2000
      --------------------------------------------------------------------
      Net loss:
        As reported                          $(1,855,871)    $(1,405,395)
        Pro forma                            $(2,002,481)    $(2,821,467)
      --------------------------------------------------------------------
      Loss per Share:
        As reported                                $(.13)          $(.10)
        Pro forma                                  $(.14)          $(.20)
      ====================================================================

On February 9, 2001, the Company purchased all rights to the name "ExploreSpace" and the Website www.explorespace.com in an isolated transaction under section 4(2) of the Securities Act. The Company purchased all of the outstanding common stock of ExploreSpace.com, Inc. in exchange for options to purchase a total of 80,000 common shares of SpaceDev for $1.00 per share.

9.    COMMITMENTS AND CONTINGENCIES
      (a) CAPITAL LEASES
The Company leases certain equipment under non-cancelable capital leases, which are included in fixed assets as follows:

      DECEMBER 31,                                  2001             2000
      --------------------------------------------------------------------
      Computer equipment                     $   224,721      $   207,411
      Less accumulated depreciation              (94,890)         (58,014)
      --------------------------------------------------------------------
                                             $   129,831      $   149,397
      ====================================================================

Future minimum lease payments are as follows:

      YEAR ENDING DECEMBER 31,
      ---------------------------------------------------------------------
                2002                                    $     38,539
                2003                                          25,183
                2004                                           4,868
      ---------------------------------------------------------------------
      Total minimum lease payments                            68,590
      Amount representing interest                           (10,518)
      ---------------------------------------------------------------------
      Present value of minimum lease payments           $     58,072
      =====================================================================

      Total obligation                                  $     58,072
      Less current portion                                   (31,130)
      ---------------------------------------------------------------------
      Long-term portion                                 $     26,942
      =====================================================================

(b)   OTHER ACCRUED LIABILITIES
In June 2001, the Company accrued a $150,000 contingent liability related to its guarantee on a performance bond on behalf of Space Innovations Limited ("SIL"), which was then a subsidiary of the Company. In 1999, the Company was required to guarantee a performance bond on behalf of SIL in connection with a contract to build a satellite bus for an Australian domestic spacecraft project. SIL was unable to perform on the contract and subsequently declared bankruptcy. The Company is currently in settlement negotiations with the bonding company, Technical & General Guarantee Company Limited ("T&G"), with a focus on extending the payment terms and/or reducing the amount of the claim for 300,000 Australian Dollars.

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

(b)   CUSTOMER
During 2001 and 2000, the Company had a major customer that accounted for sales of approximately $3,163,000 and $2,051,000 or 77% and 53% of consolidated revenue, respectively. At December 31, 2001 and 2000, the amount receivable from this customer was approximately $228,000 and $188,000, respectively.

(c)   CONTRACT
In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB) worth as of December 31, 2001 approximately $6.8 million, including a $1.2 million change order signed on November 28, 2001. This contract represented 77% of the Company's revenue in 2001. The contract will conclude on December 31, 2003. The payments on the contract are made on a monthly basis according to a preset payment schedule and resulted in billings in excess of costs incurred and estimated earnings of approximately $286,000. At December 31, 2001 the total costs estimated to complete the contract was approximately $7,260,000.

11.   Operating Segments
The Company's operating structure included two operating segments for 2001 and 2000.

(a)   SEGMENT PRODUCTS AND SERVICES
The Company's reportable segments are as follows: Space Missions Division (SMD) and ISS. The Space Missions Division is in the process of developing unmanned earth-orbiting micro-satellites, unmanned deep space science exploration satellites and hybrid propulsion systems and ISS provided engineering services and became inactive in 2002.

The following is a summary of operating results and assets by segment.

      FOR THE YEAR ENDED DECEMBER 31, 2001
      ---------------------------------------------- ------------- ------------
      (IN THOUSANDS)                             SMD           ISS       Total
      ------------------------------------------------ ------------ ------------
      Net revenue from external
        Customers                             $3,749      $   350      $ 4,099
      Intersegment revenues                        -            -            -
      Depreciation and
        Amortization expense                    (181)        (529)        (710)
      Impairment loss                                        (923)        (923)
                                          --------------------------------------
      Segment loss                            $ (473)     $(1,383)     $(1,856)
                                          ======================================

      Total segment assets                    $3,140      $    38      $ 3,178
      Less intersegment assets                  (164)           -         (164)
                                          --------------------------------------
      Net segment assets                      $2,976      $    38      $ 3,014
                                          ======================================

      FOR THE YEAR ENDED DECEMBER 31, 2000
      (IN THOUSANDS)                              SMD           ISS       Total
      ------------------------------------------------ ------------ ------------
      Net revenue from external
        Customers                             $2,595      $ 1,298      $ 3,893
      Intersegment revenues                        -            -            -
      Depreciation and
        Amortization expense                    (144)        (692)        (836)
      Segment loss                            $ (237)     $(1,168)     $(1,405)
                                          ======================================

      Total segment assets                    $3,106      $ 1,695      $ 4,801
      Less intersegment assets                  (164)           -         (164)
                                          --------------------------------------
      Net segment assets                      $2,942      $ 1,695      $ 4,637
                                          ======================================

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

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SPACEDEV, INC.



Date: March 29, 2002                     By: /S/ James W. Benson
                                             -----------------------------------
                                             James W. Benson, Chief Executive
                                             Officer



Date: March 29, 2002                     By: /S/ Charles H. Lloyd
                                             -----------------------------------
                                             Charles H. Lloyd, Chief Operating
                                             Officer and Chief Financial Officer