Form 10QSB
period 2002-03-31
SPACEDEV INC
filed 2002-05-15
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,858,396 shares of Issuer's voting common stock were outstanding on April 30, 2002.

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002

INDEX                                                                                 PAGE
-----                                                                                 ----

PART I   FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited).............................................1
       Condensed Consolidated Balance Sheets at March 31, 2002 and 2001.................1
       Condensed Consolidated Statements of Operations for March 31, 2002 and 2001......3
       Condensed Consolidated Statements of Cash Flows for March 31, 2002 and 2001......4
       Notes to Condensed Consolidated Financial Statements.............................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations...........................................................10

PART II  OTHER INFORMATION

   ITEM 1. Legal Proceedings...........................................................17
   ITEM 2. Changes in Securities.......................................................18
   ITEM 3. Defaults Upon Senior Securities.............................................19
   ITEM 4. Submission of Matters to Vote of Security Holders...........................19
   ITEM 5. Other Information...........................................................19
   ITEM 6. Exhibits and Reports on Form 8-K............................................19

Signatures.............................................................................20

ITEM 1.   FINANCIAL STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

MARCH 31,                                              2002             2001
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash                                           $  310,269        $   22,594
    Accounts receivable                                33,980           114,314
    Other current assets                                   --             6,974
--------------------------------------------------------------------------------

Total current assets                                  344,249           143,882

FIXED ASSETS - NET                                  2,151,025         2,225,532

INTANGIBLE ASSETS - NET                                    --         1,322,743

CAPITALIZED SOFTWARE COSTS                            207,016           207,016

OTHER ASSETS                                          104,517           140,527
--------------------------------------------------------------------------------

                                                   $2,806,807        $4,039,700

================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              SPACEDEV, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)

MARCH 31,                                                    2002            2001
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current portion of notes payable                     $     69,256    $     13,000
    Current portion of capitalized lease obligations           32,134          51,182
    Current portion of notes payable - related party           80,000          80,000
    Accounts payable and accrued expenses                     284,973         670,816
    Accrued payroll, vacation and related taxes               116,999         125,598
    Customer deposits and deferred revenue                    294,422         191,197
    Billing in excess of costs incurred (Note 2)              231,864         381,674
    Provision for anticipated loss (Note 2)                    69,487         651,168
    Other accrued liability(Note 3)                           150,000              --
--------------------------------------------------------------------------------------

Total current liabilities                                   1,329,135       2,164,635

NOTES PAYABLE, LESS CURRENT MATURITIES                      2,372,381       2,267,108

CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES         21,550          72,937

NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES        577,298         606,032

DEFERRED REVENUE                                                5,000           5,000
--------------------------------------------------------------------------------------

Total liabilities                                           4,305,364       5,115,712

STOCKHOLDERS' DEFICIT
    Convertible preferred stock, $.001 par value,
      10,000,000 shares authorized; no shares
      issued and outstanding                                       --              --
    Common stock, $.0001 par value; 50,000,000 shares
      authorized;  14,858,396 and 14,072,476 shares
      issued and outstanding, respectively                      1,485           1,407
    Additional paid-in capital                              8,224,827       7,420,994
    Additional paid-in capital - stock options                750,000         750,000
    Deferred compensation                                    (250,000)       (250,000)
    Accumulated deficit                                   (10,224,869)     (8,998,413)
--------------------------------------------------------------------------------------

Total stockholders' deficit                                (1,498,557)     (1,076,012)
--------------------------------------------------------------------------------------

                                                         $  2,806,807    $  4,039,700

======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                          2002              2001
--------------------------------------------------------------------------------

NET SALES                                        $    949,770      $    537,260


COST OF SALES                                         711,963           481,275
--------------------------------------------------------------------------------

GROSS MARGIN                                          237,807            55,985
OPERATING EXPENSES
General and administrative  (Including
     stock based compensation of $0
     and $60,846 for the three months
     ended March 31, 2002 and 2001.)                  211,967           429,624
Research and development                                   --           198,400
--------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                              211,967           628,024
--------------------------------------------------------------------------------

INCOME/(LOSS) FROM OPERATIONS                          25,840          (572,039)

OTHER EXPENSE
Interest expense                                       55,160            86,696
--------------------------------------------------------------------------------

NET LOSS                                         $    (29,320)     $   (658,735)
================================================================================

NET LOSS PER SHARE:
    Net loss                                     $      (0.00)     $      (0.05)
================================================================================

    Weighted-Average Shares Outstanding            14,825,377        14,030,062
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                2002         2001
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (29,320)   $(658,735)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                         48,465      217,767
      Contributed asset                                    (16,251)          --
     Loss on disposal of asset                               7,410           --
      Common stock and stock options issued for
         compensation and services                              --       60,846
      Change in operating assets and liabilities            95,435      179,229
--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        105,739     (200,893)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on notes payable                           (1,715)        (500)
    Net payments on capital lease obligations               (5,392)     (15,636)
    Net payments on notes payable - related party          (20,000)     (20,000)
    Proceeds from issuance of common stock                  20,000           --
--------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                       (7,107)     (36,136)
--------------------------------------------------------------------------------

Net increase (decrease) in cash                             98,632     (237,029)

CASH AT BEGINNING OF PERIOD                                211,637      259,623
--------------------------------------------------------------------------------

CASH AT END OF PERIOD                                    $ 310,269    $  22,594
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                               2002         2001
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                           $ 43,094    $ 100,762

NONCASH INVESTING AND FINANCING ACTIVITIES:
During the three months ended March 31 2001, the Company issued 67,247 shares of common stock for services and recorded expenses of $60,846.

================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiaries, Integrated Space Systems Inc. (ISS), SpaceDev Australia, and the newly formed SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 29, 2002 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002 or any future period, and the Company makes no representations related thereto.

         The accompanying condensed consolidated financial statements as of March 31, 2002 and 2001 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $984,886 as of March 31, 2002, and incurred a net loss of $29,320 for the three months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the first quarter 2002, management raised $20,000 through a private equity placement. Subsequent to March 2002, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

         Certain amounts in the 2002 financial statements have been reclassified to conform with the 2001 classifications. These reclassifications have no effect on reported net loss.

2.       REVENUE RECOGNITION

         In November 1999 SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, the Company reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, the Company accrued a loss of approximately $861,000. Included in the review was a $600,000 modification to the scope of the contract which was signed on June 15, 2001. On November 28, 2001 a second contract modification was signed with UCB which added $1,201,132 to the contract, as well as an increase in contract scope. This increased the total contract revenue to $6,797,000. At December 31, 2001, the Company reviewed the contract again and with the contract modifications and added scope, the total estimated loss was reduced by $397,238 to approximately $463,000. As of March 31, 2002, approximately 85% of the total contract costs had been expended and the remaining loss accrued on the balance sheet at March 31, 2002 was approximately $69,500. The CHIPSat contract is expected to conclude on December 31, 2003. The Company is presently in the process of negotiating another contract change that will increase the value of the CHIPSat contract.

         In September 2001, the Company was awarded a contract for a proprietary research program valued in excess of $1 million. As a part of that program, we will compete with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at a total $2.2 million. We believe that the award could lead to a long-term market for our hybrid propulsion technology if we are successful in winning the contract. Due to the highly competitive, confidential and market-sensitive nature of the contract, we are unable to release more detailed information on the project until the contract has been awarded in full. However, we do believe this new contract is indicative of an increased demand for our hybrid motor technology and expertise in the space industry, and expect the amount of revenue to be generated in 2002 to be approximately $824,000 to $1.8 million. Work on this project generated approximately $365,000 in revenues during the first quarter of 2002. Management intends to review the contract status in the second quarter of 2002, after a larger percentage of completion is obtained, to evaluate possible changes to the total estimated costs to complete the contract. As a result, management has elected to defer recognizing gross profit of approximately $145,000.

3.       OTHER ACCRUED LIABILITY

         In June 2001, the Company accrued a $150,000 contingent liability related to its guarantee on a performance bond on behalf of Space Innovations Limited ("SIL"), which was then a subsidiary of the Company. In 1999, the Company was required to guarantee a performance bond on behalf of SIL in connection with a contract to build a satellite bus for an Australian domestic spacecraft project. SIL was unable to perform on the contract and subsequently declared bankruptcy. The Company is currently in settlement negotiations with the bonding company, Technical & General Guarantee Company Limited ("T&G"), with a focus on extending the payment terms and/or reducing the amount of the claim for $300,000 Australian Dollars.

         On May 6, 2002 a settlement agreement was reached with T&G which called for twelve monthly payments in the amount of $1,200 to begin March 1, 2002. After the twelve months the note calls for a balloon payment on the anniversary of the effective date in the amount of $139,000. The Company has the right to convert the balloon note to a three-year loan with 36 equal monthly payments with a 10% interest rate when the balloon note matures.

4.       NOTES PAYABLE

         (a) BUILDING AND SETTLEMENT NOTES

         On February 23, 2000, the Company signed a $1,330,000 note to refinance its facility in Poway, California. The note calls for 300 monthly payments of approximately $10,000, which include principal and interest at prime plus 1.5%. On March 31, 2002 and 2001 the interest rate on the note was 6.25% and 10% with an outstanding balance of $1,300,932 and $1,321,828, respectively. The note matures in February 2025.

         In December 1998, the Chief Executive Officer (the "CEO") of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.00% and a balloon payment of $505,000, including interest, in December 2003. At March 31, 2002 and 2001, the outstanding balance on this loan was $495,012 and $499,671, respectively.

         In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan called for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At March 31, 2002 and 2001, the outstanding balance on this loan was $456,020 and $458,609, respectively.

         In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At March 31, 2002, the outstanding balances on these notes were $189,673.

Future minimum principal payments on notes payable, building and settlement notes are as follows:

                                   3 Months Ended March 31,
                                   --------------------------------------------
                                             2002                  $    69,256
                                             2003                    1,017,452
                                             2004                       53,880
                                             2005                       46,000
                                             2006                       18,500
                                   Thereafter                        1,236,549
                                   --------------------------------------------

                                                                   $ 2,441,637
                                   ============================================

         (b) RELATED PARTIES

         The Company had notes payable to the CEO. At March 31, 2002 and 2001, the balances were $657,298 and $686,032, respectively, with accrued interest of 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%.

Future minimum principal payments on notes payable, related parties are as follows:

                                   3 Months Ended March 31,
                                   --------------------------------------------
                                             2002                  $    80,000
                                             2003                       80,000
                                             2004                       80,000
                                             2005                       80,000
                                             2006                       80,000
                                   Thereafter                          257,298
                                   --------------------------------------------
                                                                   $   657,298
                                   ============================================

Interest expense on these notes was $12,066 and $14,066 for the three months ended March 31, 2002 and 2001, respectively.

5.       OPERATING SEGMENTS

         The Company's operating structure included one active operating segment for 2002 and two active operating segments for 2001. As a result, no segment information is presented for the quarter ended March 31, 2002.

         SEGMENT PRODUCTS AND SERVICES

         The Company had the following reportable segments in 2001: Space Mission Division (SMD), and ISS. SMD was in the process of developing deep space science exploration satellites. ISS provided small hybrid propulsion space systems and engineering services. Currently the SpaceDev product line offers a combination of the former subsidiaries product lines and services.

                           FOR THE THREE MONTHS ENDED MARCH 31, 2001
                           ----------------------------------------------------------
                           (IN THOUSANDS)                SMD        ISS      Total
                           ----------------------------------------------------------
                           Net revenue from external
                             Customers                 $   383    $   154    $   537
                           Depreciation and
                             Amortization expense      $    42    $   176    $   218
                           Segment loss                $  (421)   $  (238)   $  (659)
                                                       ==============================

                           Total segment assets        $ 2,817    $ 1,387    $ 4,204
                           Less intersegment assets       (164)        --       (164)
                                                       ------------------------------
                           Net segment assets          $ 2,653    $ 1,387    $ 4,040
                                                       ==============================

6.       NEW ACCOUNTING PRONOUNCEMENTS

There were no recent Accounting Pronouncements that effect the Company during the first quarter 2002. For past pronouncements please refer the company's 10KSB filed on March 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to a number of factors beyond the Company's control.

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

         In November 1999, SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California,

Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, the Company reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, the Company accrued a loss of $861,000. Included in the review was a $600,000 modification to the scope of the contract which was signed on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB which added $1,201,132 to the contract, as well as an increase in contract scope. This increased the total contract revenue to $6,797,000. At December 31, 2001, the Company reviewed the contract again and with the contract modifications and added scope, the total estimated loss was reduced by $397,238 to approximately $463,000. As of March 31, 2002, approximately 85% of the total contract costs had been expended and the remaining loss accrued on the balance sheet at March 31, 2002 totaled approximately $69,500. The Company receives monthly payments on the contract according to a preset payment schedule detailed in the contract.

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

         In September 2001, the Company was awarded a contract for a proprietary research program valued in excess of $1 million. As a part of that program, we will compete with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at a total $2.2 million. We believe that the award could lead to a long-term market for our hybrid propulsion technology if we are successful in winning the contract. Due to the highly competitive, confidential and market-sensitive nature of the contract, we are unable to release more detailed information on the project until the contract has been awarded in full. However, we do believe this new contract is indicative of an increased demand for our hybrid motor technology and expertise in the space industry, and expect the amount of revenue to be generated by the project in 2002 to be approximately $824,000 to $1.8 million. Work on this project generated approximately $365,000 in revenues during the first quarter of 2002. Management intends to review the contract status in the second quarter of 2002, after a larger percentage of completion is obtained, to evaluate possible changes to the total estimated costs to complete the contract. As a result, management has elected to defer recognizing gross profit of approximately $145,000.

         On April 30, 2002, the Company was awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Lab
(AFRL). We also expect to receive an award for Phase II of the contract in September 2002 and will use the project to further expand the Company's product line to satisfy commercial and government space transportation requirements. The first two phases of the contract are worth up to $1.6 million, of which $100,000 was awarded for Phase I.

RESULTS OF OPERATIONS

         Please refer to the condensed consolidated financial statements, which are a part of this report for further information regarding the results of operations of the Company.

         THREE MONTHS ENDED MARCH 31, 2002 -VS.- THREE MONTHS ENDED MARCH 31,
         2001

         During the three months ended March 31, 2002, the Company had net sales of $949,770 as compared to net sales of $537,260 for the same period in 2001. Sales in the first quarter 2002 were comprised of approximately $481,000 from the CHIPSat program, $365,000 from a contract for a proprietary development program, and $104,000 from all other programs. In the first quarter 2001, sales were comprised of $383,000 from the CHIPSat program, $132,000 from research and development performed for the Office of Space Launch (OSL) and $22,000 from all other programs.

         For the first quarter 2002, the Company had cost of sales (direct and allocated costs associated with individual contracts) of approximately $712,000 as compared to $481,000 during the same period in 2001. This increase was primarily due to the increase in revenues on the CHIPSat program as well as on the contract for a proprietary development program. The Company's revenues on both of these programs are derived primarily from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs, so an increase in total costs will increase total revenue.

         The gross margin percentage for the period ended March 31, 2002 was 25.0% as compared to 10.4% for the same period in 2001. The increase was due to the addition of a proprietary development program with a higher gross margin as well as a reduction of the loss of approximately $70,000 on CHIPSat due to the contract changes. See above in "overview" for the deferral of gross margin. We experienced a decrease in operating expenses from approximately $628,000 during the period ended March 31, 2001 to $212,000 for the same three months in 2002. Operating expenses include general and administrative expenses and research and development expenses. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, insurance, legal and accounting fees and other overhead expenses. The decrease was primarily attributable to the reduction of research and development costs from $198,400 during the first three months of 2001 to $0 for the same period in 2002. There was also an overall reduction of non-cash expenses -- including stock based compensation of approximately $61,000 and approximately $159,000 of goodwill amortization -- during the first three months in 2001 to $0 for the first three months of 2002

         Interest expense for the three months ending March 31, 2002 and 2001 was approximately $55,000 and $87,000, respectively. The decrease in interest expense was caused by the decrease in the rates on the debt.

         During the three months ended March 31, 2002, the Company had a net loss of $29,320, compared to a net loss of $658,735 for the same three-month period in 2001. The decrease in the net loss was due an increase in revenues as well as a reduction to the Company's operating expenses by approximately $491,000.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 2001 financial position raises substantial doubt about its ability to continue as a going concern. Management believes that this condition remains at March 31, 2002. The Company's ability to continue as a going concern depends upon our ability to implement management's plans to continue reducing the working capital deficit, consummating additional funding and obtaining profitable new business. The funding as well as new business can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

         CASH POSITION FOR THREE MONTHS ENDED MARCH 31, 2002 -VS.- THREE MONTHS ENDED MARCH 31, 2001

         Net increase in cash during the three months ended March 31, 2002 was $98,632, compared to a net decrease of ($237,029) for the same period in 2001. Net cash provided by operating activities totaled $105,739 for the three months ended March 31, 2002, an increase of $306,632 as compared to ($200,893) used by operating activities during the same period in 2001. This is attributable primarily to the decrease in operating expenses and a reduction of the overall loss from ($658,735) for the period ending March 31, 2001 to ($29,320) for the same period in 2002.

         Net cash used in investing activities totaled $0 for the three months ended March 31, 2002 and 2001. There were no purchases of fixed assets during both periods. Net cash used in financing activities totaled ($7,107) for the three months ended March 31, 2002, an improvement of $29,029 versus the ($36,136) used in financing activities during the same period on 2001. This improvement is primarily attributable to generating $20,000 from sales of common stock during the three months ended March 31, 2002 compared to $0 for the same period in 2001.

         At March 31, 2002, the Company's cash, which includes cash reserves and cash available for investment, was $310,269 as compared to $22,594 at March 31, 2001, an increase of $287,675. At March 31, 2002, the Company had accounts receivable of $33,980, and accounts payable and accrued expenses of $284,973.

         As of March 31, 2002, the Company's backlog of funded and non-funded business was approximately $2.5 million, as compared to approximately $3.4 million as of March 31, 2001.

         Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,036,000 consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $8,000 during the quarter ended March 31, 2002, from $2,036,000 at December 31, 2001 to $2,044,000 at March 31, 2002.

         Please refer to the condensed consolidated financial statements, which are a part of this report for further information regarding the liquidity and capital resources of the Company.

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

         In October 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS No. 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and have provided pro forma disclosures as if the fair value based method prescribed SFAS No. 123 has been utilized. The Company has valued its stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         Fixed assets are depreciated over their estimated useful lives of three-to-thirty years using the straight-line method of accounting. Goodwill and other intangible assets were created upon the acquisition of the Company's subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three to five years. Goodwill and other intangibles are reviewed annually for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." Effective November 2001, there was no more amortization of goodwill.

         FORWARD-LOOKING STATEMENTS

         The Company has sustained itself over the last two years with a mix of government and commercial contracts. The Company can continue to grow and execute certain parts of its strategy without additional equity funding by identifying, bidding and winning new commercial and government funded programs. During the first three months of 2002, the Company submitted five bids for government programs, has worked with the US Congress to identify directed funding for its programs and is actively working to win several significant commercial programs. The win of some of these programs would enable SpaceDev to continue to grow and broaden its business base. As outlined above, the Company signed a contract with one government customer on April 30, 2002 that could ultimately lead to approximately $1.6 million of new business over the next 18 months. We were not successful on the other government proposals, but continue to work on the commercial projects and are preparing new proposals for government customers.

         To date, we have maintained a mix of government and commercial business. In 2001, we had about 80% government or government related work. In 2002, we expect the ratio to be approximately 70% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 60% for the next several years as we increase our government marketing efforts for both of our product lines.

         While we do not expect a reduction of government sales, we are continuing to aggressively market our products to the commercial market, particularly for manned sub-orbital space planes, and are marketing our micro spacecraft to a variety of commercial customers. Our business model does anticipate the winning of contracts in both market segments. Based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contract wins from the other; however, our inability to win business in both markets would have a negative effect on the Company's business operations and financial condition.

         We are forecasting about the same or modest growth in sales for 2002 as in 2001. At this time, about 80% of the forecasted sales are under contract. There is no guarantee that we will win enough new business to achieve any growth. To obtain the same or modest growth in sales we do not expect to have to make significant capital expenditures to achieve this modest increase in sales for 2002.

         As it relates to the CHIPSat program, the Company will receive total fixed compensation on the CHIPSat project in a total amount of $6,797,000, of which about $3.2 million was generated in 2001 and $566,000 was received in the first quarter of 2002. The contract calls for total payments of $1,789,000 in 2002 and $138,000 in 2003. As outlined above, the Company reviewed the contract again in late 2001 and the total loss was reduced from $861,000 to approximately $463,000. We are currently negotiating an increase to the contract for approximately $300,000 to the total contract value and scope. At this time, we do not expect any additional losses from or increases to the contract. The launch of CHIPSat is currently scheduled for late 2002. A delay in the launch would have no significant financial effects on the Company in the near term, but would negatively impact our marketing efforts and our ability to raise additional equity funding.

         We expect payments of about $1.5 million in 2002 from a commercial contract won last November. This effort could lead to follow-on contracts from the same customer later this year or in 2003, but at this time we cannot assess the probability of winning or the value of those contracts.

         The Company's broad, overall, higher growth business strategy, requires significant development and capital expenditures. The Company will incur a substantial portion of these expenditures before it generates significantly higher sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until we can establish an adequate revenue-generating customer base. We expect losses through 2002 and do not expect to generate net positive cash flow from annual operations sufficient to fund both operations and capital expenditures until the launch of our first commercial spacecraft - expected at the end of 2002. There can be no assurance that the Company will achieve or sustain any positive cash flow or profitability thereafter.

         During the years ended December 31, 2001 and December 31, 2000, we raised approximately $145,000 through private sales of stock. The Company raised an additional $20,000 in the first quarter of 2002. To execute the Company's total strategy of small, capable, low-cost micro satellites, hybrid propulsion products and new commercial revenue sources, we require significant funding and/or the winning of both significant government and commercial programs. The current estimate of investor or customer funding is over $20 million, which could come from a combination of private and/or public equity placements or government and commercial customers. At this time, we do have an ongoing private placement to generate up to $1 million of private equity, but do not have a commitment from any placement agent or underwriter to implement any additional public or private offering.

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

         Our business partially depends on activities regulated by various agencies and departments of the U.S. government and other companies that rely on the government. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further, significant delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The U.S. economy in general has been adversely affected by the terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. Conversely, because of the nature of our products, there may be opportunities for the Company to offer solutions to the government that may address some of the problems that the country faces at this time.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 18, 2001, SpaceDev entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was to provide certain consulting, advisory and fundraising services to the Company. Pursuant to such relationship, EMC would receive certain equity and cash compensation in exchange for their services. Due to fundamental misunderstandings and disagreements, the Company terminated its relationship with EMC. The second installment of 400,000 shares, which would have been due to EMC on November 18, 2001, was not issued. Pursuant to a demand for arbitration filed on November 7, 2001, the Company sought the return of all or a portion of the shares issued to EMC in its first installment of 500,000 shares on June 26, 2001. EMC filed a its own claim with the American Arbitration Association on November 13, 2001, alleging that the Company owed EMC $118,000 in fees under a purported contract, plus damages to be proven at arbitration.

         Based upon certain misrepresentations in the subscription agreement originally submitted to SpaceDev by EMC upon issuance of the shares, SpaceDev dismissed its claim in arbitration and filed a complaint with the Superior Court of California, Orange County, on January 23, 2002 alleging intentional misrepresentation, conversion, unfair business practices and interference with prospective economic advantage against EMC. The Company requests injunctive and declaratory relief with respect to the shares issued to EMC by the Company, as well as 50,000 shares of common stock issued to EMC by our Chief Executive Officer, James W. Benson, as a condition to EMC entering into the agreements. EMC has not withdrawn its own arbitration claim. A two-day arbitration is set for May 28 and 29, 2002, on EMC's claim against the Company. EMC filed a general denial to our complaint in the Superior Court, and, by agreement, that case will be stayed pending a ruling on the arbitration. EMC has stipulated not to transfer the 500,000 shares of stock we are attempting to recover, pending a ruling in the arbitration.

ITEM 2.    CHANGES IN SECURITIES

         Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 10,000 shares each to Robert Walker, Howell M. Estes, III, Curt Dean Blake, and Wesley T. Huntress for their attendance at a Board of Directors meeting held on January 10, 2002. These options were issued with an exercise price of $0.542 per share (based on the five-day average closing price of the Company's common stock on the date of grant) and will expire on the five-year anniversary date of the date of grant.

         On January 2, 2002, the Company entered into an employment agreement with John Gardner, pursuant to which he received an option to purchase up to 20,000 shares of the Company's common stock at a purchase price of $0.556. Mr. Gardner's options vest as follows; 2,500 shares on July 2, 2002; 2,500 shares on January 2, 2003; 2,500 shares on July 2, 2003; 2,500 shares on January 2, 2004; 2,500 shares on July 2, 2004; 2,500 shares on January 2, 2005; 2,500 shares on July 2, 2005; and 2,500 shares on January 2, 2006. Mr. Gardner is an engineering and manufacturing technician responsible for building test hardware, tooling and hybrid motors.

           On January 22, 2002, the Company entered into an employment agreement with Jennifer Lynn Clark, pursuant to which she received an option to purchase up to 48,000 shares of the Company's common stock at a purchase price of $0.592. Ms. Clark's options vest as follows; 6,000 shares on July 22, 2002; 6,000 shares on January 22, 2003; 6,000 shares on July 22, 2003; 6,000 shares on January 22, 2004; 6,000 shares on July 22, 2004; 6,000 shares on January 22, 2005; 6,000 shares on July 22, 2005; and 6,000 shares on January 22, 2006. Ms. Clark currently handles investor and public relations for the Company.

         On February 8, 2002, the Company issued options to purchase a total of 573,150 shares of its common stock to certain of its employees pursuant to a policy adopted by the Board of Directors on July 1, 1999 for annual employee performance reviews and the award of Annual Incentive Stock Options. The option awards were issued for different numbers of shares at different vesting schedules in an effort to provide long-term employees with the same opportunities for ownership in the Company as new employees receiving more favorable awards. As a result, some of the options were immediately vested, while the remaining options will vest at a rate of 1/8 of the remaining non-vested total every 6 months beginning with the first 1/8 becoming vested August 8, 2002. All options issued pursuant to this policy are issued at the five-day average closing price of the Company's common stock on the Over-The-Counter Bulletin Board ("OTCBB"), or $0.51 per share, and will expire after six years. The options issued, vested totals and the employees awards are as follows:


          EMPLOYEE                       OPTIONS     VESTED
          Jonathan     Wolff             110,500     27,625
          Jeffrey      Janicik            68,900     17,225
          Chris        Grainger           53,250     13,312
          Garnet       Parker             44,000     11,000
          Katie        McNeil-Longacre    44,000     11,000
          Robert       Davis              43,250     10,812
          Simon        Dawson             40,750     10,187
          David        McNeely            44,500      5,562
          Kenneth      Rubio              25,000      3,125
          Assi         Friedman           34,000          0
          John         Gardner            16,000          0
          Jeffrey      Hickerson          25,000          0
          Calvin       Lindsay            24,000          0

         All of the above options were issued pursuant to the Company's Form S-8 Registration Statement for its Employee Stock Option Plan of 1999.

         On March 14, 2002, the Company issued 40,816 shares of common stock and warrants to purchase an additional 40,816 shares of common stock at an exercise price of $0.49 per share to an individual investor in exchange for an investment of $20,000. This purchase was made as a part of an accredited investor only, private placement transaction under Rule 506 of Regulation D of the Securities Act of 1933.

         Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 5,000 shares each to Robert Walker, Howell M. Estes, III, Curt Dean Blake, and Wesley T. Huntress for their attendance at the Board of Directors meeting held on April 19, 2002. These options were issued with an exercise price of $0.496 per share (based on the five-day average closing price of the Company's common stock on the date of grant) and will expire on the five-year anniversary date of the date of grant.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.

         None.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SPACEDEV, INC.
                                             Registrant



Dated:  May 15, 2002                         /s/ James W. Benson
                                    --------------------------------------------
                                             James W. Benson
                                             Chief Executive Officer



Dated: May 15, 2002                          /s/ Charles H. Lloyd
                                    --------------------------------------------
                                             Charles H. Lloyd
                                             Chief Operations Officer and
                                             Chief Financial Officer