Form 10QSB
period 2002-06-30
SPACEDEV INC
filed 2002-08-14
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ___________________

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

(Issuer's telephone number) (858) 375-2011.
                            ---------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,891,008 shares of Issuer's voting common stock were outstanding on August 12, 2002.

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

INDEX                                                                       PAGE
-----                                                                       ----

PART I   FINANCIAL INFORMATION

 ITEM 1.   Financial Statements (Unaudited)....................................1
   Condensed Consolidated Balance Sheets at June 30, 2002 and 2001.............1
   Condensed Consolidated Statements of Operations for June 30, 2002 and 2001..3 Condensed Consolidated Statements of Cash Flows for June 30, 2002 and 2001..4
   Notes to Condensed Consolidated Financial Statements........................6

 ITEM 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations....................................................11

PART II   OTHER INFORMATION

 ITEM 1. Legal Proceedings....................................................20
 ITEM 2. Changes in Securities................................................20
 ITEM 3. Defaults Upon Senior Securities......................................21
 ITEM 4. Submission of Matters to Vote of Security Holders....................21
 ITEM 5. Other Information....................................................21
 ITEM 6. Exhibits and Reports on Form 8-K.....................................21

Signatures....................................................................22

ITEM 1.   FINANCIAL STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 JUNE 30,                                                 2002             2001
--------------------------------------------------------------------------------

 ASSETS

 CURRENT ASSETS
     Cash                                          $   135,370       $   79,428
     Accounts receivable                               201,331           85,535
     Other current assets                                    -          416,474
--------------------------------------------------------------------------------

 Total current assets                                  336,701          581,437

 FIXED ASSETS - NET                                  2,130,306        2,208,700

 INTANGIBLE ASSETS - NET                                     -        1,142,902

 CAPITALIZED SOFTWARE COSTS - NET (NOTE 1)             172,513          207,016

 OTHER ASSETS                                          158,292          118,489
--------------------------------------------------------------------------------

                                                  $  2,797,812     $  4,258,544

================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                        SPACEDEV, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

 JUNE 30,                                                                             2002               2001
--------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
     Current portion of notes payable (Note 3(a))                             $    218,257       $     13,000
     Current portion of capitalized lease obligations                               37,604             57,598
     Current portion of notes payable - related party (Note 3(b))                   80,000             85,000
     Accounts payable and accrued expenses                                         226,659            727,343
     Accrued payroll, vacation and related taxes                                   145,581            167,491
     Other accrued liabilities                                                          --            150,000
     Customer deposits and deferred revenue                                        238,362            178,794
     Billings in excess of costs incurred and estimated earnings (Note 2)          441,720            260,257
     Provision for anticipated loss (Note 2)                                        47,341            565,410
--------------------------------------------------------------------------------------------------------------

 Total current liabilities                                                       1,435,524          2,204,893

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(A))                              2,350,797          2,267,108

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                             23,780             64,704

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES (NOTE 3(B))                568,865            599,600

 DEFERRED REVENUE                                                                    5,000              5,000
--------------------------------------------------------------------------------------------------------------

 Total liabilities                                                               4,383,966          5,141,305

 STOCKHOLDERS' DEFICIT
     Convertible preferred stock, $.001 par value, 10,000,000 shares
       authorized; no shares issued and outstanding                                     --                 --
     Common stock, $.0001 par value; 50,000,000 shares
       authorized; 14,858,396 and 14,705,809 shares issued and
       Outstanding, respectively                                                     1,485              1,470
     Additional paid-in capital                                                  8,224,827          8,042,986
     Additional paid-in capital - stock options                                    750,000            750,000
     Deferred compensation                                                        (250,000)          (250,000)
     Accumulated deficit                                                       (10,312,466)        (9,427,217)
--------------------------------------------------------------------------------------------------------------

 Total stockholders' deficit                                                    (1,586,154)          (882,761)
--------------------------------------------------------------------------------------------------------------

                                                                              $  2,797,812       $  4,258,544
==============================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                        SPACEDEV, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                    Three Months Ended              Six Months Ended
 THREE AND SIX MONTHS ENDED JUNE 30,              2002             2001            2002            2001
------------------------------------------------------------------------------------------------------------
NET SALES                                   $    862,638     $    940,928     $  1,812,408     $  1,478,188

Cost of Sales                                    729,614          520,575        1,441,577          903,946
------------------------------------------------------------------------------------------------------------

 GROSS MARGIN                                    133,024          420,353          370,831          574,242

 OPERATING EXPENSES
       General and administrative                155,768          655,516          390,345        1,122,198
       Stock and stock option based
       compensation                                   --          112,555               --          173,401
------------------------------------------------------------------------------------------------------------
       TOTAL GENERAL AND ADMINISTRATIVE
         EXPENSES                                155,768          768,071          367,736        1,295,599
       Research and development                       --               --               --          198,400
------------------------------------------------------------------------------------------------------------
 TOTAL OPERATING EXPENSES                        155,768          768,071          367,736        1,493,999
------------------------------------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                            (22,744)        (347,718)           3,095         (919,757)

 OTHER EXPENSE
 Interest expense                                 64,852           81,086          120,012          167,782
------------------------------------------------------------------------------------------------------------

 NET LOSS                                   $    (87,596)    $   (428,804)    $   (116,917)    $ (1,087,539)
============================================================================================================
 NET LOSS PER SHARE:
     Net loss                               ($      0.01)    ($      0.03)    ($      0.01)    ($      0.08)
============================================================================================================

     Weighted-Average Shares Outstanding      14,858,396       14,162,586       14,842,070       14,117,780
============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                   SPACEDEV, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

 SIX MONTHS ENDED JUNE 30,                                                2002              2001
-------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                    $  (116,917)      $(1,087,539)
     Adjustments to reconcile net (loss) to net cash
       used in operating activities:
       Depreciation and amortization                                   134,240           436,178
       Contributed assets                                              (16,251)               --
       Loss on disposal of assets                                        7,410                --
       Common stock and stock options issued for compensation
       and services                                                         --           582,901
       Change in operating assets and liabilities                      (13,286)         (137,045)
-------------------------------------------------------------------------------------------------

 NET CASH (USED IN) OPERATING ACTIVITIES                                (4,804)         (205,505)
-------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                                              --            (9,503)
-------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on notes payable (Note 3(a))                         (34,303)             (500)
     Net Payments on capital lease obligations                         (17,160)          (29,688)
     Net payments on notes payable - related party (Note 3(b))         (40,000)          (34,999)
     Proceeds from issuance of common stock                             20,000           100,000
-------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (71,463)           34,813
-------------------------------------------------------------------------------------------------

 Net (decrease) in cash                                                (76,267)         (180,195)

 CASH AT BEGINNING OF PERIOD                                           211,637           259,623
-------------------------------------------------------------------------------------------------

 CASH AT END OF PERIOD                                             $   135,370       $    79,428
=================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                        (UNAUDITED)

 SIX MONTHS ENDED JUNE 30,                                           2002                 2001
-----------------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                              $   124,012          $   204,290

 NONCASH INVESTING AND FINANCING ACTIVITIES:
 During the six months ended June 30, 2002 and 2001, the Company issued 0 and 567,247 shares of stock for services and recorded expenses of $0 and $106,346, respectively.

 In April 2001, the Company issued 80,000 stock options for the acquisition of Explorespace.com, and recorded expenses of $67,055.

===============================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         SPACEDEV, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiaries, Integrated Space Systems Inc. (ISS), SpaceDev Australia, and the newly formed SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 29, 2002 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002 or any future period, and the Company makes no representations related thereto.

         The accompanying condensed consolidated financial statements as of June 30, 2002 and 2001 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $1,098,823 as of June 30, 2002, and incurred a net loss of $116,917 for the six months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the first six months of 2002, management raised $20,000 through a private equity placement. Subsequent to June 2002, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

         Beginning in second quarter 2002, capitalized software costs are amortized over their estimated useful lives of eighteen months using the straight-line method of accounting.

2.       REVENUE RECOGNITION

         In November 1999, SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). In 2000, the Company reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, the Company accrued a loss of approximately $861,000. Included in the review was a $600,000 modification to the scope of the contract which was signed on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB which added $1,201,132 to the contract, as well as an increase in contract scope. This increased the total contract revenue to $6,797,000. At December 31, 2001, the Company reviewed the contract again and with the contract modifications and added scope, the total estimated loss was reduced by $397,238 to approximately $463,000. As of June 30, 2002, approximately 90% of the total contract costs had been expended and the remaining loss accrued on the balance sheet at June 30, 2002 was approximately $47,000. The CHIPSat contract is expected to conclude on December 31, 2003. The Company successfully negotiated an additional contract change in July 2002 that will increase the value of the CHIPSat contract by $100,000 as well as adding additional scope. The added value and scope changes will be reviewed during the third quarter of 2002 to determine if there will be any significant changes to the accrued contract loss.

         In September 2001, the Company was awarded a contract for a proprietary research program valued in excess of $1 million. As a part of that program, the Company will compete with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at a total $2.2 million. The Company expects this contract to generate revenue in 2002 of approximately $824,000 to $1.8 million. Work on this project generated approximately $807,000 in revenues during the first six months of 2002. To date, the Company has recognized approximately $180,000 of gross margin on this contract. Management intends to review the contract status in the third quarter of 2002, after a higher percentage of completion is attained, to evaluate possible changes to the total estimated costs to complete the contract. As a result, management has elected to defer the remaining to date gross margin of approximately $100,000 on this project.

3.       NOTES PAYABLE

         (a)      BUILDING AND SETTLEMENT NOTES

         On February 23, 2000, the Company signed a $1,330,000 note to refinance its facility in Poway, California. The note calls for 300 monthly payments of approximately $10,000, which include principal and interest at prime plus 1.5%. On June 30, 2002 and 2001 the interest rate on the note was 6.25% and 10% with an outstanding balance of $1,294,032 and $1,321,828, respectively. The note matures in February 2025.

         In December 1998, the Chief Executive Officer (the "CEO") of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.00% and a balloon payment of $505,000, including interest, in December 2003. At June 30, 2002 and 2001, the outstanding balance on this loan was $495,012 and $499,671, respectively.

         In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan called for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At June 30, 2002 and 2001, the outstanding balance on this loan was $456,020 and $458,609, respectively.

         In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At June 30, 2002, the outstanding balances on these notes were $175,390.

         In June 2001, the Company accrued a $150,000 contingent liability related to its guarantee on a performance bond on behalf of Space Innovations Limited ("SIL"), which was then a subsidiary of the Company. In 1999, the Company was required to guarantee a performance bond on behalf of SIL in connection with a contract to build a satellite bus for an Australian domestic spacecraft project. SIL was unable to perform on the contract and subsequently declared bankruptcy. The Company has been in settlement negotiations with the bonding company, Technical & General Guarantee Company Limited ("T&G"), with a focus on extending the payment terms and/or reducing the amount of the claim for $300,000 Australian Dollars.

         On May 6, 2002, a settlement agreement was reached with T&G which called for twelve monthly payments of $1,200 beginning March 1, 2002. After the twelve months the note calls for a balloon payment on the anniversary of the effective date in the amount of $139,000. The Company has the right to convert the balloon note to a three-year loan with 36 equal monthly payments with a 10% interest rate when the balloon note matures.

         Future minimum principal payments on notes payable, building and settlement notes are as follows:

         Six Months Ended June 30,
         --------------------------------------------------------
                   2002                              $   218,257
                   2003                                1,017,452
                   2004                                   53,880
                   2005                                   46,000
                   2006                                   18,500
             Thereafter                                1,214,965
         --------------------------------------------------------

                                                     $ 2,569,054
         ========================================================


         (b)      RELATED PARTIES

         The Company had notes payable to the CEO. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%. At June 30, 2002 and 2001, the balances were $648,865 and $679,598, respectively, with accrued interest.

         Future minimum principal payments on notes payable, related parties are as follows:

         Three Months Ended March 31,
         ----------------------------------------------------------------
                   2002                                  $    80,000
                   2003                                       80,000
                   2004                                       80,000
                   2005                                       80,000
                   2006                                       80,000
             Thereafter                                      248,865
         ----------------------------------------------------------------
                                                         $   648,865
         ================================================================

Interest expense on these notes was $23,633 and $27,633 for the six months ended June 30, 2002 and 2001, respectively.

4.       OPERATING SEGMENTS

         The Company's operating structure included one active operating segment for 2002 and two active operating segments for 2001. As a result, no segment information is presented for the six months and three months ended June 30, 2002.

         SEGMENT PRODUCTS AND SERVICES

         The Company had the following reportable segments in 2001: Space Mission Division (SMD), and ISS. SMD was in the process of developing deep space science exploration satellites. ISS provided small hybrid propulsion space systems and engineering services. Currently the SpaceDev product line offers a combination of the former segments product lines and services.


         FOR THE THREE MONTHS ENDED JUNE 30, 2001
         -----------------------------------------------------------------------------------------
         (IN THOUSANDS)                              SMD          ISS                      Total
         -----------------------------------------------------------------------------------------
         Net revenue from external
           Customers                             $   854     $     87                  $    941
         Depreciation and
           amortization expense                       43          176                       219
                                              ----------------------------------------------------
         Segment loss                            $  (292)    $   (137)                 $   (429)
                                              ====================================================

         FOR THE SIX MONTHS ENDED JUNE 30, 2001
         -----------------------------------------------------------------------------------------
         (IN THOUSANDS)                              SMD          ISS                      Total
         -----------------------------------------------------------------------------------------
         Net revenue from external
           customers                             $ 1,236     $    242                  $  1,478
         Depreciation and
           amortization expense                       84          352                       436
                                              ----------------------------------------------------
         Segment loss                            $  (713)    $   (375)                 $ (1,088)
                                              ====================================================

         Total segment assets                    $ 3,285     $  1,138                  $  4,423
         Less intersegment assets                   (164)           -                      (164)
                                              ----------------------------------------------------
         Net segment assets                      $ 3,121     $  1,138                  $  4,259
                                              ====================================================

5.       NEW ACCOUNTING PRONOUNCEMENTS

         For New Accounting pronouncements please refer the Company's Annual Report on Form 10-KSB filed on March 29, 2002.

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

         Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse or favorable outcome in litigation, claims and other actions, and potential litigation, claims and other actions by or against us; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market are products.

         Given these uncertainties, investors are cautioned not to place too much weight on such statements. We are not currently obligated to update these forward-looking statements.

OVERVIEW

         The Company formulated and began to implement its current business plan in 1997. In February 1998, our operations were expanded with the acquisition of Integrated Space Systems, Inc., a California corporation founded for the purpose of providing engineering and technical services related to space-based systems ("ISS"). The ISS employee base acquired upon acquisition was largely made up of former General Dynamics engineers and enlarged our then current employee base to 20 employees. ISS was purchased for a total of $3,625,000, paid in Rule 144 restricted common shares of SpaceDev. An excess in the calculated purchase price of approximately $164,000 of net assets acquired was capitalized as goodwill and was to be amortized over a period of 60 months.

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

         In November 1999, SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, the Company reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, the Company accrued a loss of $861,000. Included in the review was a $600,000 modification to the scope of the contract which was signed on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB which added $1,201,132 to the contract, as well as an increase in contract scope. This increased the total contract revenue to $6,797,000. At December 31, 2001, the Company reviewed the contract again and with the contract modifications and added scope, the total estimated loss was reduced by $397,238 to approximately $463,000. As of June 30, 2002, approximately 90% of the total contract costs had been expended and the remaining loss accrued on the balance sheet at June 30, 2002 totaled approximately $47,000. The Company successfully negotiated an additional contract change in July 2002 that will increase the value of the CHIPSat contract by $100,000 as well as adding additional scope. The added value and scope changes will be reviewed again during the third quarter of 2002 to determine if there will be any significant changes to the accrued contract loss. The Company receives monthly payments on the contract according to a preset payment schedule detailed in the contract.

         On February 1, 2000, we announced that SpaceDev had teamed with Boeing to investigate opportunities of mutual interest in the commercial deep-space arena. The purpose of the agreement was to investigate a variety of small, low-cost, deep space mission initiatives formulated by SpaceDev that are based on SpaceDev's commercial micro-mission work. During 2000, technical and corporate staff from Boeing and SpaceDev further refined and advanced SpaceDev's concept of commercial missions to the Moon, Mars and near-Earth asteroids, involving micro-spacecraft of 250 kg mass. The effort also included a global assessment of the market potential for such missions, and a technical and programmatic assessment of lower cost launch vehicle options for such missions.

         In July 2000, the Company was awarded two contracts from the Office of Space Launch of the National Reconnaissance Office ("NRO") totaling approximately $800,000. These contracts were completed during the second quarter of 2001. This work was a continuation of two previous contracts concerning the development of hybrid space propulsion technology and orbital transfer vehicles.

         In September 2001, SpaceDev was awarded a contract for a proprietary research program valued in excess of $1 million. As a part of that program, the Company is competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at a total $2.2 million. We expect this contract to generate revenue in 2002 of approximately $824,000 to $1.8 million. Work on this project generated approximately $807,000 in revenues during the first six months of 2002. To date, we have recognized approximately $180,000 of gross margin on this contract. We intend to review the contract status in the third quarter of 2002, after a higher percentage of completion is attained, to evaluate possible changes to the total estimated costs to complete the contract. As a result, we have elected to defer the remaining to date gross margin of approximately $100,000 on this project.

         On April 30, 2002, the Company was awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Lab
(AFRL). We anticipate receiving an award for Phase II of the contract in September 2002 and will use the project to further expand the Company's product line to satisfy commercial and government space transportation requirements. The first two Phases of the contract are worth up to $1.6, million of which $100,000 was awarded for Phase I. There can be no assurance that Phase II will actually be awarded to SpaceDev. Money has been appropriated to this project by Congress and, as of the date of this report, SpaceDev has been invited to submit a proposal for Phase II. Our success in winning Phase II will depend on approval of our Phase II proposal.

RESULTS OF OPERATIONS

         Please refer to the condensed consolidated financial statements, which are a part of this report for further information regarding the results of operations of the Company.

         SIX MONTHS ENDED JUNE 30, 2002 -VS.- SIX MONTHS ENDED JUNE 30, 2001

         During the six months ended June 30, 2002, the Company had net sales of $1,812,408 as compared to net sales of $1,478,188 for the same period in 2001. Sales in the first six months of 2002 were comprised of approximately $806,000 from the CHIPSat program, $807,000 from a contract for a proprietary development program, and $199,000 from all other programs. In the first six months of 2001, sales were comprised of $1,158,000 from the CHIPSat program, $200,000 from research and development performed for the NRO, $91,000 from the Boeing/JPL Mars Sample Return project and $29,000 from all other programs.

         The gross margin percentage for the six months ended June 30, 2002 was 20% as compared to 39% for the same period in 2001. The decrease was due to a higher level of low margin work on the CHIPSat project and deferral of gross margin on the proprietary research program. We experienced a decrease in operating expenses from $1,493,999 during the six months ended June 30, 2001 to $367,736 for the same six months in 2002. Operating expenses include general and administrative expenses and research and development expenses. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, insurance, legal and accounting fees and other overhead expenses. The decrease was primarily attributable to the reduction of research and development costs from $198,400 during the first six months of 2001 to $0 for the same period in 2002, as well as a reduction in salaries of approximately $126,000 due to changes in personnel in 2001. There was also an overall reduction of non-cash expenses -- including stock based compensation of approximately $173,000 and $318,000 of goodwill amortization -- during the first six months in 2001 to $0 for the same period in 2002. The reduction of these expenses can also be attributed to the absorption of certain Indirect General and Administrative costs into costs of good sold.

         For the first six months of 2002, the Company had cost of sales (direct and allocated costs associated with individual contracts) of approximately $1,441,577 as compared to $903,946 during the same period in 2001. This increase was primarily due to the increase in revenues on percentage-of-completion programs as well as a reclassification of certain General and Administrative costs to cost of goods sold. The percentage-of-completion method of contract accounting is based on the ratio of total costs incurred to total estimated costs, therefore an increase in costs incurred will increase earned revenue during the period.

         Interest expense for the six months ending June 30, 2002 and 2001 was approximately $120,012 and $167,782, respectively. The decrease in interest expense was caused by the decrease in the interest rates on the debt.

         During the six months ended June 30, 2002, we experienced a net loss of $116,917, compared to a net loss of $1,087,539 for the same six-month period in 2001. The decrease in the net loss was due an increase in revenues as well as a reduction to our operating expenses by approximately $1,100,000.

         THREE MONTHS ENDED JUNE 30, 2002-VS.- THREE MONTHS ENDED JUNE 30, 2001

         During the three months ended June 30, 2002, the Company had net sales of $862,638 as compared to net sales of $940,928 for the same three months in 2001. Sales in 2002 were comprised of approximately $325,000 from the CHIPSat program, $441,000 from a contract for a proprietary development program, and $97,000 from all other programs. During the same period in 2001, there was $737,000 from the CHIPSat program, $67,000 from research and development performed for the NRO, $91,000 from the Boeing/JPL MSR project and $46,000 from all other programs.

         Gross profit percentages in second quarter 2002 were 15% as compared to 45% for the same period in 2001. The decrease was due to a higher level of low margin work on the CHIPSat project and managements deferral of gross margin on the proprietary research program. During the three months ended June 30, 2002, we experienced a net loss of approximately $88,000 as compared to a net loss of $429,000 for the same period in 2001. The decrease in the net loss was due to increased revenues on a contract for a proprietary development program, as well as a decrease in general and administrative expense as detailed above.

         During the three months ended June 30, 2002, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $730,000 and $521,000 in the same period in 2001. This increase was primarily due to the increase in revenues on percentage-of-completion programs as well as a reclassification of certain indirect General and Administrative costs to cost of goods sold. The percentage-of-completion method of contract accounting is based on the ratio of total costs incurred to total estimated costs, therefore an increase in incurred costs will result in an increase in earned revenue during the period. The Company experienced a decrease in general and administrative expenses from $768,071 for the three months ended June 30, 2001 to $155,768 for the same period ended June 30, 2002. The decrease was primarily attributable to the issuance of 500,000 shares of common stock to EMC Holdings Group, Inc. ("EMC"). EMC received the first and final installment on June 26, 2001 for a total cost of $455,000 of which $45,500 was expensed during the second quarter of 2001. Decreases in general and administrative costs also included $150,000 for the contingent liability due to Technical & General Guarantee Company Limited as referenced in Note 3(a) to the consolidated financial statements, stock options that had a value of $67,000 for the acquisition of Explorespace.com which were expensed in 2001, and a reduction in salaries of approximately $72,000 from 2001. The reduction of these expenses can also be attributed to the absorption of certain Indirect General and Administrative costs into costs of good sold.

         There were no research and development expenses for the three-month periods ended June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 2001 financial position raises substantial doubt about its ability to continue as a going concern. Management believes that this condition remains at June 30, 2002. Our ability to continue as a going concern depends upon our ability to continue reducing the working capital deficit, consummate additional funding and obtain profitable new business. The funding as well as new business can come from a variety of sources, including public or private equity markets, state and federal grants, government and commercial customer program funding as well as commercial product sales. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

         CASH POSITION FOR SIX MONTHS ENDED JUNE 30, 2002 -VS.- SIX MONTHS ENDED JUNE 30, 2001

         We had a net decrease in cash during the six months ended June 30, 2002 of ($76,267), compared to a net decrease of ($180,195) for the same period in 2001. Net cash used in operating activities totaled ($4,804) for the six months ended June 30, 2002, a decrease of $200,701 as compared to ($205,505) used by operating activities during the same period in 2001. This is attributable primarily to the decrease in operating expenses and a reduction of the overall loss for the six months ending June 30, 2001 from ($1,087,539) to ($116,917) for the same period in 2002.

         Net cash used in investing activities totaled $0 for the six months ended June 30, 2002 compared to $9,503 used in investing activities for the same period in 2001. Fixed assets purchased during the six months ended June 30, 2001 totaled $9,503 as compared to $0 in the first six months ended June 30, 2002. Net cash used in financing activities totaled ($71,463) for the six months ended June 30, 2002, a decrease of $106,276 versus the $34,813 provided by financing activities during the same period on 2001. This decrease is primarily attributable to generating $100,000 from sales of common stock during the six months ended June 30, 2001 compared to $20,000 for the same period in 2002.

         At June 30, 2002, the Company's cash, which includes cash reserves and cash available for investment, was $135,370 as compared to $79,428 at June 30, 2001, an increase of $55,942. At June 30, 2002, the Company had accounts receivable of $201,331, and accounts payable and accrued expenses of $226,659.

         As of June 30, 2002, the Company's backlog of funded and non-funded business was approximately $2.6 million, as compared to approximately $2.7 million as of June 30, 2001.

         Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,076,000 consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $40,000 during the six months ended June 30, 2002, from $2,036,000 at December 31, 2001 to $2,076,000 at June 30, 2002.

         Please refer to the condensed consolidated financial statements, which are a part of this report for further information regarding the liquidity and capital resources of the Company.

         CONTRACTUAL OBLIGATIONS

         Commercial commitments are intended to include lines of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires registrant performance pursuant to a funding commitment.

         The Company's contractual obligations and commercial commitments are detailed below:

---------------------------------------------------------------------------------------------------------------
     Contractual          12 Months      12 Months      12 Months     12 Months     Thereafter        Total
     Obligations           6-30-03        6-30-04        6-30-05       6-30-06
---------------------------------------------------------------------------------------------------------------
   Notes Payable,
      Unrelated            $ 218,257     $1,017,452      $  53,880     $ 46,000     $1,233,465      $2,569,054
---------------------------------------------------------------------------------------------------------------
    Capital Lease
     Obligations              37,604         19,060          4,720            -              -          61,384
---------------------------------------------------------------------------------------------------------------
 Related Party Notes
       Payable                80,000         80,000         80,000       80,000        328,865         648,865
---------------------------------------------------------------------------------------------------------------
     Total Cash
     Contractual
     Obligations           $ 335,861     $1,116,512      $ 138,600     $126,000     $1,562,330      $3,279,303
---------------------------------------------------------------------------------------------------------------

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

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS No. 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and have provided pro forma disclosures as if the fair value based method prescribed SFAS No. 123 has been utilized. The Company has valued its stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

         FORWARD-LOOKING STATEMENTS AND RISK ANALYSIS

         We continue to sustain operations with a mix of government and commercial contracts. To date, we have maintained a mix of government and commercial business. In 2001, we had about 80% government or government related work. In 2002, we expect the ratio to be approximately 70% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 60% for the next several years as we increase our government marketing efforts for both of our product lines.

         SpaceDev can continue to grow and execute certain parts of its strategy without additional equity funding by identifying, bidding and winning new commercial or government funded programs. During the second quarter of 2002, we submitted several bids for commercial and government programs, have worked with the U.S. Congress to secure directed funding for our programs and have actively worked to procure some significant commercial projects. The win of some of these programs would enable SpaceDev to continue to grow and broaden its business base. We were not successful on some of the other government and commercial proposals, but continue to work on the commercial products and projects, and are preparing new proposals and quotes for government customers.

         As highlighted above, we did sign a contract with one government customer on April 30, 2002 and anticipate being awarded Phase II of this program, which should lead to approximately $1.6 million of new business over the next 15 months. Although we do anticipate winning Phase II of the program, there can be no assurance that we will receive the award. Money has been appropriated to this project by Congress and, as of the date of this report, SpaceDev has been invited to submit a proposal for Phase II. Our success in winning Phase II will depend on approval of our Phase II proposal. A failure to win Phase II of the AFRL contract could have a negative effect on our financial position during the next twelve months. In that event, we would attempt to offset the loss with other contract wins or a reduction in overhead costs, including, potentially, a reduction in work force.

         While we do not expect a reduction of government sales, we are continuing to aggressively market our products to the commercial market, particularly our subsystems and hybrid propulsion for manned sub-orbital space planes, and are marketing our micro spacecraft to a variety of commercial customers. Our business model does anticipate the winning of contracts in either the government or commercial market segments. Based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contract wins from the other; however, our inability to win business in either market would have a negative effect on the Company's business operations and financial condition. To mitigate this risk, we have embarked on a strategy of marketing our satellite subsystem products, developed during the CHIPSat program, to numerous commercial customers, and have received positive interest in these products.

         We are forecasting about the same or modest growth in sales for 2002 as in 2001. At this time, about 80% of the forecasted sales are under contract. There is no guarantee that we will win enough new business to achieve any growth. To obtain the same or modest growth in sales we do not expect to have to make significant capital expenditures for 2002.

         We will receive total fixed compensation on the CHIPSat project in a total amount of $6,897,000, of which about $3.2 million in revenues was generated in 2001 and approximately $806,000 was generated through the first half of 2002. The contract calls for total payments of $1,404,000 in 2002 and $572,000 in 2003. As outlined above, we reviewed the contract again in late 2001 and the total loss was reduced from $861,000 to approximately $463,000. We are currently negotiating an increase to the contract for approximately $300,000 to the total contract value and scope of which $100,000 was successfully negotiated in July 2002. At this time, we do not expect any additional losses from or increases to the contract. The launch of CHIPSat is currently scheduled for late 2002. The successful and/or timely launch of CHIPSat depends on a number of factors, many of which are beyond our control. In the event of a delay in the launch or an unsuccessful launch of CHIPSat, we would request a contract modification from our customer to cover all resulting expenses pursuant to the terms of the original contract. A failed CHIPSat launch could negatively impact our marketing efforts and our ability to raise additional equity funding, if necessary.

         We expect payments of about $1.5 million in 2002 from a commercial contract won last November, of which approximately $807,000 in revenues has been generated during the first six months of 2002. This effort could lead to follow-on contracts or commitments from the same customer later this year or in 2003, but at this time we cannot assess the probability of winning or the value of those contracts or commitments.

         We expect to incur losses through 2002 from the ongoing operations of our business and do not expect to generate net positive cash flow from annual operations sufficient to fund both operations and any significant capital expenditures. There can be no assurance that SpaceDev will achieve or sustain any positive cash flow or profitability thereafter.

         During the years ended December 31, 2001 and December 31, 2000, we raised approximately $145,000 through private sales of stock. The Company raised an additional $20,000 in the first six months of 2002. To execute the Company's total strategy of small, capable, low-cost micro satellites, hybrid propulsion products and new commercial revenue sources, we require significant funding and/or the winning of significant government and commercial programs. The current estimate of investor or customer funding is over $20 million, which could come from a combination of private and/or public equity placements or government and commercial customers. At this time, we do have an ongoing private placement to generate private equity, but do not have a commitment from any individual, placement agent or underwriter to implement any additional public or private offering.

         SpaceDev may also need to raise additional capital if, for example, (i) significant delays occur in deploying its first space mission due to technical difficulties, launch, or satellite failure, or other reasons; (ii) it does not enter into agreements with customers on the terms we anticipates; (iii) its net operating deficit increases because it incurs significant unanticipated expenses; or (iv) it incurs additional costs from modifying its satellite products or its proposed hybrid-related systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. A substantial shortfall in funding would delay or prevent deployment of the hybrid-related systems, a Lunar Orbiter or a NEAP-like system.

         Our ability to execute a public offering or otherwise obtain funds is subject to numerous factors beyond our control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that SpaceDev will be profitable, or that any additional public offering will occur, that we will be successful in obtaining additional funds from any source or be successful in implementing an acceptable exit strategy on behalf of our investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to the Company when such funds are needed or may be on terms which are significantly adverse to our current shareholders. The unavailability of funds when needed would have a material adverse effect on the Company.

         Our business partially depends on activities regulated by various agencies and departments of the U.S. government and other companies that rely on the government. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further, significant delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The U.S. economy in general has been adversely affected by the terrorist activities and potential activities, and this economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. Conversely, because of the nature of our products, there may be opportunities for the Company to offer solutions to the government that may address some of the problems that the country faces at this time.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A three-day arbitration hearing was held in May and June 2002 with respect to claims arising out of consulting and advisory service agreements between SpaceDev and EMC Holdings Corporation ("EMC"). Pursuant to those agreements, EMC was to receive a combination of equity and cash compensation in exchange for services to be rendered to the Registrant. SpaceDev terminated the agreements in late 2001 and, on November 7, 2001, filed a demand for arbitration seeking the return of the first installment of 500,000 shares based on EMC's failure to perform under the agreements. EMC filed its own claim with the American Arbitration Association on November 13, 2001, alleging that the Company owed it $118,000 in fees.

         On July 17, 2002, an interim award was issued in favor of SpaceDev against EMC, ordering the return of the initial installment of 500,000 shares and denying EMC's claim for $118,000. A status conference is currently being scheduled at which time the parties will agree upon a procedure for SpaceDev to request that the award be increased to include recovery of its attorneys' fees and expenses for arbitration. Once the issue of attorneys' fees and expenses is resolved, SpaceDev will ask the Orange County Superior Court to confirm the arbitrator's award. Currently, the interim award is not a final judgment; however, because this matter was submitted to binding arbitration, EMC has only limited grounds to appeal the award.

ITEM 2.    CHANGES IN SECURITIES

         The Company issued incentive stock options to purchase 44,000 shares of common stock to non-officer employees with exercise prices ranging from $0.532 to $0.478. These options vest in equal installments every six months over a period of four years.

         On May 20, 2002, the Company entered into an employment agreement with Stuart Schaffer, our Vice President of Product Development and Marketing, pursuant to which he received an option to purchase up to 450,000 shares of the Company's common stock at a purchase price of $0.478. Mr. Schaffer's options vest as follows; 45,000 shares on November 20, 2002; 45,000 shares on May 20, 2003; 45,000 shares on November 20, 2003; 45,000 shares on May 20, 2004; 45,000 shares on November 20, 2004; 45,000 shares on May 20, 2005; 45,000 shares on November 20, 2005; 45,000 shares on May 20, 2006; 45,000 shares on November 20, 2006; 45,000 shares on May 20, 2007.

         On May 28, 2002, the Company entered into an employment agreement with Emery Skarupa, our Vice president of Operations, pursuant to which he received an option to purchase up to 120,000 shares of the Company's common stock at a purchase price of $0.478. Mr. Skarupa's options vest as follows; 12,000 shares on November 28, 2002; 12,000 shares on May 28, 2003; 12,000 shares on November 28, 2003; 12,000 shares on May 28, 2004; 12,000 shares on November 28, 2004;
12,000 shares on May 28, 2005; 12,000 shares on November 28, 2005; 12,000 shares on May 28, 2006; 12,000 shares on November 28, 2006; 12,000 shares on May 28, 2007.

         Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 10,000 shares each to Howell
M. Estes, III, Curt Dean Blake, and Wesley T. Huntress as well as 5,000 to Robert Walker for their attendance, either in person or by telephone, at the Board of Directors meeting held on July 19, 2002. These options were issued with an exercise price of $0.478 per share (based on the five-day average closing price of the Company's common stock on the date of grant) and will expire on the five-year anniversary date of the date of grant. The option's vest in two installments of 50% each on the first and second anniversaries of the grand date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

CORRECTIVE DISCLOSURE

         On June 19, 2002, the Company filed a Current Report on Form 8-K, the signature page to which inadvertently listed James W. Benson as the Chief Financial Officer of the Company. The Signature page was intended to list Mr. Benson as the Chief Executive Officer and Chairman of the Board of the Company. At this time, the Company is currently seeking a Chief Financial Officer to replace Charles H. Lloyd, who resigned from that position on June 14, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.
         -----------

         (99.1) Certification Pursuant to 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K filed June 19, 2002 was filed with the Commission under Item 5 (other information), regarding the resignation of Charles H. Lloyd.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        SPACEDEV, INC.
                                                        Registrant



Dated:  August 14, 2002                                 /S/ James W. Benson
                                                        ------------------------
                                                        James W. Benson
                                                        Chief Executive Officer