Form 10QSB
period 2002-09-30
SPACEDEV INC
filed 2002-11-14
CIK 1031833

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _____________

Commission File Number     000-28947    .
                         ---------------

                                 SPACEDEV, INC.
             (Exact name of registrant as specified in its charter)


            Colorado                                             84-1374613

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,396,008 shares of Issuer's voting common stock were outstanding on November 8, 2002.

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX                                                                       PAGE
-----                                                                       ----

PART I   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements (Unaudited)..................................1
       Condensed Consolidated Balance Sheets at September 30, 2002 and 2001....1
       Condensed Consolidated Statements of Operations for September 30,
         2002 and 2001.........................................................3
       Condensed Consolidated Statements of Cash Flows for September 30,
         2002 and 2001.........................................................4
       Notes to Condensed Consolidated Financial Statements....................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................12

   ITEM 3.  Controls and Procedures...........................................22

PART II   OTHER INFORMATION

   ITEM 1. Legal Proceedings..................................................23
   ITEM 2. Changes in Securities..............................................23
   ITEM 3. Defaults Upon Senior Securities....................................23
   ITEM 4. Submission of Matters to Vote of Security Holders..................23
   ITEM 5. Other Information..................................................24
   ITEM 6. Exhibits and Reports on Form 8-K...................................24

Signatures....................................................................25
Certifications

ITEM 1.   FINANCIAL STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 SEPTEMBER 30,                                          2002              2001
-------------------------------------------------------------------------------

 ASSETS

 CURRENT ASSETS
     Cash                                       $     35,743      $     68,202
     Accounts receivable                             117,552           365,070
     Other current assets                                  -            11,804
-------------------------------------------------------------------------------

 Total current assets                                153,295           445,076

 FIXED ASSETS - NET                                2,090,925         2,215,615

 INTANGIBLE ASSETS - NET                                   -           983,889

 CAPITALIZED SOFTWARE COSTS - NET (NOTE 1)           138,010           207,016

 OTHER ASSETS                                         82,465            77,964
-------------------------------------------------------------------------------

                                                $  2,464,695      $  3,929,560
================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                        SPACEDEV, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

 SEPTEMBER 30,                                                                           2002            2001
--------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
     Current portion of notes payable (Note 3 & 4(a))                             $   215,065    $     13,000
     Current portion of capitalized lease obligations                                  35,480          29,606
     Current portion of notes payable - related party (Note 3 & 4(b))                 234,666          80,000
     Accounts payable and accrued expenses                                            542,786         763,390
     Accrued payroll, vacation and related taxes                                      132,786         108,527
     Other accrued liabilities                                                              -         189,402
     Customer deposits and deferred revenue                                           219,957         318,794
     Billings in excess of costs incurred and estimated earnings (Note 2)              81,010         404,024
     Provision for anticipated loss (Note 2)                                           17,914         468,567
--------------------------------------------------------------------------------------------------------------

 Total current liabilities                                                          1,479,664       2,375,310

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3 & 4(A))                             2,330,126       2,259,456

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                                16,018          35,266

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES (NOTE 3 & 4(B))               559,931         592,665

 DEFERRED REVENUE                                                                       5,000           5,000
--------------------------------------------------------------------------------------------------------------

 Total liabilities                                                                  4,390,739       5,267,697

 STOCKHOLDERS' DEFICIT
     Convertible preferred stock, $.001 par value, 10,000,000 shares
       authorized; no shares issued and outstanding                                         -               -
     Common stock, $.0001 par value; 50,000,000 shares
         authorized; 14,391,008 and 14,705,809 shares issued and
         outstanding, respectively                                                      1,439           1,480
     Additional paid-in capital                                                     7,785,810       8,153,541
     Additional paid-in capital - stock options                                       750,000         750,000
     Deferred compensation                                                           (250,000)       (250,000)
     Accumulated deficit                                                          (10,213,293)     (9,993,158)
--------------------------------------------------------------------------------------------------------------

 Total stockholders' deficit                                                       (1,926,044)     (1,338,137)
--------------------------------------------------------------------------------------------------------------

                                                                                 $  2,464,695    $  3,929,560
==============================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.



                                        SPACEDEV, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                 Three Months Ended                  Nine Months Ended
 THREE AND NINE MONTHS ENDED SEPTEMBER 30,                    2002               2001              2002            2001
------------------------------------------------------------------------------------------------------------------------
NET SALES                                              $   757,116       $  1,164,832       $ 2,569,524     $ 2,643,020
Cost of Sales                                              709,419            793,075         2,150,996       1,697,021
------------------------------------------------------------------------------------------------------------------------

 GROSS MARGIN                                               47,697            371,757           418,528         945,999

 OPERATING EXPENSES
       General and administrative:                         337,493            457,778           705,229       1,579,976

       Stock and stock option based
       compensation (Note 6)                              (454,062)           409,500          (454,062)        582,901
------------------------------------------------------------------------------------------------------------------------
       TOTAL GENERAL AND ADMINISTRATIVE
         EXPENSES                                         (116,569)           867,278           251,167       2,162,877
       Research and development                                  -                  -                 -         198,400
------------------------------------------------------------------------------------------------------------------------
 TOTAL OPERATING EXPENSES                                 (116,569)           867,278           251,167       2,361,277
------------------------------------------------------------------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS                             164,266           (495,521)          167,361      (1,415,278)

 OTHER EXPENSE
 Interest expense                                           65,093             70,420           185,105         238,202
------------------------------------------------------------------------------------------------------------------------

 NET INCOME (LOSS)                                     $    99,173       $   (565,941)      $   (17,744)    $(1,653,480)
========================================================================================================================

 NET INCOME (LOSS) PER SHARE; BASIC & DILUTED:
     Net Income (loss)                                       $0.01             ($0.04)           ($0.00)         ($0.11)
========================================================================================================================

     Weighted-Average Shares Outstanding                14,877,307         14,741,425        14,853,988      14,771,790
========================================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.



                                   SPACEDEV, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

 NINE MONTHS ENDED SEPTEMBER 30,                                           2002                  2001
------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                   $     (17,744)        $  (1,653,480)
     Adjustments to reconcile net (loss) to net cash
       used in operating activities:
       Depreciation and amortization                                    218,204               656,414
       Contributed assets                                               (16,251)                    -
       Loss on disposal of assets                                         7,410                     -
       Common stock and stock options issued for compensation
       and services (Note 6)                                           (454,062)              651,541
       Change in operating assets and liabilities                        42,096               232,025
------------------------------------------------------------------------------------------------------

 NET CASH (USED IN) OPERATING ACTIVITIES                               (220,347)             (113,500)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                                                -               (50,641)
------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on notes payable (Note 3 & 4(a))                      (58,166)               (8,152)
     Net Payments on capital lease obligations                          (27,046)              (92,193)
     Net proceeds (payments) on notes payable - related party
       (Note 3 & 4(b))                                                   94,666               (46,934)
     Proceeds from issuance of common stock                              34,999               119,999
------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     44,453               (27,280)
------------------------------------------------------------------------------------------------------

 Net (decrease) in cash                                                (175,894)             (191,421)

 CASH AT BEGINNING OF PERIOD                                            211,637               259,623
------------------------------------------------------------------------------------------------------

 CASH AT END OF PERIOD                                            $      35,743         $      68,202
======================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.


                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)

 NINE MONTHS ENDED SEPTEMBER 30,                                  2002                 2001
--------------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                           $   191,105          $   156,361

 NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2002 and 2001, the Company issued
         2,000 and 567,247 shares of stock for services and recorded expenses of $938 and $651,541, respectively.

During the nine months ended September 30, 2002 the Company recovered 500,000 shares of stock for a credit of $455,000 upon final judgment of the outstanding litigation against EMC Holdings, Inc. The expense for this matter was recorded during 2001.

In April 2001, the Company issued 80,000 stock options for the acquisition of Explorespace.com, and recorded expenses of $67,055.

In August 2001, the Company issued 25,000 warrants for payment due to AMROC for annual payment on a transaction in which the company entered into on August 14, 1998 the expense was $21,925.

============================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiaries, Integrated Space Systems, Inc. (ISS), SpaceDev Australia, and the newly formed SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 29, 2002 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002 or any future period, and the Company makes no representations related thereto.

         The accompanying condensed consolidated financial statements as of September 30, 2002 and 2001 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $1,326,369 as of September 30, 2002, and incurred a net loss of $17,744 for the nine months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the first nine months of 2002, management raised $35,000 through a private equity placement. Subsequent to September 2002, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. In order to provide additional working capital to the Company the Board of Directors approved the sale of up to $400,000 in convertible notes and common stock purchase warrants to the officers and directors of the Company during the fourth quarter 2002 (see "Note 8"). Management also entered into negotiations to sell its facility and lease it back over an expected period of ten years to raise additional cash to fund operations (see "Note 8"). There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

         Beginning in second quarter 2002, capitalized software costs are amortized over their estimated useful lives of eighteen months using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144.

2.       REVENUE RECOGNITION

         In November 1999, SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, management performed a cost-analysis on the contract and recorded a loss of approximately $861,000 when it was determined that the costs would likely exceed revenue on the project. This review included a modification in scope, which increased the contract price by $600,000 on June 15, 2001. When a second contract modification was signed on November 28, 2001, again adding to the scope of the contract and increasing the contract price by another $1,201,132, management performed another review and reduced the total estimated loss to approximately $463,000. As of September 30, 2002, approximately 96% of the total contract costs had been expended and the remaining loss accrued on the balance sheet has been reduced to approximately $17,900. The Company successfully negotiated an additional contract change in July 2002 that increased the value of the CHIPSat contract by an additional $100,000 as well as adding scope. We are currently in final negotiations of a contract modification of approximately $300,000, which will take the CHIPSat program to completion. The added value and scope changes will be reviewed again during the fourth quarter of 2002. The Company receives monthly payments on the contract according to a preset payment schedule detailed in the contract.

         In September 2001, the Company was awarded a contract for a proprietary research program valued in excess of $1 million. As a part of that program, the Company is competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at a total $2.2 million. Management believes that the award could lead to a long-term market for our hybrid propulsion technology if we are successful in winning the contract. Management expects the amount of revenue to be generated in 2002 to be approximately $1.1 to $1.8 million. Work on this project generated approximately $1,055,000 in revenues during the first nine months of 2002. Management intends to review the contract status in the fourth quarter of 2002, after a larger percentage of completion is obtained, to evaluate possible changes to the total estimated costs to complete the contract. As a result, management has elected to defer recognizing gross profit of $100,000.

3.       OTHER ACCRUED LIABILITY

         In June 2001, the Company accrued a $150,000 contingent liability related to its guarantee on a performance bond on behalf of Space Innovations Limited ("SIL"), which was then a subsidiary of the Company. In 1999, the Company was required to guarantee the performance bond in connection with a contract to build a satellite bus for an Australian domestic spacecraft project. SIL was unable to perform on the contract and subsequently declared bankruptcy. On May 6, 2002 a settlement agreement was reached with Technical & General Guarantee Company Limited ("T&G"), which calls for twelve monthly payments in the amount of $1,200 to begin March 1, 2002. After the twelve months the note calls for a balloon payment on the anniversary of the effective date in the amount of $139,000. The Company has the right to convert the balloon note to a three-year loan with 36 equal monthly payments with a 10% interest rate when the balloon note matures. At September 30, 2002 and 2001, the outstanding balance was $145,000 and $150,000, respectively.

4.       NOTES PAYABLE

         (a)      BUILDING AND SETTLEMENT NOTES

         On February 23, 2000, the Company signed a $1,330,000 note to refinance its facility in Poway, California. The note calls for 300 monthly payments of approximately $10,000, which include principal and interest at prime plus 1.5%. On September 30, 2002 and 2001 the interest rate on the note was 6.25% and 7% with an outstanding balance of $1,288,150 and $1,314,176, respectively. The note matures in February 2025.

         In December 1998, the Chief Executive Officer (the "CEO") of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its new facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.00% and a balloon payment of $505,000, including interest, in December 2003. At September 30, 2002 and 2001, the outstanding balance on this loan was $495,012 and $499,671, respectively.

         In 1999, the Company entered into a second loan agreement with this lender. The $460,000 loan called for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At September 30, 2002 and 2001, the outstanding balance on this loan was $456,020 and $458,609, respectively.

         In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At September 30, 2002, the outstanding balances on these notes were $161,008.

Future minimum principal payments on notes payable, building and settlement notes are as follows:

                          Year Ended September 30,
                          --------------------------------------------------
                                    2003                        $    70,065
                                    2004                          1,022,893
                                    2005                             46,000
                                    2006                             46,000
                                    2007                             21,250
                          Thereafter                              1,193,982
                          --------------------------------------------------

                                                                $ 2,400,190
                          ==================================================

         (b)      RELATED PARTIES

         The Company had notes payable to the CEO. At September 30, 2002 and 2001, the balances were $639,931 and $672,665, respectively, with accrued interest of 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%.

         The Company had short terms notes payable to the CEO and an Officer of the Company. At September 30, 2002, the aggregate balance on these notes was $154,666 with accrued interest of 0%.

Future minimum principal payments on notes payable, related parties are as follows:

                               Year Ended September 30,
                            ----------------------------------------------------
                                      2003                     $   234,666

                                      2004                          80,000

                                      2005                          80,000

                                      2006                          80,000

                                      2007                          80,000

                               Thereafter                          239,931
                            ----------------------------------------------------

                                                               $   794,597
                            ====================================================

Interest expense on these notes was $42,156 and $40,699 for the nine months ended September 30, 2002 and 2001, respectively.

5.       OPERATING SEGMENTS

         The Company's operating structure included one active operating segment for 2002 and two active operating segments for 2001. As a result, no segment information is presented for the nine months and three months ended September 30, 2002.

         SEGMENT PRODUCTS AND SERVICES

         The Company had the following reportable segments in 2001: Space Mission Division (SMD), and ISS. SMD was in the process of developing deep space science exploration satellites. ISS provided small hybrid propulsion space systems and engineering services. Currently the SpaceDev product line offers a combination of the former subsidiaries' product lines and services.


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------------------------------- ------------ ------------
(IN THOUSANDS)                                       SMD           ISS          Total
------------------------------------ ------------ ------------ ------------ -----------
Net revenue from external
  Customers                                       $ 1,090       $    75       $ 1,165
Depreciation and
  amortization expense                                 43           176           219
                                                  ------------------------------------
Segment loss                                      $  (447)      $  (119)      $  (566)
                                                  ====================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------------------------------- ------------ ------------
(IN THOUSANDS)                                       SMD           ISS          Total
------------------------------------ ------------ ------------ ------------ -----------
Net revenue from external
  Customers                                       $ 2,326       $   317       $ 2,643
Depreciation and
  amortization expense                                106           550           656
                                                  ------------------------------------
Segment loss                                      $(1,332)      $  (321)      $(1,653)
                                                  ====================================

Total segment assets                              $ 3,280       $   976       $ 4,256
Less intersegment assets                             (164)           --          (164)
                                                  ------------------------------------
Net segment assets                                $ 3,116       $   976       $ 4,092
                                                  ====================================

6.       STOCK AND STOCK OPTION BASED COMPENSATION

         On June 18, 2001, SpaceDev entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was to provide certain consulting and advisory services to the Company. EMC received the first installment of 500,000 shares of common stock on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was $455,000. Pursuant to a demand for arbitration filed on November 7, 2001, the Company sought the return of all or a portion of the shares issued to EMC. EMC filed its own claim with the American Arbitration Association on November 13, 2001, alleging that the Company owed EMC $118,000 in fees, plus damages to be proven at arbitration.

         A three-day arbitration hearing was held in May and June 2002 with respect to claims arising out of consulting and advisory service agreements between SpaceDev and EMC. On July 17, 2002, an interim award was issued in favor of SpaceDev against EMC, ordering the return of the initial installment of 500,000 shares and denying EMC's claim for $118,000. On October 22, 2002 a status conference was held and a tentative final award was issued again in the favor of SpaceDev. Included in this tentative final ruling was an award of approximately $83,000 in attorney and arbitration fees to SpaceDev. The tentative final ruling became effective on October 29, 2002, and was submitted to the Superior Court of California, Orange County, for entry of judgment.

         Because collection of the attorney and arbitration fees award is not assured, the Company has expensed all of its fees related to this matter. Any recovery of the fees will be recorded as income in the period they are received. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. Because the original expense was not recorded as an extraordinary item, the reversal of the expense did not qualify as an extraordinary item.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations for the nine months ended September 30, 2002.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

8.       SUBSEQUENT EVENTS

         In order to provide additional working capital to the Company and to allow the repayment of the short-term officer loans, on October 11, 2002, the Board of Directors approved the sale of up to $400,000 in convertible notes and common stock purchase warrants to the officers and directors of the Company. The notes are convertible at a per share price equal to the 20-day average of the high ask price for the Company's common stock on the Over-The-Counter Bulletin Board, less 10%, on the date of execution. The warrants are exercisable for the same number of shares which would be received upon conversion of the notes at an exercise price equal to this conversion rate, and will expire after three years. The notes will earn interest at the IRS imputed rate for short-term debt on an annual basis or 2.03%. The interest rate was purposely set at the minimum interest rate allowed by the IRS for short term loans. This rate is similar to the return that the directors could get from investments in a money market fund investment.

         In October 2002, management entered into negotiations to sell its facility and lease it back over an expected period of ten years. The terms of the sale and related lease have not been finalized, however, any gain related to the sale would be deferred and amortized into income over the period of the lease. Management believes that the proceeds of the sale will be sufficient to pay off $2,239,181 of mortgages on the building as well as to provide cash flow for operations.

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

         Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse or favorable outcome in litigation, claims and other actions, and potential litigation, claims and other actions by or against us; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States in Afghanistan and, possibly, Iraq; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market are products.

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

         As a result of a change in corporate focus, on November 15, 2001, we determined that the unamortized balance of goodwill from ISS, which was approximately $923,000, had become impaired and it was written off. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with the government), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. As a result, it was determined that all future business, contracts, and proposals would be sought after only in the SpaceDev name, making it a more efficient way for the Company to manage and track multiple contracts and work on multiple business ventures at the same time within the same operating segment.

         In November 1999, SpaceDev was awarded a $4,995,868 turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, we performed a cost-analysis on the contract and recorded a loss of approximately $861,000 when it was determined that the costs would likely exceed revenue on the project. This review included a modification in scope, which increased the contract price by $600,000 on June 15, 2001. When a second contract modification was signed on November 28, 2001, again adding to the scope of the contract and increasing the contract price by another $1,201,132, we performed another review and reduced the total estimated loss to approximately $463,000. As of September 30, 2002, approximately 96% of the total contract costs had been expended and the remaining loss accrued on the balance sheet has been reduced to approximately $17,900. We successfully negotiated an additional contract change in July 2002 that increased the value of the CHIPSat contract by an additional $100,000 as well as adding scope. We are currently in final negotiations of a contract modification of approximately $300,000, which will take the CHIPSat program to completion. The added value and scope changes will be reviewed again during the fourth quarter of 2002. The Company receives monthly payments on the contract according to a preset payment schedule detailed in the contract.

         In July 2000, the Company was awarded two contracts from the Office of Space Launch of the National Reconnaissance Office ("NRO") totaling approximately $800,000. These contracts were completed during the second quarter of 2001. This work was a continuation of two previous contracts concerning the development of hybrid space propulsion technology and orbital transfer vehicles.

         In September 2001, SpaceDev was awarded a contract for a proprietary research program valued in excess of $1 million. As a part of that program, the Company is competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at a total $2.2 million. We expect this contract to generate revenue in 2002 of approximately $1,100,000 to $1.8 million. Work on this project generated approximately $1,055,000 in revenues during the first nine months of 2002. To date, we have recognized approximately $236,000 of gross margin on this contract. We intend to review the contract status in the fourth quarter of 2002, after a larger percentage of completion is obtained, to evaluate possible changes to the total estimated costs to complete the contract. Further discussion of the impacts of the contract delay is included under "Liquidity and Capital Resources - Forward Looking Statements and Risk Analysis" below. We plan to evaluate possible changes to the total estimated costs to complete the contract as well as any contract modifications due to the delay during the fourth quarter 2002. As a result, we have elected to defer the remaining to date gross margin of approximately $100,000 on this project.

         On April 30, 2002, the Company was awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Lab
(AFRL). We anticipate receiving an award for Phase II of the contract in the fourth quarter of 2002 and will use the project to further expand the Company's product line to satisfy commercial and government space transportation requirements. The first two Phases of the contract are worth up to $1.6 million, of which $100,000 was awarded for Phase I. There can be no assurance that Phase II will actually be awarded to SpaceDev. Congress has appropriated money to this project and, as of the date of this report, we have submitted a proposal for Phase II. Our success in winning this next phase of the program will depend on our ability to meet the AFRL's objectives and their approval of our submitted Phase II proposal.

         On June 18, 2001, SpaceDev entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was to provide certain consulting and advisory services to the Company. EMC received the first installment of 500,000 shares of common stock on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was $455,000. Pursuant to a demand for arbitration filed on November 7, 2001, the Company sought the return of all or a portion of the shares issued to EMC. EMC filed a its own claim with the American Arbitration Association on November 13, 2001, alleging that the Company owed EMC $118,000 in fees, plus damages to be proven at arbitration.

         A three-day arbitration hearing was held in May and June 2002 with respect to claims arising out of consulting and advisory service agreements between SpaceDev and EMC. On July 17, 2002, an interim award was issued in favor of SpaceDev against EMC, ordering the return of the initial installment of 500,000 shares and denying EMC's claim for $118,000. On October 22, 2002 a status conference was held and a tentative final award was issued again in the favor of SpaceDev. Included in this tentative final ruling was an award of approximately $83,000 in attorney and arbitration fees to SpaceDev. The tentative final ruling became effective on October 29, 2002, and was submitted to the Superior Court of California, Orange County, for entry of judgment.

         Because collection of the attorney and arbitration fees award is not assured, the Company has expensed all of its fees related to this matter. Any recovery of the fees will be recorded as income in the period they are received. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. Because the original expense was not recorded as an extraordinary item, the reversal of the expense did not qualify as an extraordinary item. This reversal of shares had a positive impact on the current quarter's financial statements and year to date financial statements and should not be viewed as a current trend that would recur, but as a non-cash, non-recurring one time positive impact to the current financial statements. See "Results of Operations" below. The recovery should be excluded when discussing current trends and day-to-day operations of the Company.

RESULTS OF OPERATIONS

         Please refer to the condensed consolidated financial statements, which are a part of this report for further information regarding the results of operations of the Company.

         NINE MONTHS ENDED SEPTEMBER 30, 2002 -VS.- NINE MONTHS ENDED SEPTEMBER 30, 2001

         During the nine months ended September 30, 2002, the Company had net sales of $2,569,524 as compared to net sales of $2,643,020 for the same period in 2001. Sales in the first nine months of 2002 were comprised of approximately $1,237,000 from the CHIPSat program, $1,055,000 from a contract for a proprietary development program, $174,000 from our State Grant programs, $40,000 from the Phase I AFRL program and $63,500 from all other programs. In the first nine months of 2001, sales were comprised of approximately $2,117,000 from the CHIPSat program, $228,000 from research and development performed for the Office of Space Launch ("OSL"), $204,000 from the Boeing Mars Sample Return and Mars Assent Vehicle projects, and $94,000 from all other programs.

         The gross margin percentage for the nine months ended September 30, 2002 was 16% as compared to 36% for the same period in 2001. The decrease was due primarily to a higher level of low margin work and deferral of gross margin on the proprietary research program. We experienced a decrease in operating expenses from $2,361,277 during the nine months ended September 30, 2001 to $251,167 for the same nine months in 2002. Operating expenses include general and administrative expenses and research and development expenses. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, insurance, legal and accounting fees and other overhead expenses. However, a significant portion of the decrease was due to the Arbitration ruling reversing the EMC stock issuance of 500,000 shares and a resulting credit of $455,000. See "Overview" above. Excluding the credit of the $455,000 for the cancellation of shares issued to EMC, we experienced a net loss of $(706,167), representing a decrease of $1,655,110 from 2001. The reduction can also be attributed to the reduction of research and development costs from $198,400 during the first nine months of 2001 to $0 for the same period in 2002, as well as a reduction in salaries of approximately $126,000 due to changes in personnel in 2001. There was also an overall reduction of non-cash expenses -- including stock based compensation of approximately $582,000 and $519,000 of goodwill amortization -- during the first nine months in 2001 to $900 and $0 for the same period in 2002. There remains a portion of the reduction of these expenses that can also be attributed to the absorption of certain Indirect General and Administrative costs into costs of good sold.

         For the first nine months of 2002, the Company had cost of sales (direct and allocated costs associated with individual contracts) of approximately $2,150,996 as compared to $1,697,021 during the same period in 2001. This increase was primarily due to a decrease in gross margin and deferral of revenue during the period as well as a reclassification of certain General and Administrative costs to cost of goods sold. The percentage-of-completion method of contract accounting is based on the ratio of total costs incurred to total estimated costs, therefore an increase in costs incurred will increase earned revenue during the period.

         Interest expense for the nine months ending September 30, 2002 and 2001 was approximately $185,000 and $238,000, respectively. The decrease in interest expense was caused by the decrease in the interest rates on the debt.

         During the nine months ended September 30, 2002, we experienced a net loss of $17,744, compared to a net loss of $1,653,480 for the same nine-month period in 2001. The decrease in the net loss was due the overall reduction to our operating expenses by approximately $2,110,000, of which $455,000 was recorded when the company recovered 500,000 shares of stock from EMC. See "Overview" above.

         THREE MONTHS ENDED SEPTEMBER 30, 2002-VS.- THREE MONTHS ENDED SEPTEMBER 30, 2001

         During the three months ended September 30, 2002, the Company had net sales of $757,116 as compared to net sales of $1,164,832 for the same three months in 2001. Sales in the third quarter of 2002 were comprised of approximately $432,000 from the CHIPSat program, $249,000 from a contract for a proprietary development program, $34,000 from our State Grant programs, $30,000 from the Phase I AFRL program and $12,000 from all other programs. During the same period in 2001, there was $958,000 from the CHIPSat program, $29,000 from research and development performed for the Office of Space Launch ("OSL"), $113,000 from the Boeing Mars Sample Return and Mars Assent Vehicle projects and $65,000 from all other programs.

         Gross profit percentages in third quarter 2002 were 6% as compared to 32% for the same period in 2001. The decrease was due to a higher level of low margin work on the CHIPSat project and managements deferral of gross margin on the proprietary research program. During the three months ended September 30, 2002, we experienced a profit of $99,173 as compared to a net loss of $(565,941) for the same period in 2001. The profit came as a result of the arbitration award against EMC. Without taking the reversal of the $455,000 EMC expense into consideration, we experienced a net loss of $(355,827), representing a decrease of $210,114 from 2001. The decrease in the net loss was due to a decrease in general and administrative expense and the stock recovery as detailed above.

         During the three months ended September 30, 2002, the Company had cost of sales (direct and allocated costs associated with individual contracts) of $709,419 and $793,075 in the same period in 2001. This decrease was primarily due to the decrease in revenues on percentage-of-completion programs as well as the absorption of certain indirect General and Administrative costs to cost of goods sold. The Company experienced a decrease in general and administrative expenses from $867,278 for the three months ended September 30, 2001 to ($116,569) for the same period ended September 30, 2002. The decrease was substantially attributable to the reversal of the $455,000 expensed upon issuance of 500,000 shares to EMC in June 2001. Decreases in general and administrative costs during the third quarter of 2002 also included the following items that occurred during 2001, $150,000 for the contingent liability due to Technical & General Guarantee Company Limited as referenced in Note 3 to the consolidated financial statements, stock options that had a value of $67,000 for the acquisition of Explorespace.com, a reduction in amortization expense of approximately $173,000 in 2001 to $0 for these items for the same period in 2002. The reduction of expenses can also be attributed to the absorption of certain Indirect General and Administrative costs into costs of good sold.

         There were no research and development expenses for the three-month periods ended September 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's auditors have expressed a formal auditors' opinion that the Company's December 31, 2001 financial position raises substantial doubt about its ability to continue as a going concern. Management believes that this condition remains at September 30, 2002. Our ability to continue as a going concern depends upon our ability to obtain profitable new business, continue to reduce the working capital deficit, and consummate additional funding. The funding as well as new business can come from a variety of sources, including public or private equity markets, state and federal grants, government and commercial customer program funding as well as commercial product sales. In order to provide additional working capital to the Company the Board of Directors approved the sale of up to $400,000 in convertible notes and common stock purchase warrants to the officers and directors of the Company during the fourth quarter 2002 (see "Related Transactions" below). Management also entered into negotiations to sell its facility and lease it back over an expected period of ten years to raise additional cash to fund operations (see "Note 8" to the Condensed Consolidated Financial Statements included as Item to Part I of this report). However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we will operate.

         CASH POSITION FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 -VS.- NINE MONTHS ENDED SEPTEMBER 30, 2001

         We had a net decrease in cash during the nine months ended September 30, 2002 of ($175,894), compared to a net decrease of ($191,421) for the same period in 2001. Net cash used in operating activities totaled ($220,347) for the nine months ended September 30, 2002, a difference of ($106,847) as compared to ($113,500) used by operating activities during the same period in 2001. This is attributable primarily to the increase in operating expenses as compared to revenue. There was a reduction of the overall loss for the nine months ending September 30, 2001 from ($1,653,480) to ($17,744) for the same period in 2002.

         Net cash used in investing activities totaled $0 for the nine months ended September 30, 2002 compared to $50,641 used in investing activities for the same period in 2001. Fixed assets purchased during the nine months ended September 30, 2001 totaled $50,641 as compared to $0 in the first nine months ended September 30, 2002. Net cash provided by financing activities totaled $44,453 for the nine months ended September 30, 2002, an increase of $71,733 versus the ($27,280) used in financing activities during the same period on 2001. This increase is primarily attributable to generating $94,666 from proceeds on notes payable - related party .

         At September 30, 2002, the Company's cash, which includes cash reserves and cash available for investment, was $35,743 as compared to $68,202 at September 30, 2001, a decrease of $32,459. At September 30, 2002, the Company had accounts receivable of $117,552, and accounts payable and accrued expenses of $542,786.

         As of September 30, 2002, the Company's backlog of funded and non-funded business was approximately $2.9 million, as compared to approximately $3.1 million as of September 30, 2001.

         Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,316,000 consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $280,000 during the nine months ended September 30, 2002, from $2,036,000 at December 31, 2001 to $2,316,000 at September 30, 2002.

         FORWARD-LOOKING STATEMENTS AND RISK ANALYSIS

         We continue to sustain operations with a mix of government and commercial contracts. In 2001, we had about 80% government or government-related work. In 2002, we expect the ratio to be approximately 70% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 60% for the next several years as we increase our government marketing efforts for both of our product lines. In addition, there may be opportunities to offer solutions to the government, leveraging our existing product lines, given the emphasis in the public sector on Homeland Security.

         SpaceDev can continue to grow and execute certain parts of its strategy without additional equity funding by identifying, bidding and winning new commercial or government funded programs. During the third quarter of 2002, SpaceDev submitted several bids for commercial and government programs, worked with the U.S. Congress to secure directed funding for our programs and actively worked to procure some significant commercial projects. The win of some of these programs would enable SpaceDev to grow and broaden its business base.

         As of the date of this filing, we have signed a contract with the Air Force Research Lab (AFRL). Phase 1 of the contract was awarded on April 30, 2002 and we anticipate that we will be awarded Phase II of this program, which should lead to approximately $1.6 million of new business over the next 15 months. Although we do anticipate winning Phase II of the program, there can be no assurance that we will receive the award. Congress appropriated money to this project for the 2002 fiscal year and, as of the date of this report, SpaceDev, with AFRL's input, has submitted a fast-track proposal for Phase II. Our success in winning Phase II is now dependent upon the government's set timetable for contract award of fast-track Phase II. An additional $2 million was appropriated in the recently enacted 2003 fiscal year Department of Defense Appropriations

Act. We anticipate these monies will be applied directly to the company's work with the AFRL. A failure to win Phase II of the AFRL contract could have a negative effect on our financial position during the next twelve months. In that event, we would attempt to offset the loss with other contract wins or a reduction in overhead costs, including, potentially, a reduction in work force.

         While we do not expect a reduction of government sales, we are continuing to aggressively market our products and services to the commercial market, particularly our subsystems and hybrid propulsion for orbital and sub-orbital applications. We are also aggressively marketing our small spacecraft to a variety of commercial customers. Our business model does anticipate the winning of contracts in either the government or commercial market segments. Based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contract wins from the other; however, our inability to win business in either market would have a negative effect on the Company's business operations and financial condition. To mitigate this risk, we have embarked on a strategy of marketing our satellite subsystem products, developed during the CHIPSat program, to numerous commercial customers. To date, we have received positive interest in and quote requests for these products.

         We are forecasting a modest decline in sales for 2002 as compared to 2001. At this time about 70% of the forecasted sales are under contract. There is no guarantee that we will win enough new business to achieve this forecast. To obtain these results, we do not expect to have to make significant capital expenditures for 2002.

         We will receive total fixed compensation on the CHIPSat project in the amount of $6,897,000, of which about $6.2 million in revenues was generated in prior to 2002 and approximately $1,237,000 was generated through the first nine months of 2002. The contract calls for total payments of $1,404,000 in 2002 and $572,000 in 2003. As outlined above, we reviewed the contract again in late 2001 and the total loss was reduced from $861,000 to approximately $463,000. The Company successfully negotiated an additional contract change in July 2002 that increased the value of the CHIPSat contract by an additional $100,000 as well as adding scope. We are currently in final negotiations of a contract modification of approximately $300,000, which will take the CHIPSat program to completion. At this time, we do not expect any additional losses from or increases to the contract.

         CHIPSat successfully completed all environmental testing and stringent reviews by NASA personnel and is currently in launch integration at Vandenberg Air Force Base (VAFB) in California for the scheduled launch on December 19, 2002. The successful and/or timely launch of CHIPSat depends on a number of factors, many of which are beyond our control. In the event of a delay in the launch or an unsuccessful launch of CHIPSat, we would request a contract modification from our customer to cover all resulting expenses pursuant to the terms of the original contract. A failed CHIPSat launch could negatively impact our marketing efforts and our ability to raise additional equity funding, if necessary.

         We expected payments of about $1.5 million in 2002 from a commercial contract that was awarded in November 2001, of which approximately $1,055,000 in revenues was generated during the first nine months of 2002. Due to significant delays on the part of our commercial customer, payments in 2002 from this contract have been less than previously anticipated. This contract could lead to follow-on contracts or commitments from the same customer later this year or in 2003, but at this time we cannot assess the probability of winning or the value of those contracts or commitments. In the event of further significant delays, or not achieving follow-on contracts to this commercial customer, we would attempt to offset the loss with other contract wins or a reduction in overhead costs, including, potentially, a reduction in work force.

         We expect to incur losses through 2002 from the ongoing operations of our business and do not expect to generate net positive cash flow from annual operations sufficient to fund both operations and any significant capital expenditures. There can be no assurance that SpaceDev will achieve or sustain any positive cash flow or profitability thereafter.

         During the years ended December 31, 2001 and December 31, 2000, we raised approximately $145,000 through private sales of stock. The Company raised an additional $35,000 in the first nine months of 2002. To execute the Company's total strategy of small, capable, low-cost microsatellites, hybrid propulsion products and new commercial revenue sources, we require significant funding and/or the winning of significant government and commercial programs. At this time, we do have an ongoing private placement to generate private equity, but do not have a commitment from any individual, placement agent or underwriter to implement any additional public or private offering.

         SpaceDev may also need to raise additional capital if, for example, (i) significant delays occur in any of its primary projects, including the commercial contract highlighted above of deployment of its first microsatellite due to technical difficulties, launch, or satellite failure, or other reasons;
(ii) it does not enter into agreements with customers on the terms we anticipate; (iii) its net operating deficit increases because it incurs significant unanticipated expenses; or (iv) it incurs additional costs from modifying its satellite products or its proposed hybrid-related systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. A substantial shortfall in funding would delay or prevent deployment of the hybrid-related systems, or other projects and programs.

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

         During the fourth quarter of 2002, the Company has borrowed funds from its officers on a short-term basis, as more fully discussed under "Related Transactions" below, for working capital. In order to provide additional working capital to the Company and to allow the repayment of the short-term officer loans, on October 11, 2002, the Board of Directors approved the sale of up to $400,000 in convertible notes and common stock purchase warrants to the officers and directors of the Company. See "Related Transactions" below. We anticipate that the proceeds from the convertible note offering, when added to the Company's revenue, will sustain our working capital needs moving forward. The terms of the convertible note offering extend through April 2003.

         In October 2002, management entered into negotiations to sell its facility and lease it back over an expected period of ten years. The terms of the sale and related lease have not been finalized, however, any gain related to the sale would be deferred and amortized into income over the period of the lease. We believe that the proceeds of the sale will be sufficient to pay off $2,239,181 of mortgages on the building as well as to provide cash flow for operations. If consummated, the sale and leaseback of the building is expected to have a favorable effect on the Company's cash position but may or may not effect cash flows generated from operating activities.

         Our business partially depends on activities regulated by various agencies and departments of the U.S. government and other companies that rely on the government. Given recent terrorists' activities and threats aimed at the United States, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities to counter these. The U.S. economy in general has been adversely affected by the terrorist activities and potential activities, and this economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. Conversely, because of the nature of our products, there may be opportunities for the Company to offer solutions to the government that may address some of the problems that the country faces at this time.

         CONTRACTUAL OBLIGATIONS

         Commercial commitments are intended to include lines of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires registrant performance pursuant to a funding commitment.

         The Company's contractual obligations and commercial commitments are detailed below:

---------------------------------------------------------------------------------------------------------------
     Contractual          12 Months      12 Months       12 Months     12 Months    Thereafter        Total
     Obligations           9-30-03        9-30-04         9-30-05       9-30-06
---------------------------------------------------------------------------------------------------------------
   Notes Payable,
      Unrelated            $ 215,065     $1,022,893       $ 46,000     $ 46,000     $1,215,232      $2,545,190
---------------------------------------------------------------------------------------------------------------
    Capital Lease
     Obligations              35,480         15,543            475            -              -          51,498
---------------------------------------------------------------------------------------------------------------
 Related Party Notes
       Payable               234,666         80,000         80,000       80,000        319,931         794,597
---------------------------------------------------------------------------------------------------------------
     Total Cash
     Contractual
     Obligations           $ 485,211     $1,118,436       $126,475     $126,000     $1,535,163      $3,391,285
---------------------------------------------------------------------------------------------------------------

         RELATED TRANSACTIONS

         During the three months ended September 30, 2002, the Company borrowed funds from its officers as follows:


------------------------------- ----------------------- ------------------------ -----------------------------------
Name                            Date                    Amount                   Status
------------------------------- ----------------------- ------------------------ -----------------------------------
James W. Benson                 July 30, 2002                   $15,000          Repaid on August 6, 2002
                                September 10, 2002            $94,544.70         Outstanding
                                September 11, 2002              $30,000          Outstanding
------------------------------- ----------------------- ------------------------ -----------------------------------

Stuart E. Schaffer              September 10, 2002              $30,000          Repaid on September 20, 2002
                                September 25, 2002              $30,000          Repaid October 23, 2002
                                October 9, 2002                 $40,000          Repaid October 23, 2002
------------------------------- ----------------------- ------------------------ -----------------------------------

Emery E. Skarupa                October 9, 2002                 $35,000          Repaid October 23, 2002
------------------------------- ----------------------- ------------------------ -----------------------------------

Each loan was made pursuant to a no-interest promissory note, with repayment due within 30 days or upon demand by the holder. The proceeds from these short-term loans were used as general working capital by the Company.

         In order to provide additional working capital to the Company and to allow the repayment of the short-term officer loans, on October 11, 2002, the Board of Directors approved the sale of up to $400,000 in convertible notes and common stock purchase warrants to the officers and directors of the Company. The notes are convertible at a per share price equal to the 20-day average of the high ask price for the Company's common stock on the Over-The-Counter Bulletin Board, less 10%, on the date of execution. The warrants are exercisable for the same number of shares which would be received upon conversion of the notes at an exercise price equal to this conversion rate, and will expire after three years. The notes will earn interest at the IRS imputed rate for short-term debt on an annual basis or 2.03%. The interest rate was purposely set at the minimum interest rate allowed by the IRS for short term loans. This rate is similar to the return that the directors could get from investments in a money market fund investment.

         Each convertible note will mature on the six-month anniversary of the date of issuance; provided, however, that the notes will be repaid at an earlier date the Company's receipt of new capital in an amount of Three Hundred Fifty Thousand Dollars ($350,000) or more.

         Messrs. Schaffer and Skarupa each invested $50,000 in the convertible notes and warrants on October 29, 2002. Mr. Benson has invested a total of $250,000 in the convertible notes and warrants in three separate notes issued on October 14, 2002 for $75,000, October 21, 2002 for $100,000 and October 28, 2002
for $75,000.

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

         Net income (loss) per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, the computation of diluted net income (loss) per share excludes options and warrants with exercise prices greater than the average share price of the Company's common stock for 2002. As a result, 4,992,812 options and 371,416 warrants are excluded from the calculation as they are anti-dilutive.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Operations, who currently acts as our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Vice President of Operations concluded that the Company's disclosure controls and procedures are effective.

         (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 18, 2001, SpaceDev entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was to provide certain consulting and advisory services to the Company. EMC received the first installment of 500,000 shares of common stock on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was $455,000. Pursuant to a demand for arbitration filed on November 7, 2001, the Company sought the return of all or a portion of the shares issued to EMC. EMC filed a its own claim with the American Arbitration Association on November 13, 2001, alleging that the Company owed EMC $118,000 in fees, plus damages to be proven at arbitration.

         A three-day arbitration hearing was held in May and June 2002 with respect to claims arising out of consulting and advisory service agreements between SpaceDev and EMC. On July 17, 2002, an interim award was issued in favor of SpaceDev against EMC, ordering the return of the initial installment of 500,000 shares and denying EMC's claim for $118,000. On October 22, 2002 a status conference was held and a tentative final award was issued again in the favor of SpaceDev. Included in this tentative final ruling was an award of approximately $83,000 in attorney and arbitration fees to SpaceDev. The tentative final ruling became effective on October 29, 2002, and was submitted to the Superior Court of California, Orange County, for entry of judgment. For a discussion of the financial impact of the award, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in Part I, Item 2 of this report.

ITEM 2.  CHANGES IN SECURITIES

         On August 9, 2002, the Company issued 30,612 shares of common stock and warrants to purchase an additional 30,612 shares of common stock at an exercise price of $0.49 per share to an individual investor in exchange for an investment of $15,000. This purchase was made as a part of an accredited investor only, private placement transaction under Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 19, 2002, the Registrant held its annual meeting of shareholders. At that meeting the shareholders voted to elect the following directors to the Registrant's Board of Directors, to serve until the 2003 annual meeting of shareholders:

             Director                   For            Against        Abstain
             --------                   ---            -------        -------
         James W. Benson            13,899,467            0              200
         Wesley T. Huntress*        13,899,467            0              200
         Curt Dean Blake*           13,899,467            0              200
         Stuart E. Schaffer         13,899,467            0              200
         Howell M. Estes, III*      13,899,467            0              200
         Scott McClendon*           13,899,467            0              200
         Robert S. Walker*          13,899,467            0              200

*Denotes Independent Director.

         The shareholders also voted in favor of ratification of Nation Smith Hermes Diamond, Accountants and Consultants, as the Company's independent auditor for the year ending December 31, 2002 by a vote of 13,899,467 shares in favor, 200 shares against and no shareholders abstaining.

         In addition to the election of directors, the shareholders voted to approve Nation Smith Hermes Diamond Accountants & Consultants, a professional corporation ("Nation Smith"), to act as the Registrant's independent auditor for the fiscal year ending December 31, 2002. Nation Smith acted as the independent auditor for the Registrant's financial statements for the period ended December 31, 2001.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.
         -----------

         (4.1)    Note Purchase Agreement for Series A Subordinated Convertible
                  Notes

         (4.2)    Form of Series A Subordinated Convertible Note

         (4.3)    Form of Warrant for Series A Subordinated Convertible Note
                  Offering

         (99.1) Certificate of James W. Benson Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

         (99.2) Certificate of Emery E. Skarupa Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K filed July 30, 2002 was filed with the Commission under Item 5 (other information), regarding actions taken by the shareholders at the Annual Shareholders' Meeting held July 18, 2002 and the issuance of the interim Arbitration Award against EMC Holdings Corporation .

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SPACEDEV, INC.
                                                 Registrant


                                                 /s/ James W. Benson
Dated:  November 14, 2002
                                                 --------------------------
                                                 James W. Benson
                                                 Chief Executive Officer

                                 SPACEDEV, INC.
                             a Colorado corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

I, James W. Benson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SpaceDev, Inc., a Colorado corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                        By: /s/ James W. Benson
                                                            --------------------
                                                        James W. Benson
                                                        Chief Executive Officer

                                 SPACEDEV, INC.
                             a Colorado corporation
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                            Section 302 Certification

I, Emery E. Skarupa, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SpaceDev, Inc., a Colorado corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                               By: /s/ Emery E. Skarupa
                                                   -----------------------------
                                               Emery E. Skarupa
                                               Vice President of Operations