Form 10KSB
period 2002-12-31
SPACEDEV INC
filed 2003-03-28
CIK 1031833

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

         Yes [X]           No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,370,118

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 21, 2003 was $0.465, based on the last sale price of $0.45 as reported by the NASD Over the Counter Bulletin Board.

As of March 21, 2003, Registrant had outstanding 15,338,907 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):   Yes [  ]  No [ X ]

                                TABLE OF CONTENTS
PART I.........................................................................1
   ITEM 1.       DESCRIPTION OF BUSINESS.......................................1
      Forward Looking Statements...............................................1
      General..................................................................1
      Business Strategy........................................................4
      Products and Services; Market............................................4
         Our Products..........................................................5
         Our Subsystem Products................................................6
         Our Services..........................................................7
      Components and Raw Materials.............................................7
      Competition..............................................................8
      Regulation...............................................................8
      Employees................................................................9
      Intellectual Property....................................................9
   ITEM 2.       DESCRIPTION OF PROPERTY......................................10
   ITEM 3.       LEGAL PROCEEDINGS............................................10
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........11
PART II.......................................................................12
   ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...12
      Market Information......................................................12
      Holders.................................................................12
      Dividends...............................................................12
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS....................................13
      Overview................................................................13
      Results of Operations...................................................15
      Liquidity and Capital Resources.........................................16
      Critical Accounting Standards...........................................18
      Recent Accounting Pronouncements........................................18
      Forward-Looking Statements and Risk Analysis............................19
   ITEM 7.       FINANCIAL STATEMENTS.........................................21
   ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS................21
PART III......................................................................22
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...22
      Significant Employees...................................................26
      Section 16(a) Beneficial Ownership Reporting Compliance.................26
   ITEM 10.        EXECUTIVE COMPENSATION.....................................27
      Remuneration Paid to Executives.........................................27
      Remuneration Paid to Directors..........................................28
      Employment Agreements...................................................29
      Employee Benefits.......................................................29
   ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.................................................31
   ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............32
   ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K..........................34
   ITEM 14.  CONTROLS AND PROCEDURES..........................................35
SIGNATURES....................................................................36
CERTIFICATION OF CHIEF EXECUTIVE OFFICER......................................37
CERTIFICATION OF CHIEF FINANCIAL OFFICER......................................39
CONSOLIDATED FINANCIAL STATEMENTS.............................................41

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our General Registration Statement on Form 10SB12G/A filed January 28, 2000.

In addition to historical information, the following discussion and other parts of this document may contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in potential litigation, claims and other actions by or against us, technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; mission disasters such as the loss of the space shuttle Columbia on February 1, 2003 during its re-entry into earth's atmosphere; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market our products. These are factors that we think could cause our actual results to differ materially from expected and historical events.

GENERAL

SpaceDev, Inc. (the "Company," "SpaceDev," "we," "us" or "our") is engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. We are currently focused on the commercial development of low-cost micro-satellites, nano-satellites and related subsystems, hybrid rocket propulsion as well as the associated engineering technical services to government, aerospace and other commercial enterprises. Our products and solutions are sold directly to these customers and include sophisticated micro- and nano-satellites, hybrid rocket-based orbital Maneuvering and orbital Transfer Vehicles ("MTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. We are also developing commercial hybrid rocket motors and small high performance space vehicles and subsystems.

Our approach is to provide smaller spacecraft - generally 250 kg mass and less - and compatible small hybrid propulsion space systems to commercial, international and government customers. We are developing smaller spacecraft and miniaturized subsystems using proven, lower cost, high-quality off-the-shelf components. Our space products are modular and reproducible, which allows us to create affordable space solutions for our customers. By utilizing our innovative technology and experience, and space-qualifying commercial industry-standard hardware, software and interfaces, we provide increased reliability at reduced costs.

We have been awarded, have successfully concluded or are successfully concluding contracts from such esteemed government, university and commercial customers as the Air Force Research Laboratory ("AFRL"), Boeing, the California Space Authority ("CSA"), the Jet Propulsion Laboratory ("JPL"), Lockheed Martin, the National Reconnaissance Office ("NRO"), and the University of California at Berkeley ("UCB") via NASA.

We were incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI"). SpaceDev, LLC of Colorado was originally formed in 1997 for commercial space exploration and was the sole owner of shares of common stock of SpaceDev (a Nevada corporation) ("SpaceDev"), formed on August 22, 1997. On October 22, 1997, PDGI issued 8,245,000 of its $.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev stock, SpaceDev was merged into PDGI and, on December 17, 1997, PDGI changed its name to SPACEDEV, INC. After the merger, SpaceDev, LLC, changed its name to SD Holdings, LLC on December 17, 1997. We became a publicly traded company in October 1997 and are trading on the Nasdaq Over-the-Counter Bulletin Board ("OTCBB") under the symbol of "SPDV."

In February 1998, we acquired Integrated Space Systems ("ISS"), in San Diego. ISS was fully integrated into SpaceDev. Most of the ISS employees were former launch vehicle engineers and managers who worked for General Dynamics in San Diego. As SpaceDev employees, they primarily develop products based on hybrid rocket motor technology.

In August 1998, we acquired the patents and intellectual property produced by American Rocket Company ("AMROC"). The acquisition provided us access to a large cache of hybrid rocket documents, designs and test results. AMROC specialized in hybrid rocket technology (solid fuel plus liquid oxidizer) for small sounding rockets and launch vehicles.

In late 1998, we bid and won a government-sponsored research and development contract, which was directly related to our strategic commercial space interests. We competed with seven other industry teams and we were one of five firms selected by Jet Propulsion Laboratory ("JPL") to perform a mission and spacecraft feasibility assessment study for the proposed 200-kg Mars MicroMissions. The final report was delivered to JPL in March 1999 and, as a result, we are now able to offer lunar and Mars commercial deep-space missions based on this innovative space system design.

In mid-1999, we won an R&D contract from the National Reconnaissance Office ("NRO") to study small hybrid-based "micro" kick-motors for small-satellite orbital transfer applications. During the contract, we successfully developed the Secondary Payload Orbital Transfer Vehicle ("SPOTV") design concept. We subsequently created a prototype, which lead to the development of our capability to apply the SPOTV concept to subsequent MTV programs.

In November 1999, we won a US $4.9 million mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). We were competitively selected to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first mission of NASA's low-cost University-Class Explorer ("UNEX") series. Due to additional NASA and customer reviews, additional work and schedule extensions, the CHIPSat contract award was increased by $600,000 on June 15, 2001 and again by $1.2 million on November 28, 2001, bringing the total contract value for design and build to approximately $6.8 million. An extension of the original contract based on our successful launch and orbit status in the amount of approximately $400,000 was awarded to us for one year of satellite operations. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating and is continuing to work well in orbit. The CHIPSat program generated approximately $2.1 million, $3.2 million and $1.7 million of revenue in 2000, 2001 and 2002, respectively.

On March 22, 2000, the California Spaceport Authority and the California Space and Technology Alliance ("CSTA") notified us that we had been awarded a grant of approximately $100,000 to be used for test firing our hybrid rocket motors. California's Western Commercial Space Center also awarded us approximately $200,000 to help build and equip its satellite and space vehicle manufacturing facilities. These facilities were completed in January 2001.

In July 2000, the NRO granted us two separate follow-on competitive awards of approximately $400,000 each for further hybrid rocket engine design, test, evaluation, and development. Our work for the NRO has helped fund two innovative hybrid rocket motor products:

         o a family of small versatile orbital Maneuver and Transfer Vehicles ("MTVs") using clean, safe hybrid rocket propulsion technology; and,
         o a protoflight hybrid propulsion module for a 50-kg class micro-satellite.

Both of those contracts were successfully completed.

In September 2001, we were awarded a contract for a proprietary hybrid propulsion research program valued in excess of $1 million. As a part of that program, we are competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at approximately $2.2 million. We believe that the award could lead to a long-term market for our hybrid propulsion technology. Due to the highly competitive, confidential and market-sensitive nature of the contract, we are unable to release more detailed information on the project until the contract has been awarded in full. However, we do believe this new contract is indicative of an increased demand for our hybrid motor technology and expertise in the space industry. Work on this project generated approximately $300,000 and $1.2 million of revenue in 2001 and 2002, respectively.

On April 4, 2002, SpaceDev, Inc., an Oklahoma corporation, was formed for the purpose of investigating and developing commercial space products in the state of Oklahoma. Plans for development of this business in Oklahoma are currently on-hold.

On April 30, 2002, the Company was awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for AFRL. We anticipate receiving an award for Phase II of the contract by the second quarter of 2003 and will use the project to further expand our product line and to satisfy commercial and government space transportation requirements. The first two phases of the contract are estimated to be valued at approximately $2.5 million, of which $100,000 was awarded for Phase I. Phase II is expected to be awarded by spring 2003. Congress has already appropriated money for this project.

BUSINESS STRATEGY

Our strategy is based on the belief that advancements in technology and the application of standard processes will make access to space much more practical and affordable. We believe these factors will cause growth in certain areas of space commerce and will create new space markets and increased demand for our products.

Our business strategy is to:

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

         o Bid, win and leverage government programs to fund our Research and Development ("R&D") and product development efforts;

         o Integrate our smaller, low cost commercial spacecraft and hybrid space transportation systems to provide one-stop turnkey payload and/or data delivery services to target customers;

         o Apply our low cost space products to new applications and to create new users, new markets and new revenue streams;

         o Produce and fly commercial missions, in conjunction with partners and investors, throughout the inner solar system and be "first to market" in the commercial beyond earth orbit "space"; and

         o Join or establish a team to build a safe, affordable sub-orbital, passenger space plane to help initiate the space tourism business.

We believe that our business model, emphasizing smaller satellites, commercial approaches, technological simplicity, architectural and interface standardization and horizontal integration (i.e., "whole product"), provides the following advantages:

         o Enables small-space customers to contract for end-to-end mission solutions, reducing the need for and complexity of finding other contractors for different project tasks;

         o Lowers total project costs and therefore provides greater value and increases return on investment for us and our customers; and

         o        Creates barriers to entry and competition from competitors.

PRODUCTS AND SERVICES; MARKET

We currently have three primary lines of space products and services on which we believe a sound foundation and profitable, cash generating business can be built:

         o Our Products - Microsatellites & Nanosatellites, BD-II Spacecraft Bus, MTV (orbital maneuvering and transfer vehicle) and Hybrid Propulsion Systems;

         o Our Subsystem Products - MFC (miniature flight computer), MS-VOS (micro space vehicle operating system), PC-DS (power conditioning and distribution system) and MTS (miniature S-band transponder); and,

         o Our Services - Mission Analysis and Design, Spacecraft Subsystem Design, Microsatellite and Nanosatellite Launches and Mission Control and Operations.

These products and services are being marketed and sold directly into domestic and international government, university and commercial markets. Our business is not seasonal to any significant extent; however, our business follows normal industry trends such as increased demand during bullish economic periods, or slow-downs in demand during periods of recession.

In addition, we are working with partners to create new markets that can generate new space-related service, media, tourism and commercial revenue streams. While we believe that certain space market opportunities are still several years away, we are currently working with industry-leading partners to develop unique enabling technology for the potentially very large sub-orbital manned space plane tourism market; and, creating a new unmanned Beyond Earth Orbit commercial market with spacecraft derived from our NASA JPL Mars MicroMission mission design contract.

Our Products
------------

Microsatellites & Nanosatellites - We design and build small, light, high-performance, reliable and affordable micro- and nanosatellites. The primary benefit of micro- and nanosatellites is lower cost. Since we can dramatically reduce manufacturing costs and the costs to launch the satellites to earth-orbit and deep space, we can pass those cost savings on to our customers. Small, inexpensive satellites were once the exclusive domain of scientific and amateur groups; however, smaller satellites are now a viable alternative to larger, more expensive ones, as they provide cost-effective solutions to traditional problems. We design and build low cost space-mission solutions involving micro-satellites (generally less than 100 kg) and even smaller satellites (less than 50 kg). Our approach is to provide smaller spacecraft and compatible low cost, safe hybrid propulsion space systems to a growing market of commercial, government and potentially international customers.

BD-II (Boeing Delta-II compatible) spacecraft bus - We have a qualified microsatellite bus available to sell as a standard, fixed-price product to government and commercial customers needing an affordable satellite for small payloads. We developed this product in 1999, when we were selected as the mission designer, spacecraft bus provider, integrator and mission operator of the University of California, Berkeley ("UCB") Space Sciences Laboratory's ("SSL") Cosmic Hot Interstellar Plasma Spectrometer ("CHIPS") mission. CHIPSat was launched at 4:45 PM PST on January 12, 2003 from Vandenberg Air Force Base in California. The satellite achieved 3-axis stabilization with all individual components and systems successfully operating and continues to work well in orbit.

Orbital Maneuvering and Transfer Vehicle ("MTV") - Our MTV system is a family of small, affordable, elegantly simple, throttleable, and restartable propulsion and integrated satellite products. Our MTV can be used as a standard propulsion module to transport a customer's payload. The MTV provides the change in velocity and maneuvering capabilities to support a wide variety of applications for on-orbit maneuvering, proximity operations, rendezvous, inspection, docking, surveillance, protection, inclination changes and orbital transfer.

Hybrid Rocket Propulsion System - We provide a wide variety of safe, clean, simple, reliable, inexpensive hybrid propulsion systems to safely and inexpensively enable satellites and on-orbit delivery systems to rendezvous and maneuver on-orbit and deliver payloads to sub-orbital altitudes. Hybrid rocket propulsion is a safe and low-cost technology that has tremendous benefits for current and future space missions. Our hybrid rocket propulsion technology features a simple design, is restartable, is throttleable and is easy to transport, handle and store. We acquired some of our expertise in hybrid propulsion technology from AMROC.

Our Subsystem Products
----------------------

Miniature Flight Computer ("MFC") - Our MFC is a high performance 300 million instructions per second ("MIPS") general-purpose flight computer for a wide variety of space vehicles. It is cost-effective, has about ten times the performance-to-power ratio of current flight computers and only uses 2 to 6 watts of power, depending on its tasks. Our MFC has successfully passed manufacturing and environmental testing for low earth orbit ("LEO") missions and is ready for civil, military and commercial spacecraft and launch vehicle applications.

Micro Space Vehicle Operating System ("MS-VOS") - Our MS-VOS is a small, fast, modular and layered operating system, similar to the operating systems of microcomputers. The modular nature of our MS-VOS and our other space products allow us to design and build affordable space solutions for our customers. We use industry-standard interfaces to increase reliability while reducing cost. Our MS-VOS combines standard protocols like TCP/IP, software components like VxWorks(R) and application software to effect real time command and control, scriptable autonomous vehicle control, scriptable data acquisition and telemetry.

Mission Control and Operations Software ("MC-OS") - Our MC-OS performs satellite command and control and data acquisition. The MC-OS satellite command and control is managed via user commands, batched command scripts and timed command scripts. Data acquisition is accomplished by mapping the input data stream (bytes, words or floats) to MC-OS variables. The mapping is accomplished by selecting a frame offset and data type for each MC-OS variable. Other MC-OS components include file transfer protocol ("FTP") for file transfer between the ground station and satellite, a system security module which assigns users a password, command level and logs all user commands to disk, and a status window for monitoring MC-OS status.

Power Conditioning and Distribution System ("PC-DS") - Our PC-DS controls critical failsafe spacecraft functions, including battery charge control, bus voltage regulation, load power switching, current monitoring & limiting for the spacecraft and individual loads, and hardware load-shedding protection for spacecraft contingency management, and allows direct ground control of power switches. Our PC-DS is capable of keeping the spacecraft alive independent of any other spacecraft computers.

Our Miniature S-Band Transmitter ("MST") and Miniature S-Band Receiver ("MSR") are a cost-effective solution for low cost and low mass spacecraft. The MST and MSR feature lightweight state-of-the-art electronic circuitry designed to meet today's requirements for power efficient space-based communications hardware. The weight of the transmitter and receiver are 2.5-oz and 32-oz, respectively. These units leverage years of communications design heritage and have been in orbit since the January 12, 2003 launch of CHIPSat, the first mission to be funded through NASA's University-Class Explorer ("UNEX") Program. The MST and MSR designs provide flexibility to meet customer requirements and options. Both units are designed to operate in most present day thermal, launch, and on-station low-Earth-orbit ("LEO") spacecraft environments.

Our Services
------------

Mission Analysis and Design - We provide end-to-end mission design and analysis, including the design of the mission and its science, commerce or technology demonstration goals, the design of an appropriate space vehicle (satellite or spacecraft), prototype development, construction and testing of the spacecraft, integration of one or more payloads (instruments, experiments or technologies) into the spacecraft, integration of the spacecraft onto the launch vehicle (rocket), the launch and the mission control and operations during the life of the mission. Many of our products and services are now qualified and capable to assist with missions that orbit the earth, travel to another planetary body, or cruise through space taking measurements and transmitting valuable data back to Earth.

Spacecraft and Subsystem Design - We also provide reliable, affordable access to space through innovative solutions currently lacking in the marketplace. Our approach is to provide smaller spacecraft - generally 250 kg mass and less - and compatible hybrid propulsion space systems to commercial, university and government customers. The small spacecraft market is supported by the evolution and enabling of microelectronics, common hardware & software interface standards, and smaller launch vehicles. Reduction of the size and mass of traditional spacecraft electronics has reduced the overall spacecraft size, mass, and volume over the past 10 to 15 years. For example, our Miniature Flight Computer ("MFC") is only 24 cubic inches and provides 300 million instructions per second ("MIPS") of processing power versus a competitor's more "traditional" solution that requires about 63 cubic inches and only provides 10 MIPS.

Microsatellite & Nanosatellite Launches - To support the growth in customer demand within the small satellite market, we are working with several launch providers to identify and market affordable launch opportunities and to provide customers with a complete on-orbit data delivery service that combines our spacecraft and hybrid propulsion products. These innovative, low-cost, turn-key launch solutions will allow us to provide one-stop shopping for launch services, spacecraft, payload accommodation, total flight system integration and test and mission operations. The customer only needs to provide the payload, and we perform all the tasks required for the customer to get to orbit and to get their data.

Mission Control and Operations - Our mission control and operations package is uniquely Internet-based and allows for the operation and control of missions from anywhere in the world that has access to the Internet. The Cosmic Hot Interstellar Plasma Spectrometer Satellite ("CHIPSat") is the first U.S. mission to use end-to-end satellite operations with TCP/IP and FTP. While this concept has been analyzed and demonstrated by the NASA OMNI team, CHIPSat is the first to implement the concept as the only means of satellite communication. A formation flying cluster or constellation of TCP/IP-based microsatellites can be designed to communicate directly with each other. Providing any one satellite/node in this network is in line-of-sight with any ground station at any given time, the entire constellation would always maintain ground station connectivity, thus creating a network on orbit and on the web, a direct extension of CHIPSat's elegantly simple TCP/IP mission operations architecture.

COMPONENTS AND RAW MATERIALS

Although we may experience a shortage of certain parts and components related to our products, we have many alternative suppliers and distributors and are not dependent on any individual supplier or distributor. Furthermore, we have not experienced difficulty in our ability to obtain our parts or component materials, nor do we expect this to be an issue in the future.

COMPETITION

We compete for sales of our products and services based on price, performance, technical features, contracting approach, reliability, availability, customization and, in some situations, geography. Our primary competition for low-cost propulsion systems using clean, safe, commercially available hybrid rocket motor technology comes from Cesaroni Technology Incorporated in Canada and their affiliates. While Lockheed Martin has demonstrated large-scale hybrid rocket capability, and there are a number of smaller enterprises, especially academic-based organizations, in the domestic market currently investigating various aspects of hybrid rocket technology, to date we have seen limited competitive pressures arising from these organizations.

The primary domestic competition for unmanned earth-orbiting micro-satellites, unmanned deep space micro-spacecraft and micro-satellite subsystems as well as software systems comes from other small companies such as AeroAstro or MicroSat Systems. The most established international competitor is Surrey Satellite Technology Limited ("SSTL") in the United Kingdom. Swedish Space Corporation is also able to compete in the small-satellite arena, particularly in the European market. In addition to private companies, there are a limited number of universities in the United States that have the capability to produce reasonably simple micro-satellites. These include Weber State in Utah and Arizona State University ("ASU") in Phoenix.

While we believe that our product and service offerings provide a wide breadth of solutions for our customers and prospective customers, some of our competitors compete across many of our product lines. Several of our current and potential competitors have greater resources, including technical and engineering resources. We are not aware of any established large companies (e.g., Northrop Grumman, Lockheed Martin, Boeing), which have expressed corporate goals to design and build inexpensive micro-spacecraft for a mission, which would be our direct competition.

REGULATION

Our business activities are regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information ("STI") complies with the Export Administration Regulations and the International Traffic in Arms Regulations ("ITAR"). Exports of the Company's products, services and technical information require either Technical Assistance Agreements ("TAAs") or licenses from the U.S. Department of State, depending on the level of technology being transferred. This includes recently published regulations restricting the ability of U.S.-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. The government is very strict with respect to compliance and has served notice that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. The failure of the Company to comply with any of the foregoing regulations could have serious adverse effects as dictated by the rules associated with compliance to the ITAR regulations. Also, our ability to successfully market and sell into international markets may be severely hampered due to ITAR regulation requirements. Our conservative position is to consider any material beyond standard marketing material to be regulated by ITAR regulations.

In addition to the standard local, state and national government regulations that all businesses must adhere to, the space industry has specific regulations. In the U.S., command and telemetry frequency assignments for space missions are primarily regulated by the Federal Communications Commission ("FCC") for our domestic commercial products. Our products geared toward domestic government customers are regulated by the National Telecommunications Information Agency ("NTIA") and any of our products sold internationally, if any, are regulated by the International Telecommunications Union ("ITU"). All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the U.S. Air Force. In addition, all commercial space launches that we might perform require a license from DOT. Satellites that are launched must obtain approvals for command and frequency assignments. For international approvals, the FCC and NTIA obtain these approvals from the ITU. These regulations have been in place for a number of years to cover the large number of non-government commercial space missions that have been launched and put into orbit in the last 15 to 20 years. Any commercial deep space mission that we might perform would be subject to these regulations. Presently, we are not aware of any additional or unique government regulations related to commercial deep space missions.

We are also required to obtain permits, licenses, and other authorizations under federal, state, local and foreign statutes, laws or regulations or other governmental restrictions relating to the environment or to emissions, discharges or releases of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes or the clean-up or other remediation thereof. Presently, we do not have a requirement to obtain any special environmental licenses or permits.

We may need to utilize the Deep Space Network ("DSN") on some of our missions. The DSN is an international network of antennas that supports interplanetary spacecraft missions and radio and radar astronomy observations for the exploration of the solar system and the universe. The network also supports selected Earth-orbiting missions. The network is a facility of NASA, and is managed and operated for NASA by the Jet Propulsion Laboratory ("JPL"). The Telecommunications and Mission Operations Directorate ("TMOD") manages the program within JPL. Coordination for the use of this facility is arranged with the Telecommunications and Mission Operations Command ("TMOC").

EMPLOYEES

At December 31, 2002, we employed approximately twenty-four (24) persons full and part-time, most of whom are aerospace, mechanical and electrical engineers. We expect to hire other personnel as necessary for product development, quality assurance, sales and marketing, finance and administration. In addition, due to the nature of our business, we anticipate that it may become necessary to lay off employees whose work is no longer required to maintain operations in order to prevent cost overruns. We do not have any collective bargaining agreements with our employees and we believe our employee-relations are good.

INTELLECTUAL PROPERTY

We rely in part on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage. We intend to protect our intellectual property through a combination of license agreements, trademarks, service marks, copyrights, trade secrets and other methods of restricting disclosure and transferring title. There can be no assurance that such applications will be granted. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; enter into license agreements with third parties; and, generally, seek to control access to and distribution of our intellectual property.

In August 1998, we acquired a license to intellectual property (including patents and trade secrets) from an individual who had acquired them from the former AMROC, which specialized in hybrid rocket technology. We are obligated to issue warrants to this individual to purchase a minimum of 100,000 and a maximum of 3,000,000 shares of our common stock over ten years beginning at the inception of the agreement, depending on our annual revenues related to sales of hybrid technology-based products. To date, we have issued warrants to purchase a total of 100,000 shares of our common stock under the agreement.


ITEM 2.  DESCRIPTION OF PROPERTY

Subsequent to year-end, we entered into a 25,000 square foot lease for our facility in Poway, California that includes a small Spacecraft Assembly and Test facility ("SAT") with an 1,800 square foot Class 100,000 clean room, avionics development lab, machine shop, mechanical assembly lab, and mission operations center. Key uses of the Poway facility are program and project conferences and meetings, engineering design, engineering analysis, spacecraft assembly, avionics labs and software labs and media outreach. We also have a Mission Control Center in the Poway building, which is currently being used to monitor the CHIPSat mission. Our facility allows for efficient design, assembly and test of our products, thereby providing us a cost effective means to produce quality, low cost products.

We purchased our headquarter facility, which houses our engineering, manufacturing and administration, in the Poway Industrial Park complex in December 1998. We subsequently sold our facility on January 31, 2003, wherein we entered into a long-term leaseback of the facility. [See Notes 2 and 9(c) to our consolidated financial statements for additional information.] The selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2,407,000. The approximate net proceeds to us for working capital purposes was $636,000. Mr. Benson provided a guarantee for the leaseback. [See Subsequent Events note in our consolidated financial statements.]


ITEM 3.  LEGAL PROCEEDINGS

On June 18, 2001, we entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")), whereby EMC was to provide certain consulting and advisory services to us in exchange for our common stock. EMC received the first installment of 500,000 shares of our common stock on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was valued at approximately $455,000. Pursuant to a demand for arbitration filed by us on November 7, 2001, we sought the return of all or a portion of the shares issued to EMC. EMC filed a its own claim with the American Arbitration Association on November 13, 2001, alleging that we owed EMC $118,000 in fees, plus damages.

A three-day arbitration hearing was held in May and June 2002 with respect to claims arising out of consulting and advisory service agreements between EMC and us. On July 17, 2002, an interim award was issued in favor of us against EMC, ordering the return of the initial installment of 500,000 shares and denying EMC's claim for $118,000. On October 22, 2002, a status conference was held and a tentative final award was issued again in the favor of us. Included in this tentative final ruling was an award of approximately $83,000 in attorney and arbitration fees to us. The tentative final ruling became effective on October 29, 2002, and was submitted to the Superior Court of California, Orange County, for entry of judgment.

Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of fees will be recorded as income in the period they are received. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. See "Results of Operations" below.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock has been traded on the Over-the-Counter Bulletin Board ("OTCBB") since August 1998 under the symbol "SPDV." The following table sets forth the trading history of our common stock on the OTCBB for each quarter as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

       QUARTER ENDING              QUARTERLY HIGH             QUARTERLY LOW
       --------------              --------------             -------------
         3/31/2001                      $1.03                      $0.63

         6/30/2001                      $0.97                      $0.45

         9/30/2001                      $1.01                      $0.69

         12/31/2001                     $0.86                      $0.35

         3/31/2002                      $0.65                      $0.48

         6/30/2002                      $0.64                      $0.43

         9/30/2002                      $0.52                      $0.30

         12/31/2002                     $0.50                      $0.29

         3/7/2003*                      $0.55                      $0.36

*Reflects partial period.

HOLDERS

As of March 7, 2003, there were approximately 200 holders of record of our common stock. We estimate the total number of beneficial owners of our common stock to be in excess of 2,500 holders. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

We have never paid a cash dividend on our Common Stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to a number of factors beyond our control. (See Item 1. Forward Looking Statements.)

OVERVIEW

We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. We are currently focused on the commercial development of low-cost micro-satellites, nanosatellites and related subsystems, hybrid rocket propulsion as well as the associated engineering technical services to government, aerospace and other commercial enterprises. Our products and solutions are sold directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based orbital Maneuvering and orbital Transfer Vehicles ("MTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. We are also developing commercial hybrid rocket motors and small high performance space vehicles and subsystems.

We were incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI") and subsequently changed our name to "SpaceDev." We became a publicly traded company in October 1997 and are trading on the Nasdaq Over-the-Counter Bulletin Board ("OTCBB") under the symbol of "SPDV."

In February 1998, our operations were expanded with the acquisition of Integrated Space Systems, Inc. ("ISS"), a California corporation founded for the purpose of providing engineering and technical services related to space-based systems. The ISS employee base, acquired upon acquisition, largely consisted of former General Dynamics personnel and enlarged our then current employee base to 20 employees. ISS was purchased for approximately $3.6 million, paid in Rule 144 restricted common shares of SpaceDev. Goodwill of approximately $3.5 million was capitalized and was to be amortized over a period of 60 months, based on the purchase price exceeding the net asset value of approximately $164,000. As a result of a change in corporate focus, on November 15, 2001, we determined that the unamortized balance of goodwill from ISS, which was approximately $923,000, had become impaired and it was written off. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with the government), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. We determined that all future business, contracts, and proposals would be sought after only in the SpaceDev name, making it a more efficient way for us to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment.

In November 1999, we were awarded a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). We were competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB, which added approximately $1.2 million to the contract as well as an increase in contract scope. This increased the total contract revenue to approximately $6.8 million and reduced the total expected loss on the contract to approximately $460,000. During 2002, an additional contract modification for approximately $400,000 was signed, which also increased the contract value and scope to the current value of the CHIPSat project of approximately $7.2 million, further reducing the total expected loss on the contract to approximately $430,000. As of December 31, 2002, approximately 97% of the total contract costs were expended and the remaining loss on the balance sheet at year-end totaled approximately $11,000. The CHIPSat contract is expected to conclude in January 2004. Revenues for 2002 were approximately $1.7 million and are expected to be approximately $200,000 in 2003. We are currently receiving monthly payments on the contract according to a preset payment schedule detailed in the contract.

In April 2001, we were awarded one of four $1.0 million contracts from NASA's Jet Propulsion Laboratory in Pasadena, California. As part of a Boeing-led team, we participated in a study of the options for a potential Mars sample return mission in 2011. The contract ran from April through October 2001. Our revenue from this contract in 2002 and 2001 was approximately $7,000 and $216,000, respectively.

In September 2001, we were awarded a contract for a proprietary propulsion research program valued in excess of $1.0 million. As a part of that program, we are competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at approximately $2.2 million. We expect this contract to generate revenue in 2003 of approximately $240,000. Work on this project generated approximately $1.2 million in revenues during 2002. To date, we have recognized approximately $19,000 of gross margin on this contract. We reviewed the contract status in the fourth quarter of 2002, to evaluate changes to the total estimated costs to complete the contract due to schedule delays. Further discussion of the impacts of the contract delay is included under "Liquidity and Capital Resources - Forward Looking Statements and Risk Analysis" below.

On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Lab ("AFRL"). We anticipate receiving an award for Phase II of the contract in early 2003, and will use the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) are worth up to approximately $2.5 million, of which $100,000 was awarded for Phase I. Although we expect Phase II to be awarded to us shortly, there can be no assurance that Phase II will actually be awarded to us. Congress has appropriated money to this project and, as of the date of this report, we have submitted a proposal for Phase II. Our success in winning this next phase of the program will depend on our ability to meet the AFRL's objectives and their approval of our submitted Phase II proposal. AFRL Phase II is anticipated to be a cost-plus contract.

On June 18, 2001, we entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was to provide certain consulting and advisory services to us. EMC received the first installment of 500,000 shares of our common stock on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was approximately $455,000. Pursuant to a demand for arbitration filed by us on November 7, 2001, we sought the return of all or a portion of the shares issued to EMC. Following a three-day arbitration in May and June 2002, on July 17, 2002, an interim award was issued in favor of us against EMC, ordering the return of the initial installment of our 500,000 shares and denying EMC's own claim for $118,000. On October 22, 2002, a tentative final award was issued in our favor including an award of approximately $83,000 in attorney and arbitration fees to us. The tentative final ruling became effective on October 29, 2002, and has been submitted to the Superior Court of California, Orange County, for entry of judgment.

Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of the fees will be recorded as income in the period they are received. The return of our 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. Because the original expense was not recorded as an extraordinary item, the reversal of the expense did not qualify as an extraordinary item. See "Results of Operations" below.

RESULTS OF OPERATIONS

Please refer to the consolidated financial statements, which are a part of this report for further information regarding the results of operations.

         YEAR ENDED DECEMBER 31, 2002 -VS.- YEAR ENDED DECEMBER 31, 2001

During the year ended December 31, 2002, we had net sales of $3.4 million as compared to net sales of $4.1 million in 2001. Sales in 2002 were comprised of approximately $1.7 million from the CHIPSat program, approximately $1.2 million from a contract for a proprietary propulsion development program, approximately $300,000 from the completion of our outstanding State Grants, approximately $70,000 from Phase I of the AFRL project and approximately $130,000 from all other programs. In 2001, sales were comprised of approximately $3.2 million from the CHIPSat program, approximately $328,000 from a contract for a proprietary propulsion development program, approximately $228,000 from research and development performed for the Office of Space Launch ("OSL"), approximately $216,000 from the Boeing Mars Sample Return and Mars Assent Vehicle projects, and approximately $164,000 from all other programs.

For the year 2002, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $3.3 million as compared to approximately $2.4 million in 2001. This increase was primarily due to additional project costs as a result of project delays and scope changes. The gross margin percentage for the year ended December 31, 2002 was 2% as compared to 41% for the same period in 2001. The decrease was due to additional project costs due to contract delays and an allocation of certain G&A expenses to cost of goods sold.

We experienced a decrease in operating expenses from approximately $3.2 million in 2001 to approximately $66,000 for 2002. Operating expenses include general and administrative expenses and research and development expenses. General and administrative expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, insurance, legal and accounting fees and other overhead expenses. The reduction of approximately $3.1 million in the operating expenses was due in part to the arbitration ruling reversal of the EMC stock issuance of 500,000 shares and a resulting credit of $455,000 in 2002 that was expensed in 2001. See "ITEM 3. Legal Proceeding" above. Other issues involving the reduction in operating expenses can be attributed to a reduction of research and development costs from $198,400 in 2001 to none for the same period in 2002, a write-off of $923,000 in 2001 related to the impairment of the unamortized balance of goodwill from the ISS acquisition, the amortization expense related to goodwill for ISS of $520,000 incurred in 2001 compared to none in 2002, the expense of $150,000 for a contingent liability due to Technical & General Guarantee Company Limited expensed in 2001 compared to none in 2002, an issuance of 80,000 stock options that had a value of $67,000 for the acquisition of Explorespace.com that was expensed as advertising in 2001 compared to no equivalent expense in 2002, as well as, a reduction in salaries of approximately $190,000 from 2001 to 2002 due to changes in personnel. In addition, we began a system of more fully absorbing costs into projects, effectively shifting approximately $600,000 of expenses that were recorded as operating expenses in 2001 to cost of goods sold in 2002.

Interest expense for the periods ending December 31, 2002 and 2001 was approximately $263,000 and $303,000, respectively. We paid interest expense on certain capital leases and mortgages. In addition, we accrued interest expense related to our related party notes and convertible debentures. In 2002, we accrued a convertible debt discount related to warrants that accompanied the convertible debt issue of approximately $475,000, of which $125,000 was expensed in 2002 and the remainder will be amortized over the remaining life of the notes.

During the year ended December 31, 2002, we incurred a net loss of approximately $400,000, compared to a net loss of approximately $1.9 million for the same period in 2001. The decrease in the net loss was due to our reduction in operating expenses by approximately $3.2 million. As discussed above, the decrease was primarily attributable to non-cash expenses, including impairment of the un-amortized balance of goodwill from ISS, goodwill expense in 2001, stock issued to EMC in 2001 and then recovered by us in 2002, the note payable to T&G, the stock options issued for the acquisition of ExploreSpace.com, and research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

Our auditors have expressed a formal auditors' opinion that our December 31, 2002 financial position raises substantial doubt about our ability to continue as a going concern. The opinion is based on net losses incurred by us for the years ended December 31, 2002 and 2001 of approximately $400,000 and $1.9 million, respectively, and working capital deficits of approximately $200,000 and $1.0 million, respectively, for those years. Although there was a significant reduction in the working capital deficit, items remain that raise substantial doubt about our ability to continue as a going concern.

On January 31, 2003, we closed escrow on the sale of our facility in Poway, California and entered into a ten-year lease for the same facility. The selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2.4 million. The approximate net proceeds to us for working capital purposes was approximately $636,000. However due to continuing delays and schedule slips with our commercial propulsion project and further delays in obtaining new contract business, we remain in a cash crisis.

From October 14, 2002 through November 14, 2002, we raised $475,000 from certain of our directors and officers by issuing 2.03% convertible debentures. The convertible debentures entitle the holder to convert the principal and unpaid accrued interest into our common stock when the note matures. The original maturity on the notes was six (6) months from issue date and were subsequently extended to twelve (12) months from issue date on March 19, 2003. The convertible debentures are exercisable into a number of our common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the note was issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued to the subscribers, warrants to purchase 1,229,705 shares of our common stock. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price which equals to the 20-day average asking price less 10% which was established when the note was issued, or the initial conversion price. There can be no assurance that additional funds will be raised and if raised, will be under the same or more favorable terms than the convertible debentures.

We have sustained ourselves over the last few years with a mixture of government and commercial contracts. In particular, we anticipate receiving an award for AFRL Phase II in early 2003. AFRL Phase II is a cost-plus contract, which will require us to incur certain costs in advance of regular contract reimbursements from AFRL. Although we will need a certain amount of cash to fund advance payments on the contract, we will be entitled, as a small business concern, to recover our costs on a weekly basis.

We can continue to grow and execute certain parts of our strategy without additional equity funding by identifying, bidding and winning new commercial and government funded programs. We expect to obtain new commercial and government contracts; however, depending on the timing of those contracts, we may need to seek additional and possibly immediate financing through a combination of public and private debt or equity placements, commercial project financing and government programs to fund future operations and commitments. There is no assurance that new contracts or additional debt or equity financing needed to fund operations will be available or obtained in sufficient amounts necessary to meet our needs. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.


        CASH POSITION FOR YEAR ENDED DECEMBER 31, 2002 -VS.- YEAR ENDED
                               DECEMBER 31, 2001

Net decrease in cash during the year ending December 31, 2002 was approximately $184,000, compared to a net decrease of $48,000 for the same period in 2001. Net cash used in operating activities totaled approximately $707,000 for the year ending December 31, 2002, a decrease of approximately $775,000 as compared to approximately $68,000 provided by operating activities during the same period in 2001. This is attributable primarily to the increased costs on the CHIPSat project as well as the contract for a proprietary propulsion research program, both of which, at December 31, 2002, had costs that exceeded their billings for the ongoing work toward completion of these programs.

Net cash provided by investing activities totaled approximately $48,000 for the year ended December 31, 2002, compared to approximately $43,000 of net cash used in investing activities during the same period in 2001. The increase in cash used of $91,000 is attributable to a reduction in the purchase of fixed assets and an advance payment made toward the purchase of our facility in January 2003. Net cash provided by financing activities totaled approximately $475,000 for the year ended December 31, 2002, which showed an increase of $549,000 from the approximately $74,000 used in financing activities during the same period in 2001. This improvement is primarily attributable to generating more cash from sales of common stock and issuance of convertible debt in 2002 of $550,000 versus $120,000 in 2001.

At December 31, 2002, our cash, which includes cash reserves and cash available for investment, was approximately $27,000 as compared to approximately $212,000 at December 31, 2001, a decrease of approximately $184,000. At December 31, 2002, our working capital ratio improved to 0.94 compared to 0.34 at December 31, 2001.

As of December 31, 2002, our backlog of funded and non-funded business was approximately $4.0 million, as opposed to approximately $3.4 million as of fiscal year end 2001. During 2002, we won AFRL Phase I, negotiated increases of approximately $500,000 to the CHIPSat program and began a private commercial propulsion project.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately $1.4 million consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $600,000 during 2001, from $2.0 million at December 31, 2001 to $1.4 million at December 31, 2002. Please refer to our consolidated financial statements, which are a part of this report for further information regarding our liquidity and capital resources.

CRITICAL ACCOUNTING STANDARDS

Our revenues are derived primarily from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable (see Note 10(c) of the Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. Deferred revenue represents amounts collected from customers for services to be provided at a future date.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." We adopted SFAS 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and have provided pro forma disclosures as if the fair value based method prescribed SFAS 123 has been utilized. See Note 8(d) of the Consolidated Financial Statements. We have valued our stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Fixed assets are depreciated over their estimated useful lives of three-to-five years using the straight-line method of accounting in accordance with Statement of Financial Accounting Standards No. 144. Goodwill and other intangible assets were created upon the acquisition of our subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three to five years. Goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 142. Effective November 2001, there will be no more amortization of goodwill (see Note 3 of the Consolidated Financial Statements).

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial position or results of operations for the year ended December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is evaluating the adoption of this statement.

FORWARD-LOOKING STATEMENTS AND RISK ANALYSIS

During the first two months of 2003, we submitted five bids for government programs, worked with the US Congress to identify directed funding for our programs and are actively working to win several significant commercial programs. We believe that we will win some of these programs, which would enable us to continue to grow and broaden our business base, although there can be no assurance that these contracts will be awarded to us. At this time, we are awaiting approval of a government contract for one of these programs that would ultimately lead to over $2 million of new business over the next 18 months. We have no firm information on any other of these current projects.

To date, we have maintained a mix of government and commercial business. In 2001, we had about 80% government or government related work. In 2002, we had about 60% government and government related work. In 2003, we expect the ratio to be about 70% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 60% for the next several years as we increase our government and commercial marketing efforts for both of our product lines. Currently, we are focusing on the domestic U.S. government market, which we believe is only about one-half of the global government market for our products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, e.g., International Traffic in Arms Regulations ("ITAR"), which may limit our ability to develop market opportunities outside the United States.

While we do not expect a reduction of government sales, a majority of our government work is contract related. We are beginning to develop commercial products and aggressively market our products to the commercial market, particularly for micro- and nano-satellites and applications of our propulsion technology and products. We anticipate winning contracts in both market segments, although there can be no assurance that the contracts will be awarded to us. If they are not awarded to us, based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contracts from the other; however, our inability to win business in both markets would have a negative effect on our business operations and financial condition.

We are forecasting a modest growth in sales for 2003. At this time, about 50% of the forecasted sales are under contract or near to contract award, but there is no guarantee that we will win enough new business to achieve our targeted growth projection or to achieve a positive cash flow position. We do not believe that significant capital expenditures will be required to achieve this modest increase in sales.

As it relates to the CHIPSat program, we will receive total fixed compensation on the CHIPSat project in an amount of approximately $7.2 million, of which about $3.1 million was generated in 2001, and $1.2 million was generated in 2002. The contract calls for payments of approximately $450,000 in 2003. As outlined above, we reviewed the contract again in late 2002 and the total loss was reduced from $463,000 to approximately $432,000. As the project is completed, the loss is reduced as costs become realized. At this time, we do not expect any additional losses from or increases to the contract. The launch of CHIPSat occurred in January 2003.

We expect payments of about $240,000 in 2003 from a private commercial propulsion contract. This effort could lead to follow-on contracts from the same customer later this year, but at this time we cannot assess the probability of winning the contract or the value of the contract.

Our broad, overall, higher growth business strategy, requires significant development and capital expenditures. We will incur a substantial portion of these expenditures before it generates significantly higher sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until we can establish an adequate revenue-generating customer base. We expect losses through the first part of 2003 and expect to begin generating net positive cash flow from operations sufficient to fund both operations and capital expenditures toward the end of 2003. There is no assurance, however, that we will achieve or sustain any positive cash flow or profitability thereafter.

During the years ended December 31, 2002 and 2001, we raised approximately $145,000 through private sales of stock and approximately $475,000 from our convertible debt offering. To execute our strategy of small, capable, low-cost micro- and nano-satellites, hybrid propulsion products and new commercial revenue sources, we require significant funding and/or the win of both significant government and commercial programs. We believe investor or customer funding of $1 to $5 million will be required, which could come from a combination of private and/or public equity placements or government and commercial customers. At this time, we do not have any ongoing private or public equity offerings, although we have agreed to use our best efforts to register the common stock underlying the warrants issued in our recent private placement memorandum within four to six months of completing the offering.

We need to raise additional capital. The amount of capital we need to raise is dependent upon many factors. For example, the need for additional capital will be greater if (i) we do not enter into agreements with other customers on the terms we anticipate; (ii) our net operating deficit increases because we incur significant unanticipated expenses; or (iii) we incur additional costs from modifying our satellite products or our proposed hybrid-related systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. If additional capital is not raised, it could have a significant negative effect on our business operations and financial condition, possibly causing us to take immediate cost reduction or other actions.

Our ability to execute a public offering or otherwise obtain funds is subject to numerous factors beyond our control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that we will be profitable, or that any additional public offering will occur, that we will be successful in obtaining additional funds from any source or be successful in implementing an acceptable exit strategy on behalf of our investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to us when such funds are needed or may be on terms which are significantly adverse to our current shareholders. The unavailability of funds when needed would have a material adverse effect on us.

Our business partially depends on activities regulated by various agencies and departments of the U.S. government and other companies that rely on the government. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. Conversely, because of the nature of our products, there may be opportunities for us to offer solutions to the government that may address some of the problems that the country faces at this time.


ITEM 7.  FINANCIAL STATEMENTS

Please see our audited financial statements for the period ended December 31, 2002 as compared to the period ended December 31, 2001 attached hereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During its last fiscal year and as of the date of this report, we have had no changes in or disagreements with our principal independent accountants regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor has our principal accounting firm resigned or declined to stand for re-election.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our management and directors' business activities are under the control of our Board of Directors. Our Chief Executive Officer, James W. Benson, Vice President of Product Development & Marketing, Stuart Schaffer and Chief Financial Officer, Richard B. Slansky, manage the Company's daily operations. Our Board currently consists of seven directors. General Howell M. Estes, III (USAF Retired), and Retired Congressman Robert S. Walker were added to the Board of Directors in 2001. Stuart Schaffer and Scott McClendon were added to the Board of Directors in 2002. Below are our executive officers and directors.

NAME                                            POSITION HELD
----                                            -------------

James W. Benson                                 Chief Executive Officer,
13855 Stowe Drive                               Director, Chairman of the Board
Poway, California 92064

Stuart Schaffer                                 Director
13855 Stowe Drive                               Vice President, Product
Poway, California 92064                         Development & Marketing

Richard B. Slansky                              Corporate Secretary, Chief
13855 Stowe Drive                               Financial Officer
Poway, CA   92064

J. Mark Grosvenor*                              Director
13855 Stowe Drive
Poway, CA 92064

Wesley T. Huntress*                             Director
13855 Stowe Drive
Poway, California 92064

Curt Dean Blake*                                Director
13855 Stowe Drive
Poway, California 92064

General Howell M. Estes, III (USAF Retired)*    Director
13855 Stowe Drive
Poway, California 92064

Robert S. Walker*                               Director
13855 Stowe Drive
Poway, California 92064

Scott McClendon *                               Director
13855 Stowe Drive
Poway, California 92064

     *   Denotes Independent Director

The following is a summary of the business experience of our officers and directors as well as other key employees.

JAMES W. BENSON, age 57, is our founder and has served as our Chief Executive Officer and Chairman of the Board since inception. In 1984, Mr. Benson founded Compusearch Corporation (later renamed Compusearch Software Systems), in McLean, Virginia. The company was based on use of personal computers to create full text indexes of massive government procurement regulations and to provide fast full text searches for any word or phrase; the first instance of large scale, commercial implementation of PC-based full text searching, which later grew to encompass such systems as worldwide web search engines. Seeing related opportunities in document and image management, Mr. Benson started the award-winning ImageFast Software Systems in 1989, which later merged with Compusearch. In 1995, Mr. Benson sold Compusearch and ImageFast, and retired at age fifty. After months of research, Mr. Benson started SpaceDev LLC, which was acquired by us in October 1997. Mr. Benson holds a Bachelor of Science degree in Geology from the University of Missouri. He founded the non-profit Space Development Institute and introduced the $5,000 Benson Prize for Amateur Discovery of Near Earth Objects. He is also Vice-Chairman and private sector representative on NASA's national Space Grant Review Panel and a member of the American Society of Civil Engineers subcommittee on Near Earth Object Impact Prevention and Mitigation.

STUART SCHAFFER, AGE 43, is our vice president of product development and marketing. From 1998 to 2001, Mr. Schaffer acted as vice president of marketing for Infocus Corporation, a fully reporting company, where he managed all aspects of the marketing mix for market-share leading digital projection business throughout the Americas region. In that position, Mr. Schaffer revitalized the Proxima brand, managed a multi-million dollar annual advertising, communications and program budgets, directed multiple outside and in-house agencies, led product marketing teams in defining and delivering both mobile and conference room digital projector product lines, developed channel strategies and programs for both value-added and volume channels, served as primary press spokesperson for the company, established a market intelligence structure focused on developing customer and industry knowledge and spearheaded merger teams to ensure the smooth transition of the merger between the Infocus and Proxima marketing organizations. Prior to Infocus, Mr. Schaffer worked for the Hewlett-Packard Company from 1985 to 1998, where he held various positions in Business Development, Marketing and Business Planning. Mr. Schaffer has worked with the Leukemia & Lymphoma Society, on a volunteer basis, as an Assistant Coach and Mentor. Mr. Schaffer has an MBA from Harvard University and a BS degree in physics from Harvey Mudd College.

RICHARD SLANSKY, AGE 45, Is our chief financial officer and corporate secretary and joined us on February 10, 2003. Mr. Slansky served as interim chief executive officer and chief financial officer of Quick Strike Resources, Inc., an IT training, services and consulting firm, from July 2002 to February 2003. Previously, Mr. Slansky served as chief financial officer, vice president of finance, administration and operations and corporate secretary for Path 1 Network Technologies, Inc., a company focused on merging broadcast and cable quality video transport with IP networks from May 2000 to July 2002. Before his tenure at Path 1, Mr. Slansky served as president, chief financial officer and member of the Board of Directors of Nautronix, Inc., a marine electronics/engineering services company, from January 1999 to May 2000. Prior to Nautronix, Mr. Slansky served as Chief Financial Officer of Alexis Corporation, an international pharmaceutical research products technology company, from August 1995 to January 1999. He also served as President and Chief Financial Officer of C-N Biosciences, formerly Calbiochem, from July 1989 to July 1995. Mr. Slansky is currently serving on the Board of Directors of two privately held high technology companies and one closely held, private real estate company. Mr. Slansky earned a bachelor's degree in economics and science from the University of Pennsylvania's Wharton School of Business and a master's degree in business administration in finance and accounting from the University of Arizona.

J. MARK GROSVENOR, age 55, was appointed to our Board of Directors as an independent director at our Board Meeting on March 19, 2003. Mr. Grosvenor is currently chief executive officer of Grosvenor Industries, originally established in San Diego in 1979. Grosvenor Industries was involved in the purchase and sale of the historic El Cortez Hotel in addition to owning three other city blocks of property in downtown San Diego. Grosvenor Industries also owns and operates Grosvenor Square Shopping Center. Since 1979, Mr. Grosvenor has built three hotels and has founded or become involved with many other national businesses. In 1984, he started Medallion Foods, Inc. in Newport, Arkansas, a snack food manufacturing company supplying Wal-Mart, Sam's Club and Costco as well as other companies. In 1989, Grosvenor formed GHG Hospitality, Inc., which owns and operates eleven hospitality projects including motels, hotels, resorts, and marinas across the United States. Prior to founding Grosvenor Industries and its combination of businesses, Grosvenor worked for more than three years as a stockbroker and financial planner. In 1973 he founded Jaymark Financial, a real estate company with offices in San Diego, Tokyo and Osaka, Japan. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance. Mr. Grosvenor has been very active in the community as a member of San Diego Sheriff's Association Honorary Deputy, Young Presidents Organization: California and Colorado Chapters, the President's Council at San Diego State University, the Lincoln Club, the San Diego Rotary, the University Club and the San Diego Yacht Club. He serves as a Director of the Grosvenor Foundation, a private family foundation which funds other charities.

WESLEY T. HUNTRESS, age 60, was elected to our Board of Directors as an independent director at our annual shareholder meeting held June 30, 1999. Dr. Huntress is currently Director of the Geophysical Laboratory at the Carnegie Institution of Washington in Washington, DC, where he leads an interdisciplinary group of scientists in the fields of high-pressure science, astrobiology, petrology and biogeochemistry. Prior to his appointment at Carnegie, Dr. Huntress served the Nation's space program as the Associate Administrator for Space Science at NASA from October 1993 through September 1998 where he was responsible for NASA's programs in astrophysics, planetary exploration, and space physics. During his tenure, NASA space science produced numerous major discoveries, and greatly increased the launch rate of missions. These discoveries include the discovery of possible ancient microbial life in a Mars meteorite; a possible subsurface ocean on Jupiter's moon Europa; the finding that gamma ray bursts originate at vast distances from the Milky Way and are extraordinarily powerful; discovery of massive rivers of plasma inside the Sun; and a wealth of announcements and images from the Hubble Space Telescope, which have revolutionized astronomy as well as increased public interest in the cosmos. Dr. Huntress also served as a Director of NASA's Solar System Exploration Division from 1990 to 1993, and as special assistant to NASA's Director of the Earth Science and Applications from 1988 to 1990. Dr. Huntress came to NASA Headquarters from Caltech's Jet Propulsion Laboratory ("JPL"). Dr. Huntress joined JPL as a National Research Council resident associate after receiving is B.S. in Chemistry from Brown University in 1964 and his Ph.D. in Chemical Physics from Stanford in 1968. He became a permanent research scientist at JPL in 1969. He and his JPL team gained an international reputation for their pioneering studies of chemical evolution in interstellar clouds, comets and planetary atmospheres. At JPL Dr. Huntress served as co-investigator for the ion mass spectrometer experiment in the Giotto Halley's Comet mission, and as an interdisciplinary scientist for the Upper Atmosphere Research Satellite and Cassini missions. He also assumed a number of line and research program management assignments while at JPL, and spent a year as a visiting professor in the Department of Planetary Science and Geophysics at Caltech.

CURT DEAN BLAKE, age 45, was appointed to our Board of Directors as an independent director on September 5, 2000. Mr. Blake acted as the Chief Operating Officer of the Starwave Corporation from 1993 until 1999, where he managed business development, finance, legal and business affairs, and operations for the world's most successful collection of content sites on the Internet. During that time, he developed business strategies, financial models, and structured and negotiated venture agreements for Starwave's flagship site, ESPN Sportszone, at that time the highest traffic destination site on the Internet. He also developed and negotiated venture agreements with the NBA, NFL, Outside Magazine and NASCAR to create sites around these brands. Mr. Blake negotiated sale of controlling interest in Starwave Corporation to Disney/ABC. Prior to Starwave, Mr. Blake worked at Corbis from 1992 to 1993, where he led the acquisitions and licensing effort to fulfill Bill Gates' vision of creating the largest taxonomic database of digital images in the world. Mr. Blake acted as General Counsel to Aldus Corporation from 1989 to 1992, where he was responsible for all legal matters of the $125 million public corporation and its subsidiaries. Prior to that, Mr. Blake was an attorney at Shidler, McBroom, Gates and Lucas, during which time he was assigned as onsite counsel to the Microsoft Corporation, where he was primarily responsible for the domestic OEM/Product Support and Systems Software divisions. Mr. Blake has an MBA and JD from the University of Washington.

GENERAL HOWELL M. ESTES, III (USAF RETIRED), age 61, was appointed to our Board of Directors as an independent director on April 2, 2001. General Estes retired from the United States Air Force in 1998 after serving for 33 years. At that time he was the Commander-in-Chief of the North American Aerospace Defense Command ("CINCNORAD") and the United States Space Command ("CINCSPACE"), and the Commander of the Air Force Space Command ("COMAFSPC") headquartered at Peterson AFB, Colorado. In addition to a Bachelor of Science Degree from the Air Force Academy, he holds a Master of Arts Degree in Public Administration from Auburn University and is a graduate of the Program for Senior Managers in Government at Harvard's JFK School of Government. Gen. Howell Estes is the President of Howell Estes & Associates, Inc., a wholly owned consulting firm to CEOs, Presidents and General Managers of aerospace and telecommunications companies worldwide. He serves as Vice Chairman of the Board of Trustees at The Aerospace Corporation. He served as a consultant to the Defense Science Board Task Force on SPACE SUPERIORITY and more recently as a commissioner on the U.S. Congressional Commission to Assess United States National Security Space Management and Organization (the "Rumsfeld Commission").

ROBERT S. WALKER, age 60, was appointed to our Board of Directors as an independent director on April 2, 2001. Mr. Walker has acted as Chairman of Wexler & Walker Public Policy Associates in Washington, D.C. since January 1997. As a former Congressman (1977-1997), Chairman of the House Science Committee, Vice Chairman of the Budget Committee, and a long-time member of the House Republican leadership, Walker became a leader in advancing the nation's space program, especially the arena of commercial space, for which he was the first sitting House Member to be awarded NASA's highest honor, the Distinguished Service Medal. Bob Walker is a frequent speaker at conferences and forums. His main issues include the breadth and scope of space regulation today, and how deregulation could unleash the telecommunications, space tourism, broadcast and Internet industries. Mr. Walker currently sits on the boards of directors of DCH Technology, Inc. and Aerospace Corporation, positions held since January 1999 and March 1997, respectively. DCH Technology, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934. Wexler & Walker is a Washington-based, full-service government relations firm founded in 1981. Wexler & Walker principals have served in Congress, in the White House and federal agencies, as congressional staff, in state and local governments and in political campaigns. Wexler & Walker is a leader on the technology issues of the twenty-first century. During 2002 and 2001, we incurred consulting fees with Hill and Knowlton, Inc., an affiliate of Wexler & Walker, in an aggregate amount of approximately $56,000 and $36,000, respectively.

SCOTT MCCLENDON, AGE 63, was appointed to our Board of Directors as an independent director on July 19, 2002. McClendon currently sits on the Board of Directors for Overland Storage, Inc., where he acts as chairman of the Board. He became the chairman after serving as president and chief executive officer from October 1991 to March 2001. Prior to joining Overland Storage, Inc., Mr. McClendon was employed by Hewlett-Packard Company for over 32 years in various positions of engineering, manufacturing, sales and marketing. Mr. McClendon received a Bachelor of Science degree in electrical engineering in June 1960, and a Master of Science degree in electrical engineering in June 1962 from Stanford University School of Engineering.

SIGNIFICANT EMPLOYEES

JEFF JANICIK, AGE 35, is our director of flight systems and was primarily responsible for managing the success of the CHIPSat project. He also oversees all flight system / component marketing and research activity. Mr. Janicik has over 13 years experience in program management, engineering and instruction in aerospace. Before coming to us in January 2000, Mr. Janicik spent ten years as a project manager, engineer and instructor in the field of aerospace working for the United States Air Force in designing low-cost, streamlined approaches for the X-40A and X-37 program at Air Force SMC/TE, and set the precedent for future space vehicle demos with extensive research of safety, technical and operational issues. Mr. Janicik has an Aerospace Engineering degree from the University of Notre Dame and a Master's Degree in Mechanical Engineering from the University of California, Davis, which he received while serving as an active duty officer in the United States Air Force.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review on the Forms 3 and 4 furnished to us with respect to our most recent fiscal year, each of the Directors and/or Executive Officers each timely filed his initial Form 3 and Forms 4 under Section 16(a) of the Securities and Exchange Act of 1934 during 2002 with the following exception:
Messrs. Schaffer and McClendon filed their initial Form 3's a few days late.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

         The following table sets forth the remuneration to our executive officers for the past three fiscal years:

                                     SUMMARY COMPENSATION TABLE
                                                                       Long Term Compensation
                                                               ---------------------------------------
                                   Annual Compensation                   Awards            Payouts
-------------------------- ---------------------------------- --------------------------- ----------- -----------

                                                     Other      Restricted   Securities
                                                     Annual       Stock      Under-lying     LTIP       All Other
Name and                    Salary      Bonus     Compensation   Award(s)     Options/      Payouts   Compensation
Principal Position  Year    ($)           ($)      ($)          ($)           SARs (#)         ($)         ($)
------------------- ------- ---------- ---------- ------------ ------------ -------------- ----------- -----------
James W. Benson,    2000     42,946            -            -            -   2,500,000(1)           -           -
CEO (1)             2001    147,923            -            -            -      10,000(1)           -           -
                    2002    141,325            -            -            -              -           -           -
                                                                               750,000(2)

Charles H. Lloyd,   2000     77,770            -            -            -                          -           -
COO & CFO           2001    200,000            -            -            -      10,000(1)           -           -
                    2002    118,565            -            -            -              -           -           -
------------------- ------- ---------- ---------- ------------ ------------ -------------- ----------- -----------

 (1) Mr. Benson was awarded 2,500,000 options in 1997 and those options were modified in 2000. Messrs. Benson and Lloyd were awarded 10,000 options each as a part of an annual award of options to our employees. Mr. Lloyd resigned in June 2002.
 (2) 200,000 of these options were performance-based options, which terminated on December 31, 2000. Mr. Lloyd was awarded 10,000 options as a part of an annual award of options to our employees.

During the last fiscal year and as of December 31, 2002, we did not grant stock options to our executive officers Listed in the above compensation table.

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

                                                                 Number of
                                                                 Securities
                                                                 Underlying            Value of Unexercised
                                                                 Unexercised           In-the-Money
                                                                 Options/SARs at       Options/SARs at FY-
                                                                 FY-End (#)            End ($)

                      Shares Acquired                            Exercisable/          Exercisable/
Name                  on Exercise (#)     Value Realized ($)     Unexercisable         Unexercisable(1)
--------------------- ------------------- ---------------------- --------------------- ----------------------
James W. Benson                        0                      0              503,333/                    0/0
                                                                           2,006,667

Charles H. Lloyd(2)                    0                      0             697,963/                     0/0
                                                                                   0
--------------------- ------------------- ---------------------- --------------------- ----------------------

(1) For purposes of determining whether options are "in-the-money," we defined fair market value as the five-day weighted average of the closing price of our common stock on the Over-The-Counter Bulletin Board as of March 7, 2003, or $0.46 per share. None of the options listed on the table are "in-the-money."
(2) Mr. Lloyd resigned in June 2002; however, his options will remain exercisable until the five-year anniversary of the grant date of each option, as specified in a separation agreement with him dated May 31, 2002.

REMUNERATION PAID TO DIRECTORS

At our annual meeting on July 16, 2000, our Board of Directors adopted a compensation plan for independent directors whereby they will receive options for attending meetings of the Board as follows: each such director shall receive an option to purchase 5,000 shares for each of two telephonic meetings attended per year, and an option to purchase 10,000 shares for each of two meetings attended in person per year. These directors will not receive additional compensation for attending meetings in excess of those described above. In addition to the above, independent directors will receive $5,000 in options on the date of election or appointment. All such options will be issued pursuant to the Plan at fair market value as of the date of the meeting attended, will vest 50% on the first anniversary date of the date of grant and 50% on the second anniversary date of the date of grant and will expire on the five-year anniversary of the grant date. We do not compensate any of our directors for their services as members of the Board through non-standard arrangements.

The following table sets forth the remuneration paid to our directors during our fiscal year ended December 31, 2002.

--------------------- ------------------------------------------------------ ---------------------------------
                                        Cash Compensation                            Security Grants
                      ----------------- ---------------- ------------------- -------------- ------------------
                                                                                            Number of
                                                                                            Securities
                      Annual Retainer                    Consulting          Number of      Underlying
Name                  Fees              Meeting Fees     Fees/Other Fees     Shares         Options/SARs
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
James W. Benson                      -                -                   -              -                  -
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Charles H. Lloyd                     -                -                   -              -                  -
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Stuart Schaffer                      -                -                   -              -                  -
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Wesley T. Huntress                   -                -                   -              -             30,000
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Curt Dean Blake                      -                -                   -              -             30,000
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
General Howell M.                    -                -                   -              -             30,000
Estes, III
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Robert S. Walker                     -                -                   -              -             25,000
--------------------- ----------------- ---------------- ------------------- -------------- ------------------
Scott McClendon(1)                   -                -                   -              -             15,460(1)
--------------------- ----------------- ---------------- ------------------- -------------- ------------------

(1) Pursuant to our policy regarding compensation of independent directors, we issued Mr. McClendon options to purchase a total of $5,000 in common shares, or 10,460 shares at a per share price of $0.478, upon acceptance of his position as one of our directors. The exercise price of the shares represents the fair market value on July 19, 2002, the date of issuance. The options vest at a rate of 50% on July 19, 2003 and the remaining 50% on July 19, 2004. Mr. McClendon also received options to purchase 5,000 shares on October 31, 2002 for attendance at a telephonic meeting of the Board of Directors. These options vest as follows: 50% on the one-year anniversary of the grant date and 50% on the two-year anniversary of the grant date.

EMPLOYMENT AGREEMENTS

On November 21, 1997, we entered into a five-year employment agreement with our CEO, Mr. Benson. This agreement provides for compensation of salary and stock as well as stock options. This agreement also prohibits Mr. Benson from competing with us, disclosing any confidential information, or soliciting any of our employees or customers for one year after termination of employment. Our Board of Directors amended the employment contract for Mr. Benson at its meeting on July 16, 2000. The amended agreement provides for the grant of options to purchase up to 4,000,000 shares of our common stock upon the occurrence of certain events. Such options would be immediately exercisable upon grant.

On May 17, 2002, we entered into an "at-will" employment agreement with Mr. Schaffer. The agreement provided for Mr. Schaffer's compensation of salary, benefits and options to purchase up to 450,000 shares of our common stock. The agreement also provided for severance under certain termination provisions.

On May 31, 2002, we entered into a Confidential Separation Agreement and General Release of Claims with Mr. Lloyd, our former Chief Operating Officer and Chief Financial Officer. The agreement provided for the resignation of Mr. Lloyd as an officer and director of SpaceDev, Inc. and Integrated Space Systems, Inc., effective June 14, 2002. In exchange for a release of claims and other promises set forth in the agreement, Mr. Lloyd received $36,000 and an extension of the exercise period of each of his non-statutory stock options for a five-year period from the original date of grant. Until May 31, 2003, the agreement also prohibits Mr. Lloyd from soliciting our employees, inducing any customer away from us or representing himself on our behalf.

On February 14, 2003, we entered into an "at-will" employment agreement with Mr. Slansky. The agreement provided for Mr. Slansky's compensation of salary, benefits and options to purchase up to 375,000 shares of our common stock. The agreement also provided for severance under certain termination provisions.

EMPLOYEE BENEFITS

At our 1999 Annual Stockholder Meeting, the shareholders adopted an Incentive Employee Stock Option Plan under which its Board of Directors may grant our employees, directors and affiliates Incentive Stock Options, Supplemental Stock Options and other forms of stock-based compensation, including bonuses or stock purchase rights. Incentive Stock Options, which provide for preferential tax treatment, are only available to employees, including officers, and affiliates, and may not be issued to non-employee directors. The exercise price of the Incentive Stock Options must be 100% of the fair market value of the stock on the date the option is granted. Pursuant to our plan, the exercise price for the Supplemental Stock Options will not be less than 85% of the fair market value of the stock on the date the option is granted. We are required to reserve an amount of common shares equal to the number of shares, which may be purchased as a result of awards made under the Plan.

At the 2000 Annual Stockholder Meeting, the shareholders approved an amendment to the Stock Option Plan of 1999, increasing the number of shares eligible for issuance under the Plan to 30% of the then outstanding common stock and allowing the Board of Directors to make annual adjustments to the Plan to maintain a 30% ratio to outstanding common stock at each annual meeting of the Board of Directors. The Board, at its annual meetings in 2001 and 2002, made no adjustment, as a determination was made that the number of shares then available under the Plan was sufficient to meet the Company's needs. As of December 31, 2002, 4,184,698 shares were authorized for issuance under the Plan, 3,398,772 of which are currently subject to outstanding options and awards. The Stock Option Plan of 1999 was registered with the U.S. Securities & Exchange Commission on Form S-8.

During the fourth quarter of fiscal year 2002, we issued non-statutory options to purchase 30,000 shares to our independent directors for attendance at our October 18, 2002 Board of Directors meeting. In addition to the Stock Option Plan of 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan, which authorized our Board of Directors to make twelve consecutive offerings of our common stock to our employees. The 1999 Employee Stock Purchase Plan has been instituted. To date, no employees have purchased any shares of common stock under the Plan. We also offer a variety of health, dental, vision, 401(k) and life insurance benefits to our employees in conjunction with our co-employment partner, Administaff.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as March 21, 2003 concerning the beneficial ownership of our common stock by (i) each director, (ii) each named executive officer, (iii) each shareholder known by us to be the beneficial owner of more than 10% of our outstanding Common Stock, and (iv) our directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

---------------------- ----------------------------------- ---------------------------- -------------------
                         Name and Address of Beneficial       Amount and Nature of          Percent of
Title of Class                       Owner                   Beneficial Ownership(1)         Class(1)
---------------------- ----------------------------------- ---------------------------- -------------------
$.0001 par value       James W. Benson, CEO and Chairman              12,078,336(2)            56.9%
common stock           13855 Stowe Drive
                       Poway, California 92064

$.0001 par value       J. Mark Grosvenor, Director                     1,330,376(3)             6.3%
common stock           13855 Stowe Drive
                       Poway, California 92064

$.0001 par value       Curt Dean Blake, Director                         100,930(4)             0.5%
common stock           13855 Stowe Drive
                       Poway, California 92064

$.0001 par value       Wesley T. Huntress Jr., Director                   60,515(5)             0.3%
common stock           13855 Stowe Drive
                       Poway, California  92064

$.0001 par value       General Howell M. Estes, III,                      26,667(6)             0.1%
common stock           Director
                       13855 Stowe Drive
                       Poway, California  92064

$.0001 par value       Robert S. Walker, Director                         26,667(7)             0.1%
common stock           13855 Stowe Drive
                       Poway, California  92064

$.0001 par value       Stuart Schaffer, Director & Vice                  301,410(8)             1.4%
common stock           President, Product Development &
                       Marketing
                       13855 Stowe Drive
                       Poway, California  92064

$.0001 par value       Scott McClendon, Director                              --               <0.1%(9)
common stock           13855 Stowe Drive
                       Poway, California 92064

$.0001 par value       Officers and Directors as a group
common stock           (9 Persons)                                    13,949,901(10)           65.7%(1)

(1) Where persons listed on this table have the right to obtain additional shares of our common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 21, 2003, these additional shares are deemed to be beneficially owned for the purpose of computing the amount and percentage of common stock owned by such persons. Percentages are based on total outstanding shares on March 21, 2003 plus options and warrants that will become exercisable within 60 days of March 21, 2003, for a total of 21,237,688 shares.

(2) Represents 236,000 shares held directly by Mr. Benson and his wife, Susan Benson; 8,895,000 shares held by SD Holdings, LLC, an entity controlled by James W. Benson; and 497,413 shares recently transferred from SD Holdings, LLC to Space Development Institute, a 501(c)(3) corporation, plus 503,333 options and 973,295 warrants plus 973,295 equivalents from a convertible debt instrument currently outstanding beneficially owned at May 7, 2003. In addition, Mr. Benson has unvested options on 2,006,667 shares.
(3) Mr. Grosvenor owns 665,188 shares of our common stock plus 665,188 vested warrants that he purchased in our private placement.
(4) Mr. Blake owns 30,612 shares of our common stock plus 30,612 vested warrants that he purchased in our private placement. Mr. Blake also owns 39,706 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Blake has unvested options on 35,000 shares.
(5) Mr. Huntress owns 8,868 shares of our common stock. Mr. Huntress also owns 51,647 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Huntress has unvested options on 30,000 shares.
(6) General Estes III owns 26,667 vested options, which he received as compensation for his participation on our Board of Directors. In addition, General Estes III has unvested options on 40,000 shares.
(7) Mr. Walker owns 26,667 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Walker has unvested options on 35,000 shares.
(8) Mr. Schaffer owns 128,205 warrants plus 128,205 share equivalents from a convertible debt instrument currently outstanding. Mr. Schaffer also owns 45,000 vested options, which he received as part of his compensation package as Vice President of Product Development and Marketing. In addition, Mr. Schaffer has unvested options on 405,000 shares.
(9) Mr. McClendon has unvested options on 25,460 shares, which he received as compensation for his participation on our Board of Directors. (10) Officers and directors as a group include our seven Board members, two of whom are also officers, plus Mr. Slansky, who beneficially owns 25,000 shares. In addition, Mr. Slansky has unvested options on 350,000 shares, which are not included in the calculation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James W. Benson, our Chief Executive Officer and Chairman of the Board of Directors, and Susan Benson, our former Corporate Secretary, are husband and wife. Mr. Benson has personally guaranteed the building lease on our facility.

One of our independent directors, Robert S. Walker, is a principal of Wexler & Walker Public Policy Associates, a Washington-based, full-service government relations firm founded in 1981. Wexler & Walker principals have served in Congress, in the White House and federal agencies, as congressional staff, in state and local governments and in political campaigns. Wexler & Walker is a leader on the technology issues of the twenty-first century. During 2002 and 2001, we incurred consulting fees with Hill and Knowlton, Inc., an affiliate of Wexler & Walker, in an aggregate amount of approximately $56,000 and $36,000.

In December 2001, we entered into a consulting agreement with one of our independent directors, Curt D. Blake, pursuant to which Mr. Blake agreed to perform certain services for us and identify and qualify significant investors and potential acquisition targets for us. Under the agreement, Mr. Blake was to receive compensation, in cash and non-statutory stock options, for his services. In addition, Mr. Blake was to receive a cash finder's fee plus a common stock grant for all monies raised as a result of introductions made by him. However, as a result of the independence rules imposed by the Sarbanes-Oxley Act of 2002, Mr. Blake voluntarily terminated his agreement with us on November 25, 2002.

In September and October 2002, certain of our officers provided personal interest-free short-term loans to support our working capital needs. The officer loans were paid with the proceeds from imminently pending contract payments and the proceeds of the convertible note program sales.

From October 14, 2002 through November 14, 2002, we sold an aggregate of $475,000 of 2.03% convertible debentures to three of our directors and officers. Mr. Benson purchased $375,000 of Series A Subordinated Convertible Notes and Mr. Shaffer purchased $50,000. The total funding was completed on November 14, 2002. The convertible debentures entitle the holder to convert the principal and unpaid accrued interest into our common stock when the note matures. The notes originally were set to mature six (6) months from issue date and were subsequently extended to twelve (12) months from issue date on March 19, 2003, unless paid, extended or re-negotiated, the convertible debentures are exercisable into a number of our common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the note was issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued to the subscribers, warrants to purchase up to 1,229,705 shares of our common stock. These warrants are exercisable for three
(3) years from the date of issuance at the initial exercise price, which equals to the 20-day average asking price less 10% which was established when the note was issued, or the initial conversion price. Upon issuance, the warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount. See Note 8(c) to our Consolidated Financial Statements for discussion of the terms of the warrants. The debt discount is being amortized as additional interest expense over the term of the convertible debentures. (See ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

ITEM                                                                    EXH. NO.
----                                                                    --------

SpaceDev's Articles of Incorporation(1)                                   3.1
SpaceDev's Articles of Amendment to Articles of Incorporation dated
   November 4, 1997 Authorizing Series B Preferred Stock(1)               3.2
SpaceDev's Articles of Amendment to Articles of Incorporation dated
   December 17, 1997 Changing Name to SpaceDev, Inc. (1)                  3.3
SpaceDev's Bylaws* 3.4 Form of Common Stock Certificate(1)                4.1
Form of Non-Qualified Stock Option(1)                                     4.2
Form of Incentive Stock Option(1)                                         4.3
Form of Re-Pricing Warrant(1)                                             4.4
Form of Warrant(1)                                                        4.5
1999 Stock Option Plan(1)                                                 4.6
First Amendment to 1999 Stock Option Plan                                 4.7
1999 Employee Stock Purchase Plan(1)                                      4.8
Form of Warrant from November 2, 2000 Private Placement (4)               4.9
Common Stock Purchase Warrant-Phillips Aerospace (4)                      4.10
Note Purchase Agreement for Series A Subordinated Convertible Notes (6)   4.11
Form of Series A Subordinated Convertible Note (6)                        4.12
Form of Warrant for Series A Subordinated Convertible Note Offering (6)   4.13
Common Stock Exchange Agreement Between SpaceDev and SIL (1)              10.1
Mutual Rescission and Release of Share Acquisition Agreement (1)          10.2
Share Exchange Agreement Between SpaceDev and ISS (1)                     10.3
Agreement of License and Purchase of Technology Between SpaceDev and
   AMROC (1)                                                              10.4
Firm Fixed Price Agreement Number 108252 Between SpaceDev and Regents
   of the University of California (1)                                    10.5
Employment Agreement of James W. Benson (2)                               10.6
Employment Agreement between ISS and Charles H. Lloyd (1)                 10.7
Deed of Counter-Indemnity dated August 28, 1999 (3)                       10.8
Financial Advisory Services Agreement, dated June 18, 2001 (5)            10.9
Consultant/Advisory Services Agreement, dated June 18, 2001 (5)           10.10
Employment Agreement between SpaceDev, Inc. and Stuart Schaffer, dated
   May 17, 2002                                                           10.11
First Amendment to Employment Agreement with Stuart Schaffer, dated
   June 11, 2002                                                          10.12
Employment Agreement between SpaceDev, Inc. and Emery Skarupa,
   dated May 24, 2002                                                     10.13
Confidential Separation Agreement and General Release of Claims,
   dated May 31, 2002                                                     10.14
Code of Business Conduct and Ethics                                       10.15
Employment Agreement between SpaceDev and Richard B. Slansky,
   dated February 10, 2003                                                10.16
Second Amendment to Series A Subordinated Convertible Note - Benson1,
   dated March 25, 2003                                                   10.17
Second Amendment to Series A Subordinated Convertible Note - Benson2,
   dated March 25, 2003                                                   10.18
Second Amendment to Series A Subordinated Convertible Note - Benson3,
   dated March 25, 2003                                                   10.19
Second Amendment to Series A Subordinated Convertible Note - Benson4,
   dated March 25, 2003                                                   10.20
Second Amendment to Series A Subordinated Convertible Note - Skarupa,
   dated March 25, 2003                                                   10.21
Second Amendment to Series A Subordinated Convertible Note - Schaffer,
   dated March 25, 2003                                                   10.22
Consent of Independent Auditor                                            23.1
Certificate of James W. Benson Pursuant to Section 1350 of Chapter
   63 of Title 18 U.S. Code                                               99.1
Certificate of Richard B. Slansky Pursuant to Section 1350 of
   Chapter 63 of Title 18 U.S. Code                                       99.2

(b) Reports on Form 8-K:

We have filed four reports on Form 8-K, since fiscal year ended December 31, 2001. These reports, dated June 19, 2002, July 30, 2002, November 25, 2002 and December 10, 2002, disclosed: 1) the resignation of Mr. Llyod, our Chief Operating Officer, Chief Financial Officer and one of our directors; 2) the actions taken by the shareholders at the Annual Shareholders' Meeting held July 18, 2002 along with the issuance of the interim Arbitration Award against EMC Holdings Corporation; , 3) the amendment to our Series A Convertible Note offering to increase the aggregate offering price from $400,000 to $500,000; and, 4) the correct beneficial ownership information of our Chief Executive Officer, Mr. Benson.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-28947).
(2) Incorporated by reference to Exhibit 10.1 previously filed as an Exhibit to Registrant's Form 10-QSB filed on August 10, 2000.
(3) Incorporated by reference to Exhibit 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on September 20, 2000.
(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed on April 2, 2001.
(5) Incorporated by reference to Exhibits 10.1 and 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on July 19, 2001.
(6) Incorporated by reference to Exhibits 4.11, 4.12 and 4.13 previously filed as an Exhibit to Registrant's Form 10-QSB filed on November 14, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any significant actions regarding any deficiencies. We intend to review our controls and procedure regularly with our management and Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SPACEDEV, INC.



Date: March 28, 2002                     By: /s/ James W. Benson
                                             -----------------------------------
                                             James W. Benson, Chief Executive
                                             Officer



Date: March 28, 2002                     By: /s/ Richard B. Slansky
                                             -----------------------------------
                                             Richard B. Slansky, Chief Financial
                                             Officer

                                 SPACEDEV, INC.
                             a Colorado corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

I, James W. Benson, certify that:

1. I have reviewed this annual report on Form 10-KSB of SpaceDev, Inc., a Colorado corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003

                                             By: /s/ James W. Benson
                                                 -------------------------------
                                                 James W. Benson
                                                 Chief Executive Officer

                                 SPACEDEV, INC.
                             a Colorado corporation
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

I, Richard B. Slansky, certify that:

1. I have reviewed this annual report on Form 10-KSB of SpaceDev, Inc., a Colorado corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003

                                                By: /s/ Richard B. Slansky
                                                    ----------------------------
                                                    Richard B. Slansky
                                                    Chief Financial Officer

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

     Consolidated Statements of Operations                                   F-5

     Consolidated Statements of Stockholders' Deficit                 F-6 to F-8

     Consolidated Statements of Cash Flows                           F-9 to F-10

     Notes to Consolidated Financial Statements                     F-11 to F-30

Report of Independent Auditors


Board of Directors and Stockholders
SPACEDEV, INC.

We have audited the accompanying consolidated balance sheets of SPACEDEV, INC. AND SUBSIDIARIES (see Note 1(c) to the consolidated financial statements) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARIES as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company incurred net losses of $376,160 and $1,855,871 for the years ended December 31, 2002 and 2001, respectively, and had working capital deficits of $197,381 and $1,002,390 as of December 31, 2002 and 2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Nation Smith Hermes Diamond

Nations Smith Hermes Diamond
Accountants & Consultants, APC

San Diego, California
February 13, 2003


                                                                                            SPACEDEV, INC.
                                                                                          AND SUBSIDIARIES

                                                                               CONSOLIDATED BALANCE SHEETS
==========================================================================================================

 DECEMBER 31,                                                                    2002             2001
----------------------------------------------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS
     Cash (Note 10(a))                                                      $    27,648       $   211,637
     Accounts receivable (Note 10(b))                                            82,325           290,615
     Inventory                                                                    1,729                 -
     Receivable for assets held for sale (Note 2)                             3,150,124                 -
     Costs in excess of billings and estimated earnings (Note 1(f))             281,175                 -
     Other current assets                                                             -             6,974
----------------------------------------------------------------------------------------------------------

 Total current assets                                                         3,543,001           509,226

 FIXED ASSETS - NET (NOTES 1(g) AND 2)                                          141,488         2,180,569

 CAPITALIZED SOFTWARE  COSTS (NOTE 1(e))                                        103,508           207,016

 OTHER ASSETS (NOTE 3)                                                           23,960           116,840
----------------------------------------------------------------------------------------------------------

                                                                            $ 3,811,957       $ 3,013,651
==========================================================================================================
                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                                         SPACEDEV, INC.
                                                                                                       AND SUBSIDIARIES

                                                                                            CONSOLIDATED BALANCE SHEETS
=======================================================================================================================

 DECEMBER 31,                                                                                   2002              2001
-----------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
    Current portion of notes payable (Note 4(a))                                         $ 2,431,134       $    61,761
    Current portion of capitalized lease obligations (Note 9(a))                              32,783            31,130
    Notes payable - related party (Note 4(b))                                                174,665            80,000
    Convertible debt notes payable (Note 5)                                                  127,075                 -
    Accounts payable and accrued expenses                                                    598,480           397,914
    Accrued payroll, vacation and related taxes                                              174,188           158,252
    Customer deposits and deferred revenue (Note 1(f))                                        69,402           227,721
    Billing in excess of costs incurred and estimated earnings
      Note 1(f))                                                                                   -           302,553
    Provision for anticipated loss (Note 10(c))                                               11,044           102,285
    Other accrued liabilities (Note 9(b))                                                    121,611           150,000
-----------------------------------------------------------------------------------------------------------------------

 Total current liabilities                                                                 3,740,382         1,511,616

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 4(a))                                           89,052         2,374,096

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES (NOTE 9(a))                            8,431            26,942

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES (NOTE 4(b))                          563,831           585,232

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTE 2)                                             1,172,720                 -

 DEFERRED REVENUE (NOTE 1(f))                                                                  5,000             5,000

-----------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                                         5,579,416         4,502,886

 COMMITMENTS AND CONTINGENCIES (NOTES 9)

 STOCKHOLDERS' DEFICIT
    Convertible preferred stock, $.0001 par value, 10,000,000 shares
      authorized, no shares issued or outstanding (Note 8(a))                                      -                 -
    Common stock, $.0001 par value; 25,000,000 shares authorized, and
      14,477,640 and 14,817,580 shares issued and outstanding,
      respectively (Note 8(b))                                                                 1,447             1,481
    Additional paid-in capital                                                             8,302,803         8,204,831
    Additional paid-in capital - stock options (Note 8(d))                                   750,000           750,000
    Deferred compensation (Note 8(d))                                                       (250,000)         (250,000)
    Accumulated deficit                                                                  (10,571,709)      (10,195,547)
-----------------------------------------------------------------------------------------------------------------------

 Total stockholders' deficit                                                              (1,767,459)       (1,489,235)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         $ 3,811,957       $ 3,013,651
=======================================================================================================================
                                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                                        SPACEDEV, INC.
                                                                                                      AND SUBSIDIARIES

                                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

======================================================================================================================

 YEARS ENDED DECEMBER 31,                                                                   2002                 2001
----------------------------------------------------------------------------------------------------------------------
 NET SALES                                                                          $  3,370,118         $  4,099,094

 Cost of sales                                                                         3,322,029            2,808,028
 Anticipated loss on uncompleted contract (Note 10(c))                                   (32,299)            (397,238)
----------------------------------------------------------------------------------------------------------------------

 TOTAL COST OF SALES                                                                   3,289,730            2,410,790

 GROSS MARGIN                                                                             80,388            1,688,304

 OPERATING EXPENSES
    General and administrative (including stock-based
        compensation of $2,938 and $180,873 in 2002
        & 2001 respectively) (Note 1(k) and 8(b))                                        521,468            1,144,592
        EMC - stock based compensation (Note 8(b))                                      (455,000)             455,000
    Impairment of goodwill (Note 3(a))                                                         -              922,932
    Goodwill and amortization                                                                  -              519,000
    Research and development (Note 1(h))                                                       -              198,400
----------------------------------------------------------------------------------------------------------------------

 TOTAL OPERATING EXPENSES                                                                 66,468            3,239,924

----------------------------------------------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                                                                     13,920           (1,551,620)

----------------------------------------------------------------------------------------------------------------------

 OTHER EXPENSE
 Interest expense                                                                       (263,480)          (302,651)
 Non-cash interest expense debt discount (Note 5)                                       (125,000)                   -
----------------------------------------------------------------------------------------------------------------------

 TOTAL OTHER EXPENSE                                                                    (388,480)            (302,651)

----------------------------------------------------------------------------------------------------------------------

 LOSS BEFORE INCOME TAXES                                                               (374,560)          (1,854,271)
 Income tax provision (Notes 1(j) and 6)                                                   1,600                1,600
----------------------------------------------------------------------------------------------------------------------

 NET LOSS                                                                           $   (376,160)        $ (1,855,871)
======================================================================================================================

 NET LOSS PER SHARE:
     Net loss                                                                       $      (0.03)        $      (0.13)
----------------------------------------------------------------------------------------------------------------------

     Weighted-Average Shares Outstanding                                              14,744,423           14,440,354
======================================================================================================================
                               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                                                    SPACEDEV, INC.
                                                                                                                  AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

==================================================================================================================================
                                                                               Convertible
                                                                              Preferred Stock                  Common Stock
                                                                         -------------------------      --------------------------
                                                                            Shares         Amount            Shares        Amount
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2001                                                       -      $       -        14,005,229       $ 1,400
Common stock issued for cash (Note 8(b))                                         -              -           156,752            16
Common stock issued for services (Note 8 (b))                                    -              -           605,599            60
Common stock issued to former employee (Note 8 (b))                              -              -            50,000             5
Common stock exchanged by related party for services (Note 8(b))                 -              -                 -
Options issued for services (Note 8(d))                                          -              -                 -             -
Warrants issued for acquisition of intangible assets (Note 3(b))                 -              -                 -             -

   Net loss                                                                      -              -                 -             -
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                                                     -              -        14,817,580         1,481
Common stock issued for cash (Note 8(b))                                         -              -           153,060            15
Reversal of common stock issued for services (Note 8 (b))                        -              -          (493,000)          (49)
Warrants issued for convertible debt program (Note 5 and 8(c))                   -              -                 -             -

    Net loss                                                                     -              -                 -             -
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                                                     -      $       -        14,477,640       $ 1,447
==================================================================================================================================
                                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                                                   SPACEDEV, INC.
                                                                                                                 AND SUBSIDIARIES

                                                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
=================================================================================================================================

                                                                                                   Additional
                                                                                 Additional           Paid-In
                                                                                    Paid-in         Capital -           Deferred
                                                                                    Capital     Stock Options       Compensation
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2001                                                      $ 7,360,155         $ 750,000         $ (250,000)
Common stock issued for cash (Note 8(b))                                            119,984                 -                  -
Common stock issued for services (Note 8 (b))                                       545,047                 -                  -
Common stock issued to former employee (Note 8 (b))                                  45,165                 -                  -
Common stock exchanged by related party for services (Note 8(b))                     45,500                 -                  -
Options issued for services (Note 8(d))                                              67,055                 -                  -
Warrants issued for acquisition of intangible assets (Note 3(b))                     21,925                 -                  -

   Net loss                                                                               -                 -                  -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                                                      8,204,831           750,000           (250,000)
Common stock issued for cash (Note 8(b))                                             74,985                 -                  -
Reversal of common stock issued for services (Note 8 (b))                          (452,013)                -                  -
Warrants issued for convertible debt program (Note 5 and 8(c))                      475,000                 -                  -

    Net loss                                                                              -                 -                  -
                                                                                                                               -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                                                    $ 8,302,803         $ 750,000         $ (250,000)
=================================================================================================================================
                                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                                  SPACEDEV, INC.
                                                                                                AND SUBSIDIARIES

                                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
================================================================================================================

                                                                                   Accumulated
                                                                                       Deficit            Total
----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2001                                                       $  (8,339,678)    $   (478,123)
Common stock issued for cash (Note 8(b))                                                     -          120,000
Common stock issued for services (Note 8 (b))                                                -          545,107
Common stock issued to former employee (Note 8 (b))                                          -           45,170
Common stock exchanged by related party for services (Note 8(b))                             -           45,500
Options issued for services (Note 8(d))                                                      -           67,055
Warrants issued for acquisition of intangible assets (Note 3(b))                             -           21,925

    Net loss                                                                        (1,855,871)      (1,855,871)
----------------------------------------------------------------------------------------------------------------
                                                                                                              -
BALANCE AT DECEMBER 31, 2001                                                       (10,195,549)      (1,489,237)
Common stock issued for cash (Note 8(b))                                                     -           75,000
Reversal of Common stock issued for services (Note 8 (b))                                    -         (452,062)
Warrants issued for convertible debt program (Note 5 and 8(c))                               -          475,000
                                                                                                              -
    Net loss                                                                          (376,160)        (376,160)
----------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                                                     $ (10,571,709)    $ (1,767,459)
================================================================================================================
                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                                  SPACEDEV, INC.
                                                                                                AND SUBSIDIARIES

                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================================================

 YEARS ENDED DECEMBER 31,                                                               2002               2001
----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                     $ (376,160)      $ (1,855,871)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                                 357,692            710,245
       Contributed assets                                                            (16,251)                 -
       Loss on disposal of assets                                                      7,410                  -
       Non-cash interest expense - convertible debt program                          125,000                  -
       Impairment of goodwill                                                              -            922,932
       Common stock issued for compensation and services                            (452,062)           702,832
       Change in operating assets and liabilities:

         Accounts receivable                                                         208,290             25,733
         Prepaid and other current assets                                             10,168                  -
         Inventory                                                                    (1,729)                 -
         Costs in excess of billings and estimated earnings                         (281,175)                 -
         Other assets                                                                      -             (2,032)
         Accounts payable and accrued expenses                                       202,641             38,349
         Accrued payroll, vacation and related taxes                                  15,936             (1,922)
         Customer deposits and deferred revenue                                     (158,319)            74,851
         Billings in excess of costs incurred and estimated
           earnings                                                                 (302,553)           (30,892)
         Provision for anticipated loss                                              (91,241)          (758,422)
         Accrued interest - related party                                             45,265             53,266
         Other accrued liabilities                                                       115            189,402
----------------------------------------------------------------------------------------------------------------

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (706,973)            68,471

----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Advance on sale of assets held for sale                                          50,000                  -
     Purchases of fixed assets                                                        (1,900)           (42,624)
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   48,100            (42,624)

----------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from convertible debt program                                          475,000                  -
     Principle payments on notes payable                                             (65,785)           (14,840)
     Principal payments on capitalized lease obligations                             (37,330)           (98,993)
     Payments on notes payable - related party                                       (66,667)           (80,000)
     Proceeds on notes payable - related party                                        94,666                  -
     Proceeds from issuance of common stock                                           75,000            120,000
----------------------------------------------------------------------------------------------------------------

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 474,884            (73,833)

----------------------------------------------------------------------------------------------------------------

 Net decrease in cash and cash equivalents                                          (183,989)           (47,986)

----------------------------------------------------------------------------------------------------------------

 CASH AT BEGINNING OF YEAR                                                           211,637            259,623
----------------------------------------------------------------------------------------------------------------

 CASH AT END OF YEAR                                                                $ 27,648          $ 211,637
================================================================================================================
                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

 YEARS ENDED DECEMBER 31,                                   2002         2001
-------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                           $ 310,821   $ 249,385
       Income Taxes                                       $   1,600   $   1,600


NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2002 and 2001 the Company acquired fixed assets under capital lease agreements of $20,472 and $17,310, respectively.

During 2002 and 2001 the Company issued 7,000 and 655,599 shares of restricted common for consulting services with a fair value of approximately $2,900 and and $590,000, respectively. The Company also recovered 500,000 shares issued during 2001 and recorded a credit of $455,000. The fair value of the shares was calculated using the average closing price surrounding the issuance date. See
Note 8(b)).

During 2002 the Company issued warrants to purchase 1,229,705 shares of common stock under the Company's convertible debt program. A debt discount of $475,000 was recorded related to this convertible debt (See Note 5). These warrants were valued in accordance with SFAS 123 for fair value of approximately $475,000.

In August 2001 the Company issued warrants to purchase 25,000 shares of restricted common stock to acquire certain technology. These warrants were valued in accordance with SFAS 123 for fair value of approximately $22,000.

During 2001, the Company issued options to purchase 80,000 shares of common stock for services. These options were valued in accordance with SFAS 123 for fair value of approximately $67,000.






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

(a) NATURE OF OPERATIONS

SPACEDEV, INC. (the "Company") is engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. The Company is currently focused on the commercial development of low-cost satellites and their subsystems, as well as providing engineering technical services to aerospace companies. The Company was incorporated under the laws of Colorado on December 23, 1996 as Pegasus Development Group, Inc. (PDGI).

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

For accounting purposes, the transaction was accounted for as a reverse merger with the Company as the acquirer. Since SpaceDev had minimal assets prior to the merger, the transaction was accounted for as the sale of the Company's common stock for net assets of $1,232.

(b)  LIQUIDITY/GOING CONCERN

The accompanying consolidated financial statements as of December 31, 2002 have been prepared assuming the Company will continue as a going concern. However, the Company had working capital deficits of $197,381 and $1,002,390 as of December 31, 2002 and 2001, respectively, and incurred net loss of $376,160 and $1,855,871 for the years ended December 31, 2002 and 2001, respectively. Although there was a significant reduction in the working capital deficit, items remain that raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 2002, management completed a sale leaseback transaction (Note 12) and intends to obtain new commercial and government contracts and to seek additional financing through a combination of public and private debt or equity placements, commercial project financing and government programs to fund future operations and commitments. There is no assurance that new contracts or additional debt or equity financing needed to fund operations will be available or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(c) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries: Integrated Space Systems, Inc. (ISS) (a California Corporation); SpaceDev Australia; and, SpaceDev Oklahoma.

(d) USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(e) SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are capitalized as development costs prior to the design of a detailed program or working model. Costs incurred subsequent to the product release and development costs performed under contract are charged to operations. During 2000 the Company capitalized approximately $207,000 of costs related to the development of satellite communications software. Beginning in the second quarter 2002, capitalized software costs are being amortized over their estimated useful life of eighteen months using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144.

(f) REVENUE RECOGNITION

The Company's revenues are derived primarily from fixed price contracts and are recognized using the percentage-of-completion method. Estimated contract profits are taken into earnings in proportion to recorded sales. Sales under certain long-term fixed price contracts, which provide for the delivery of minimal quantities or require significant amounts of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Losses on contracts are recognized when estimated costs are reasonably determined (see Note 10(c)). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed.

Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. Costs in excess represent the excess of actual costs incurred to the amount that is billed to date.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(f) REVENUE RECOGNITION CONT.

Deferred revenue represents amounts collected from customers for products or services to be provided at a future date.

(g) DEPRECIATION AND AMORTIZATION

Fixed assets are depreciated over their estimated useful lives of three-to-five years using the straight-line method of accounting in accordance with Statement of Financial Accounting Standards No. 144. Goodwill and other intangible assets were created upon the acquisition of the Company's subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three to five years. Goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 142. Effective November 2001, there will be no more amortization of goodwill (see Note 3).

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. In conjunction with the sale of its facility in December 2002, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten years (see Note 2). The base rent shall increase by 3.5% per year (see note 2 and 9).

(h) RESEARCH AND DEVELOPMENT

The Company was actively engaged in new product development for the Office of Space Launch in 2001. Research and development expenditures relating to possible future products were expensed as incurred. There were no Research and Development costs during 2002.

(i) ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $900 and $67,000 in 2002 and 2001, respectively.

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

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(k) STOCK-BASED COMPENSATION

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

(l) COMMON STOCK, STOCK OPTIONS AND WARRANTS TO NON-EMPLOYEES

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

(m) NET LOSS PER COMMON SHARE

Net loss per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of SFAS No. 128, "Earnings per Share." Diluted net loss per share has not been presented, as the computation would result in anti-dilution.

(n) FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, accounts receivable, capital leases and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

(o) SEGMENT REPORTING

The Company merged its Space Missions Division (SMD) business segment and ISS business segment in 2002. The Company has two inactive subsidiaries, SpaceDev Australia and SpaceDev Oklahoma. The Company follows the requirement of SFSA No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131").

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(p) NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations for the year ended December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is evaluating the adoption of this statement.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


2. FIXED ASSETS

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building.

In conjunction with the sale, the Company entered into a lease agreement with the buyer to lease-back its facilities (see Note 9). The gain on the sale of the facility was deferred and will be amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 will be amortized over ten (10) years beginning February 2003 and ending in February 2013. This amortization will be included in the Company's occupancy and facility expense.

     Fixed assets consisted of the following:
     DECEMBER 31,                                      2001             2001
     --------------------------------------------------------------------------
     Capital leases                               $   145,345          224,721
     Computer equipment                                24,429          251,158
     Building and improvements                          9,488        2,191,136
     Furniture and fixtures                             5,271           18,445
     --------------------------------------------------------------------------
                                                      284,533        2,685,460

     Less accumulated depreciation
        and amortization                             (143,065)        (504,891)
     ---------------------------------------------------------------------------
                                                  $   141,488      $ 2,180,569
     ===========================================================================

Depreciation and amortization expense for fixed assets was approximately $164,000 and $156,000 for the 2002 and 2001, respectively.

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

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(a) ISS CONT.

Goodwill from the ISS acquisition consisted of the following:

     DECEMBER 31,                                              2001
     ------------------------------------------------------------------
     Goodwill                                              $ 3,461,000
     Less accumulated amortization                          (2,538,068)
     Less impairment loss                                     (922,932)
     ------------------------------------------------------------------
                                                           $         -
     ==================================================================

Amortization expense was approximately $519,000 for 2001.

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

The Company valued the warrants using the fair value method as prescribed by SFAS 123. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility of the stock, the expected dividend yield on the stock and the expected life of the warrants to determine the fair value of the warrants. The risk-free rate of interest used to value the initial issuance was 5.4 percent, a zero percent dividend yield was assumed and the expected life of the warrants was five years from the date of issuance. This calculation resulted in a fair value of $24,500 and was used as the value of the intangible assets acquired. On August 14, 2001, the Company issued warrants to purchase 25,000 shares of restricted common stock with fair value of $21,925 using the same valuation method. This amount was capitalized as an additional acquisition of intangible assets and will be amortized over the remaining four years of the estimated useful life of the assets. All warrants are immediately exercisable after issuance and expire on the fifth anniversary of their issuance.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(b) AMROC CONT.

Included in other assets are intangibles, which consisted of the following:

     DECEMBER 31,                                    2002               2001
     ---------------------------------------------------------------------------
     Other intangibles                           $   116,292      $   116,292
     Less accumulated amortization                  (105,736)         (65,415)
     ---------------------------------------------------------------------------
                                                 $    10,556      $    50,877
     ===========================================================================

Amortization expense was approximately $40,000 and $32,000 for 2002 and 2001, respectively.

4. NOTES PAYABLE

(a) BUILDING AND SETTLEMENT NOTES

On February 23, 2000, the Company borrowed $1,330,000 from a lender to refinance its facility in Poway, California. The note called for 300 monthly payments of approximately $9,000, which included principal and interest at prime plus 1.5%. On December 31, 2002 the interest rate on the note was 5.75% with an outstanding balance of $1,281,227. The note was set to mature in February 2025. In December 2002 the Company entered into an agreement to sell its interest its facility and the aforementioned debt was paid in full at the close of escrow in January 2003.

In December 1998, the Chief Executive Officer (the "CEO") of the Company entered into a $500,000 loan agreement with another lender to finance additional costs of its facility. This liability was assigned to the Company and called for 59 monthly interest payments at 12.00% and a balloon payment of $505,000, including interest, in December 2003. At December 31, 2002 and 2001, the outstanding balance on this loan was $495,012 and $499,671, respectively. In December 2002 the Company entered into an agreement to sell its interest in its facility and the aforementioned debt was paid in full at the close of escrow in January 2003.

In 1999 the Company entered into a second loan agreement. The $460,000 loan called for 59 monthly interest payments at 10.5% and a balloon payment of $464,000, including interest, in March 2004. At December 31, 2002 and 2001, the outstanding balance on this loan was $456,020 and $458,609, respectively. In December 2002 the Company entered into an agreement to sell its interest in its facility and the aforementioned debt was paid in full at the close of escrow in January 2003.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(a) BUILDING AND SETTLEMENT NOTES CONT.

In June 2001, the Company accrued a $150,000 contingent liability from Technical & General Guarantee Company Ltd. ("T&G") related to its guarantee on a performance bond on behalf of Space Innovations Limited ("SIL"), which was then a subsidiary of the Company. In 1999, the Company was required to guarantee a performance bond on behalf of SIL in connection with a contract to build a satellite bus for an Australian domestic spacecraft project. SIL was unable to perform on the contract and subsequently declared bankruptcy. On May 6, 2002 a settlement agreement was reached with T&G, which called for twelve monthly payments in the amount of $1,200 to begin March 1, 2002. After the twelve months, the note called for a balloon payment on the anniversary of the effective date in the amount of $139,000. The note also called for a third deed of trust to be placed on the Company's building and land. At December 31, 2002 the outstanding balance on this loan was $141,400. In December 2002 the Company entered into an agreement to sell its interest in its facility and the aforementioned debt was paid in full at the close of escrow in January 2003.

In 2001, the Company entered into three loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranged from 0% to 8%. At December 31, 2002 and 2001, the outstanding balances on these notes were $146,527 and $170,089, respectively.

Future minimum principal payments on notes payable, building and settlement notes are as follows:

     ===============================================================
     YEAR ENDED DECEMBER 31,
     ---------------------------------------------------------------
             2003                                     $ 2,431,134
             2004                                          41,452
             2005                                          36,670
             2006                                          10,930
     ---------------------------------------------------------------
                                                      $ 2,520,186
     ===============================================================

(b) RELATED PARTIES

The Company has notes payable to its CEO. At December 31, 2002 and 2001, the balances were $738,496 and $665,232, respectively, with accrued interest of 10%. The notes were converted to a demand note and amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(b) RELATED PARTIES CONT.

Future minimum principal payments on notes payable, related parties are as follows:

     YEAR ENDED DECEMBER 31,
     --------------------------------------------------------------------
                2003                                         $ 174,665
                2004                                            80,000
                2005                                            80,000
                2006                                            80,000
                2007                                            80,000
                Thereafter                                     243,831
     --------------------------------------------------------------------
                                                              $738,496
     ====================================================================

Interest expense accrued on these notes was $45,265 and $53,266 for 2002 and 2001, respectively.

5. CONVERTIBLE DEBENTURES

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible debentures to various director and officers of the Company. The total funding was completed on November 14, 2002. The convertible debentures entitle the holder to convert the principal and unpaid accrued interest into the Company's common stock when the note matures. The original maturity on the notes was six (6) months from issue date and was subsequently extended to twelve (12) months from issue date on March 19, 2003. The convertible debentures are exercisable into a number of the Company's common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the note was issued, or the initial conversion price.

Concurrent with the issuance of the convertible debentures, the Company issued to the subscribers, warrants to purchase up to 1,229,705 shares of our common stock. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price which equals to the 20-day average asking price less 10% which was established when the note was issued, or the initial conversion price. Upon issuance the warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount. See Note 8(c) for discussion of the terms of the warrants.

All debt discounts are to be amortized as additional interest expense over the term of the convertible debentures. As of December 31, 2002, $475,000 has been reflected as debt discount of which $125,000 was amortized to non-cash interest expense during 2002.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


CONVERTIBLE DEBENTURES CONT.

Convertible debenture dated December 31, 2002                        $  475,000

         Accrued interest                                                 2,075
         Less debt discount
         Total                                           475,000
                    Amount amortized to expense         (125,000)      (350,000)
                                                      -----------    -----------

Convertible debenture at December 31, 2002                           $  127,075
                                                                     ===========

6. INCOME TAXES

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $1,372,000 and $2,036,000 as of December 31, 2002 and 2001, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $664,000 in 2001 from $2,036,000 at December 31, 2001 to $1,372,000 at December
31, 2002.

At December 31, 2002, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $3,358,000 and $1,525,000, respectively. The federal and state tax loss carryforwards will expire through 2021, unless previously utilized. The state of California has suspended the utilization of net operating loss for 2002 and 2003.

A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:

     YEARS ENDED DECEMBER 31,                              2002          2001
     ---------------------------------------------------------------------------
     Statutory U.S. federal rate                            34%           34%
     State income taxes - net of federal benefit             5%            5%
     Net operating loss for which no tax
        Benefit is currently available                     (39%)         (39%)
     ---------------------------------------------------------------------------
                                                             -             -
     ===========================================================================

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


INCOME TAXES, CONT.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

     DECEMBER 31,                                        2002           2001
     ---------------------------------------------------------------------------
     Deferred tax assets:
        Loss carryforwards                           $ 1,262,000    $ 1,866,000
        Temporary differences                            100,000        120,000
        Research and development credits                  10,000         50,000
     ---------------------------------------------------------------------------
     Gross deferred tax assets                         1,372,000      2,036,000

     Valuation allowance                              (1,372,000)    (2,036,000)
     ---------------------------------------------------------------------------
                                                     $         -    $         -
     ===========================================================================

7. EMPLOYEE BENEFIT PLAN

(a) PROFIT SHARING 401(k) PLAN

During 1997, the Company adopted a 401(k) retirement savings plan for its U.S. employees which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation. The Company may elect to make a matching contribution. The total Company contribution and participant salary reduction may not exceed 25% of the compensation of eligible participants. During 2002 and 2001, the Company did not contribute to the Plan.

(b) INCENTIVE STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

At its 2000 Annual Stockholder Meeting, the Company adopted an Incentive Employee Stock Option Plan under which the Board of Directors may grant employees, directors and affiliates of the Company opportunities to purchase Incentive Stock Options, Supplemental Stock Options and to receive stock bonuses or rights to purchase restricted stock of the Company. Incentive Stock Options will only be available to employees, including officers, and affiliates of the Company; they will not be available to non-employee directors. The exercise price of the Incentive Stock Options shall not be less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The exercise price for the Stock Purchase Plan will not be less than 85% of the fair market value of the stock on the date the stock is purchased. The Company will be required to reserve an amount of common shares equal to the number of shares, which may be purchased as a result of stock awards. See Note 8(d).

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


8. STOCKHOLDERS' EQUITY

(a) CONVERTIBLE PREFERRED STOCK

On November 4, 1997, 82,450 shares of $.001 par value convertible preferred stock were issued to SD Holdings, LLC in exchange for 8,245,000 common shares of the Company that were issued on October 22, 1997 (see Notes 1(a) and 8(b)). Each share of convertible preferred stock was convertible, at the option of the holder, into 100 shares of common stock. The conversion ratio was subject to certain anti-dilution adjustments, and the holder of each share of preferred stock was entitled to one vote for each share of common stock into which it would convert. These shares were converted into 8,245,000 shares of the Company's common stock on May 11, 1999.

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

The Company entered into agreements with current employees, public relations firms and consultants to perform services and reach certain milestones for the Company. In connection with these agreements, the Company issued 7,000 and 655,599 shares of its common stock during 2002 and 2001, respectively, of which 500,000 went to EMC and subsequently was recovered after a final judgment in favor of the Company was granted on October 22, 2002. The Company recorded a credit of $455,000 during 2002 to offset the expense that was recorded during 2001. The Company also recorded an expense of approximately $2,900 and $590,000 for 2002 and 2001, respectively, for the issuance of common stock. The fair value of the shares issued was calculated using the average closing price surrounding the issuance dates.

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

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(b) COMMON STOCK, CONT.

A three-day arbitration hearing was held in May and June 2002 with respect to claims arising out of consulting and advisory service agreements between the Company and EMC. On July 17, 2002, an interim award was issued in favor of the Company against EMC, ordering the return of the initial installment of 500,000 shares and denying EMC's claim for $118,000. On October 22, 2002, a status conference was held and a tentative final award was issued again in the favor of the Company. Included in this tentative final ruling was an award of approximately $83,000 in attorney and arbitration fees to the Company. The tentative final ruling became effective on October 29, 2002, and was submitted to the Superior Court of California, Orange County, for entry of judgment.

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

On November 5, 2000, the Company issued a private placement memorandum ("PPM") offering a maximum of 1,000,000 shares of the Company's $0.0001 par value common stock and one re-pricing warrant to purchase one additional share of common stock. The offering price for the common stock is a five-day average of the bid and ask prices on the date of issuance with a minimum of $1.00 per share. The re-pricing warrants allow the holder to acquire additional shares at $0.50 above the offering price of the shares.

On March 2, 2001, the PPM offering price was amended to the average of the high bid prices on the date of issuance and four preceding days, with no minimum per share price and the warrants allow the holder to acquire additional shares at the same price as the shares acquired.

The Company sold 153,060 and 156,752 shares of its common stock under the PPM during 2002 and 2001, respectively. The Company also issued matching warrants to the investors under the PPM agreement. The Company received $75,000 and $120,000 for the shares of common stock sold under the PPM during 2002 and 2001, respectively.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(c) WARRANTS

On August 14, 2001, the Company issued warrants to purchase 25,000 shares of common stock at 50% of their fair market value on the date of issuance, in return for the exclusive royalty-free right to use, sell and apply patents and other technology developed by an individual (see Note 3(b)). The individual will receive warrants to purchase a minimum of 25,000 additional shares and a maximum of 3,000,000 shares of common stock at 50% of their fair market value on the date of issuance. The number of shares varies with revenue generated by the technology on specific dates.

Concurrent with the issuance of the convertible debentures from October 2002 through November of 2002, the Company issued to subscribers warrants to purchase up to 1,229,705 shares of the Company's common stock. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price, which is equal to the 20-day average asking price less 10% established when the notes were issued. Upon issuance the warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount.

 (D)  STOCK OPTIONS
On November 21, 1997, the Company entered into a five (5) year employment agreement with its CEO. As part of the employment agreement, the Company granted options to the CEO to purchase up to 2,500,000 shares of the Company's $.0001 par value restricted common stock.

The options are subject to the following vesting conditions, which were amended on January 21, 2000, at the exercise prices set forth:

                                                                            Exercise
     Number                                                                 price per
   of shares                        Vesting Conditions                        share
--------------------------------------------------------------------------------------
    500,000       Currently vested                                             $1.00
    500,000       Obtaining $6,500,000 additional equity capital               $1.50
                  Financing and executing a definitive space launch
    500,000       agreement                                                    $2.00
    500,000       Launching of first lunar or deep-space mission               $2.50
                  Successful  completion of first lunar or deep-space
    500,000       mission                                                      $3.00
                  Upon the Company's market capitalization reading $250
    250,000       million                                                      $5.00
                  Upon the Company's market capitalization reading $500
    500,000       million                                                     $10.00
                  Upon the Company's market capitalization reading $1
    750,000       billion                                                     $20.00
--------------------------------------------------------------------------------------

All options expire five (5) years from date of amendment.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(d) STOCK OPTIONS CONT.

In accordance with APB 25, the Company recognized $500,000 of compensation expense and $250,000 of deferred compensation in 1997. The options granted to the CEO are subject to vesting conditions and have exercise prices between $1.00 and $3.00 per share.

On August 27, 2001, as part of an annual review process, an additional 10,000 options were granted to the CEO at the exercise price of $0.9469 per share with a set vesting schedule of 3,333 per year after issuance with the third year having 3,334 options vest. These options expire five years from grant date.

The following summarizes stock option activity related to all of the option plan and employee compensation agreements:

                                                                      Weighted
                                                   Options             Average
                                               Outstanding     Exercise Prices
      -------------------------------------------------------------------------
      Balance at January 1, 2001                 3,761,553               $1.81
           Granted                                 648,609                0.83
           Exercised                                    -                    -
           Expired                                 (50,000)               1.28
      -------------------------------------------------------------------------

      Balance at December 31, 2001               4,360,162               $1.67
           Granted                               1,386,110                0.50
           Exercised                                    -                    -
           Expired                                (297,500)               0.88
      -------------------------------------------------------------------------

      Balance at December 31, 2002               5,448,772               $0.91
      ==========================================================================

The weighted average fair value of options granted to employees under the plan during 2002 and 2001 was $0.50 and $0.83, respectively. At December 31, 2002 and 2001, there were 2,064,716 and 1,834,475 options exercisable at a weighted average exercise price of $2.25 and $0.42 per share, respectively. The weighted average remaining life of outstanding options under the plan at December 31, 2002 was 5.75 years.

                                         Weighted-Average
        Range of         Number of           Remaining          Number of     Weighted-Average
        Exercise          Shares         Contractual Life         Shares        Exercisable
         Price          Outstanding    of Shares Outstanding   Exercisable         Price
    ------------------------------------------------------------------------------------------
     $0.42-0.99           1,728,919         4.80 years               401,530            $0.56
      1.00-1.99           2,217,631         6.75 years             1,660,964             1.26
      2.00-2.99           1,002,222         7.04 years                 2,222             2.25
      3.00-3.50             500,000         2.05 years                     -             3.00
    ------------------------------------------------------------------------------------------
                          5,448,772         5.75 years             2,064,716            $1.38
    ==========================================================================================

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(d) STOCK OPTIONS, CONT'D

As of December 31, 2002, the Company had warrants outstanding that allow the holders to purchase up to 1,692,753 shares of common stock at prices between $0.37 and $1.44 per share. The warrants may be exercised any time within five
(5) years of issuance.

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2002 and 2001 using the minimum value method as prescribed by SFAS 123. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%; expected volatility of 117% and the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during 2002 and 2001 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

      YEARS ENDED DECEMBER 31,                          2002              2001
      --------------------------------------------------------------------------
      Net loss:
        As reported                                $(376,160)      $(1,885,871)
        Pro forma                                  $(604,395)      $(2,002,481)
      --------------------------------------------------------------------------
      Loss per Share:
        As reported                                    $(.03)            $(.13)
        Pro forma                                      $(.04)            $(.14)
      ==========================================================================

On February 9, 2001, the Company purchased all rights to the name "ExploreSpace" and the Website www.explorespace.com in an isolated transaction under Section 4(2) of the Securities Act. The Company purchased all of the outstanding common stock of ExploreSpace.com, Inc. in exchange for options to purchase a total of 80,000 common shares of the Company for $1.00 per share.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9. COMMITMENTS AND CONTINGENCIES

(a) CAPITAL LEASES

The Company leases certain equipment under non-cancelable capital leases, which are included in fixed assets as follows:

       DECEMBER 31,                                      2002              2001
       -------------------------------------------------------------------------
       Computer equipment                         $   145,365       $   224,721
       Less accumulated depreciation                  (76,161)          (94,890)
       -------------------------------------------------------------------------
                                                  $    69,204       $   129,831
       =========================================================================

Future minimum lease payments are as follows:

       YEAR ENDING DECEMBER 31,
       -------------------------------------------------------------------------
                 2003                                           $   35,563
                 2004                                                8,882
       -------------------------------------------------------------------------
       Total minimum lease payments                                 44,445
       Amount representing interest                                 (3,231)
       -------------------------------------------------------------------------
       Present value of minimum lease payments                  $   41,214
       =========================================================================

       Total obligation                                         $   41,214
       Less current portion                                        (32,783)
       -------------------------------------------------------------------------
       Long-term portion                                        $    8,431
       =========================================================================

(b) OTHER ACCRUED LIABILITIES

In November 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. The fees that were incurred for the sale of the building were $121,311 and recorded as other accrued liabilities. The fees include broker fees escrow and title fees and property taxes.

(c) BUILDING LEASE

In conjunction with the sale of its facility in December 2002, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten years (see Note 2). The base rent is $25,678 and will increase by 3.5% per year. Mr. Benson provided a guarantee for the leaseback.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


10. CONCENTRATIONS AND CONTINGENCIES

(a) CREDIT RISK

The Company maintains cash balances at various financial institutions primarily located in San Diego. The accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts.

(b) CUSTOMER

During 2002 and 2001, the Company had a major customer that accounted for sales of approximately $1,727,000 and $3,163,000 or 51% and 77% of consolidated revenue, respectively. At December 31, 2002 and 2001, the amount receivable from this customer was approximately $0 and $228,000, respectively.

(c) CONTRACT

In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory (SSL) at University of California, Berkeley (UCB) worth as of December 31, 2002 approximately $7.2 million, including two change orders worth approximately $412,000 June 12, 2002 and October 7, 2002. This contract represented 51% of the Company's revenue in 2002. The contract will conclude on January 31, 2004. The payments on the contract are made on a monthly basis according to a preset payment schedule and resulted in costs in excess of billings and estimated earnings of approximately $268,800. At December 31, 2002 the total costs estimated to complete the contract was approximately $7,640,000.

11. OPERATING SEGMENTS

The Company's operating structure included one operating segment for 2002 and two operating segments for 2001.

(a) SEGMENT PRODUCTS AND SERVICES

The Company merged its Space Missions Division (SMD) business segment and ISS business segment in 2002.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(a) SEGMENT PRODUCTS AND SERVICES, CONT.

The following is a summary of operating results and assets by segment for 2001.

        FOR THE YEAR ENDED DECEMBER 31, 2001
        (IN THOUSANDS)                             SMD          ISS       Total
        ------------------------------------------------------------------------
        Net revenue from external
          Customers                            $3,749       $  350       $4,099
        Intersegment revenues                       -            -            -
        Depreciation and
          Amortization expense                   (181)        (529)        (710)
        Impairment loss                                       (923)        (923)
                                           -------------------------------------
        Segment loss                            $(473)     $(1,383)     $(1,856)
                                           =====================================

        Total segment assets                   $3,140          $38       $3,178
        Less intersegment assets                 (164)           -         (164)
                                           -------------------------------------
        Net segment assets                     $2,976          $38       $3,014
                                           =====================================

(b) METHOD OF DETERMINING SEGMENT PROFIT OR LOSS

Management evaluated the performance of its operating segments separately in 2001 to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of production, distribution and administration. The Company manages income taxes on a global basis. Thus, management evaluated segment performance based on profit or loss before income taxes, exclusive of any significant gains or losses on the disposition of investments or other assets.

12. SUBSEQUENT EVENTS

On January 31, 2003, the Company closed escrow on the sale of its facility in Poway, California. The selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2,407,000. The approximate net proceeds to the Company for working capital purposes was $635,800.

On February 10, 2003, the Company hired a new chief financial officer, who was subsequently approved during a Board meeting on February 14, 2003. The Board approved an at-will contract for him and granted the new chief financial officer options to purchase up to 375,000 shares of the Company's common stock at the closing price on date of grant. The options vest over various time periods based on certain performance criteria and expire six (6) years from grant date.