Form 10QSB
period 2003-03-31
SPACEDEV INC
filed 2003-05-14
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For the transition period from ______________ to _______________

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes    X       No
                                              ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,338,907 shares of Issuer's voting common stock were outstanding on April 30, 2003.

                                 SPACEDEV, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003


INDEX                                                                       PAGE
-----                                                                       ----


PART I   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited) . . . . . . . . . . . . . . . . .   1
Condensed Consolidated Balance Sheets at March 31, 2003 and 2002 . . . . . .   1
Condensed Consolidated Statements of Operations for March 31, 2003 and 2002.   3
Condensed Consolidated Statements of Cash Flows for March 31, 2003 and 2002.   4
Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . .   6

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART II   OTHER INFORMATION

ITEM 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  20
ITEM 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .  20
ITEM 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .  20
ITEM 4. Submission of Matters to Vote of Security Holders. . . . . . . . . .  21
ITEM 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .  21
ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22


------
ITEM  1.   FINANCIAL  STATEMENTS
--------------------------------


                         SPACEDEV, INC. AND SUBSIDIARIES
                         -------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

March 31,                                                            2003       2002
-----------------------------------------------------------------  --------  ----------
 ASSETS
 CURRENT ASSETS
      Cash                                                         $210,856  $  310,269
      Accounts receivable                                           220,841      33,980
      Costs in excess of billings and estimated earnings (Note 2)   253,819           -

 Total current assets                                               685,516     344,249

 FIXED ASSETS - NET                                                 131,475   2,151,025

 CAPITALIZED SOFTWARE  COSTS                                         69,005     207,016
OTHER ASSETS                                                         31,536     104,517

                                                                   $917,532  $2,806,807





The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)






 March 31,                                                                     2003           2002
-------------------------------------------------------------------------  -------------  -------------
 LIABILITIES AND STOCKHOLDERSDEFICIT

 CURRENT LIABILITIES
      Current portion of notes payable                                     $     55,392   $     69,256
      Current portion of capitalized lease obligations                           28,382         32,134
      Notes payable - related party                                              80,000         80,000
      Convertible debt notes payable (Note Note 5)                              229,955              -
      Accounts payable and accrued expenses                                     321,911        284,973
      Accrued payroll, vacation and related taxes                               111,489        116,999
      Customer deposits and deferred revenue                                    124,765        294,422
      Billing in excess of costs incurred and estimated earnings (Note 2)             -        231,864
      Provision for anticipated loss (Note 2)                                     5,173         69,487
      Income taxes payable                                                       40,000              -
      Other accrued liabilities (Note 3)                                              -        150,000

 Total current liabilities                                                      997,067      1,329,135

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 4)                                 76,552      2,372,381

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                           3,979         21,550

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES                         528,364        577,298

 DEFERRED GAIN - ASSETS HELD FOR SALE                                         1,153,175              -

 DEFERRED REVENUE                                                                 5,000          5,000


 Total liabilities                                                            2,764,137      4,305,364

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERSDEFICIT
      Convertible preferred stock, $.0001 par value, 10,000,000 shares
           authorized no shares issued or outstanding                                 -              -
      Common stock, $.0001 par value; 25,000,000 shares authorized, and
           15,338,907 and 14,858,396 shares issued and outstanding,
           respectively                                                           1,533          1,485
      Additional paid-in capital (Note 6)                                     8,728,659      8,224,827
      Additional paid-in capital - stock options                                750,000        750,000
      Deferred compensation                                                    (250,000)      (250,000)
      Accumulated deficit                                                   (11,076,797)   (10,224,869)

 Total stockholdersdeficit                                                   (1,846,605)    (1,498,557)

                                                                           $    917,532   $  2,806,807




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




 Three Months Ended March 31,                         2003        %      2002         %
-------------------------------------------------  ------------        ------------
 NET SALES                                         $   532,840   100%  $   949,770   100%


 TOTAL COST OF SALES                                   461,610    87%      711,963    75%

 GROSS MARGIN                                           71,230    13%      237,807    25%
-------------------------------------------------  ------------  ----  ------------  ----

 OPERATING EXPENSES
    Marketing and sales expense                         65,042    12%       26,245     3%
    General and administrative                         369,916    69%      185,722    20%
                                                                                     ----

 TOTAL OPERATING EXPENSES                              434,958    82%      211,967    22%
-------------------------------------------------  ------------  ----  ------------  ----

 LOSS FROM OPERATIONS                                 (363,728)  -68%       25,840     3%
                                                                                     ----

 OTHER EXPENSE
 Interest expense                                      (20,449)   -4%      (55,160)   -6%
 Non-Cash Interest Expense Debt Discount (Note 5)     (100,455)  -19%            -     0%
 Gain on Building Sale (Note 4(a))                      19,545     4%            -     0%
                                                                                     ----

 TOTAL OTHER EXPENSE                                  (101,359)  -19%      (55,160)   -6%

 LOSS BEFORE TAXES                                 $  (465,087)  -87%  $   (29,320)   -3%

 INCOME TAX PROVISION                              $    40,000     8%  $         -     0%

 NET LOSS                                          $  (505,087)  -95%  $   (29,320)   -3%
-------------------------------------------------  ------------  ----  ------------  ----



 NET LOSS PER SHARE:
      Net loss                                     $     (0.03)        $      0.00
-------------------------------------------------  ------------        ------------

      Weighted-Average Shares Outstanding           15,092,489          14,825,377




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 SPACEDEV, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




 Three Months Ended March 31,                                        2003        2002
---------------------------------------------------------------  ------------  ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                   $  (505,088)  $(29,320)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                              57,696     48,465
           Contributed assets                                              -    (16,251)
           (Gain) loss on disposal of assets                         (19,545)     7,410
           Non-cash interest expense - convertible debt program      100,455          -
           Change in operating assets and liabilities:              (364,572)    95,435

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (731,054)   105,739



CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of assets                                               3,150,124          -
      Purchases of fixed assets                                       (3,100)         -
---------------------------------------------------------------  ------------  ---------
      Cash acquired in purchase (disposal) of subsidiaries                 -          -
---------------------------------------------------------------  ------------  ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                          3,147,024          -



 CASH FLOWS FROM FINANCING ACTIVITIES
      Principle payments on notes payable                         (2,509,853)    (1,715)
      Principal payments on capitalized lease obligations             (8,853)    (5,392)
      Payments on notes payable - related party                     (139,998)   (20,000)
      Proceeds from issuance of common stock                         425,942     20,000
                                                                           -          -
                                                                 ------------  ---------

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (2,232,762)    (7,107)



 Net increase in cash                                                183,208     98,632



 CASH AT BEGINNING OF PERIOD                                          27,648    211,637
---------------------------------------------------------------  ------------  ---------

 CASH AT END OF PERIOD                                           $   210,856   $310,269


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)




 Three Months Ended March 31,                         2003    2002
---------------------------------------------------  ------  -------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest                                  $8,157  $43,094

 NONCASH INVESTING AND FINANCING ACTIVITIES:






The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiaries, Integrated Space Systems Inc. (ISS), SpaceDev Australia, and SpaceDev Oklahoma. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2003 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of March 31, 2003 and 2002 have been prepared assuming the Company will continue as a going concern. Even though the Company reduced its working capital deficit with the sale and leaseback of its facility, the Company had a working capital deficit of approximately $300,000 as of March 31, 2003, and incurred a net loss of approximately $465,000 for the three months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the first quarter 2003, management raised approximately $426,000 through a private equity placement and concluded a transaction to sell its facility and lease it back for a ten (10) year period. Subsequent to March 2003, management intends to obtain new commercial and government contracts and to seek additional financing through a combination of public and private debt or equity placements, commercial project financing and government programs to fund future operations and commitments. There is no assurance that new contracts or additional debt or equity financing needed to fund operations will be available or obtained in sufficient amounts necessary to meet the Company's needs.

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

Beginning in second quarter 2002, capitalized software costs are amortized over their estimated useful lives using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144.

2.       REVENUE  RECOGNITION

In November 1999, SpaceDev was awarded a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, the Company reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, the Company accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. Pursuant to a series of subsequent modifications, the total value of the CHIPSat project was increased to approximately $7.2 million. The total expected loss on the contract is approximately $514,000. As of March 31, 2003, approximately 99% of the total contract costs were expended and the remaining loss on the balance sheet at March 31, 2003 totaled approximately $5,200. There are also costs in excess of billings totaling approximately $81,000 as of March 31, 2003. The CHIPSat contract is expected to conclude in January 2004.

In September 2001, the Company was awarded a contract for a proprietary propulsion research program valued in excess of $1.0 million. As a part of that program, the Company is competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at approximately $2.2 million. Work on this project generated approximately $1.2 million in revenues during 2002. To date, the Company has recognized approximately $23,000 of gross margin on this contract and as of March 31, 2003 there were costs in excess of billings totaling approximately $173,000. The Company reviewed the contract status in the fourth quarter of 2002, to evaluate changes to the total estimated costs to complete the contract due to schedule delays, as a result the overall gross margin on this contract was reduced from approximately $388,000 to approximately $28,000 of which approximately $22,000 has been placed in deferred revenue pending further reviews on this program. This adjustment was recorded in the fourth quarter of 2002.

3.     OTHER  ACCRUED  LIABILITIES

In June 2001, the Company accrued a $150,000 contingent liability related to its guarantee on a performance bond on behalf of Space Innovations Limited ("SIL"), which was then a subsidiary of the Company. In 1999, the Company was required to guarantee a performance bond on behalf of SIL in connection with a contract to build a satellite bus for an Australian domestic spacecraft project. SIL was unable to perform on the contract and subsequently declared bankruptcy. The Company paid this debt in January 2003 with the proceeds from the sale of the building. (See Note 4(a))

4.     NOTES  PAYABLE

a.  Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. The Company's Chief Executive Officer provided a guarantee for the leaseback.In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten
(10) years ending in January 2013. As of March 31, 2003, the deferred gain was 1,153,175. This amortization will be included in the Company's occupancy and facility expense and totaled $19,545 as of March 31, 2003.

Deferred  Gain  consisted  of  the  following:

               Period  Ended  March  31,  2003

                 Deferred  Gain                           $1,172,720
                 Less  Amortization  to  date                (19,545)
                 ----------------------------          --------------

                                                           $1,153,175

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At March 31, 2003, the outstanding balances on these notes were $131,944 with future interest expense of $5,195.

Future minimum principal payments on notes payable, building and settlement notes are as follows:

                    Period  Ended  March  31,

                    2003                        $  55,392
                    2004                           40,770
                    2005                           35,782

                    Total  Settlement  Notes     $131,944


     b)      Related  Parties

The Company had notes payable to the CEO. At March 31, 2003 and 2002, the balances were $608,364 and $657,298, respectively, with accrued interest of 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%.

Future minimum principal payments on notes payable, related parties are as follows:

                   Period  Ended  March  31,

                    2004              80,000
                    2005              80,000
                    2006              80,000
                    2007              80,000
                    Thereafter       208,364

                                 $   608,364

Interest expense on these notes was $9,866 and $12,066 for the three months ended March 31, 2003 and 2002, respectively.

5.     CONVERTIBLE  DEBT  NOTES  PAYABLE

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible debentures to various director's and officers of the Company. The total funding was completed on

November 14, 2002. The convertible debentures entitle the holder to convert the principal and unpaid accrued interest into the Company's common stock when the note matures. The maturity on the notes was six (6) months from issue date. On March 25, 2003, an amendment was executed which extend these notes an additional six (6) months. The convertible debentures are exercisable into a number of the Company's common shares at a conversion price that equals the 20-day average ask price less 10%, which was, established when the note was issued, or the initial conversion price.

Concurrent with the issuance of the convertible debentures, the Company issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price which is equal to the 20-day average ask price less 10% which was established when the note was issued, or the initial conversion price of the notes. Upon issuance, the issued warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount.

As a result of the change to the maturity date of the convertible debt, the amortization period for the debt discounts was also extended during the first quarter in 2003.

All debt discounts are to be amortized as additional interest expense over the term of the convertible debenture. As of March 31, 2003, $475,000 has been reflected as debt discount of which $100,455 was amortized to non-cash interest expense for the first three months ended March 31, 2003.


Convertible  debentures                                $  475,000
Accrued  interest                                           4,500
Less  debt  discount
                           Total     475,000
  Amount  amortized  to  expense    (225,455)            (249,545)
                                     --------            ---------
Net  convertible  debt  payable  at  March  31,  2003  $  229,955


6.     STOCKHOLDERS'  EQUITY  -  COMMON  STOCK  AND  WARRANTS

On November 5, 2000, the Company commenced a private placement offering ("PPO") for a maximum of 1,000,000 shares of the Company's $0.0001 par value common stock and warrants to purchase an addition 1,000,000 shares of common stock (the "Units"). The offering price of the Units was the five-day average of the bid and ask prices for the Company's common stock on the date of issuance, with a minimum per Unit price of $1.00. The warrants allowed the holder to acquire additional shares at $0.50 above the offering price of the shares. The Company sold to one related-party investor under these terms.

On March 2, 2001, the PPO offering price was amended to the average of the high bid prices on the date of issuance and four preceding days, with no minimum per share price, and the warrants were amended to allow the holder to acquire additional shares at the Unit price.

The Company sold 153,060 Units under the PPO during 2002. The Company received $75,000 for the Units sold under the PPO during 2002.

On January 16, 2003 and February 14, 2003, pursuant to an extension of the PPO, the Company sold 665,188 and 196,079 Units. The Company received approximately $326,000 and $100,000 for the Units sold under the PPO during the first quarter 2003.

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending March 31, 2003 and 2002 using the minimum value method as prescribed by SFAS 123. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility of was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the period ending March 31, 2003 and 2002 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:



Period Ended March 31,     2003       2002
                        ----------  ---------
Net loss:
 As reported            $(505,087)  $(29,320)
 Pro forma              $(578,932)  $(93,190)
Loss per Share:
----------------------
 As reported            $    (.03)  $   (.00)
 Pro forma              $    (.04)  $   (.01)



7.     NEW  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that effect the Company during the first quarter 2003. For past pronouncements please refer the company's 10KSB filed on March 28, 2003.



8.     SUBSEQUENT  EVENTS

The Sarbanes-Oxley Act of 2002 ("Act") established the Public Company Accounting Oversight Board ("PCAOB") and charged it with the responsibility of overseeing the audits of public companies that are subject to the federal securities laws. Under the Act, the PCAOB's duties include the establishment of a registration system for public accounting firms. The PCAOB has proposed rules for the registration process, which will require approval of the U.S. Securities Commission ("SEC") prior to enforcement. Within 180 days after SEC approval, all public accounting firms will be required to register with the PCAOB if they wish to prepare or issue audit reports on U.S. public companies, or to play a substantial role in the preparation or issuance of such reports. Once registered, public accounting firms will be required to file periodic reports with the PCAOB. At this time, the cost of compliance with these new rules cannot be determined, and, as a result of the recent legislation, the cost of professional liability insurance for public accounting firms has dramatically increased. We have been informed by our independent auditor, Nation Smith Hermes & Diamond ("Nation Smith"), that it will not register with the PCAOB and, as a result, will not be able to continue to act as our independent auditor once the rules are in effect. Although we anticipate that Nation Smith will be available to review our financial statements for the second quarter of 2003, we have begun interviewing with other accounting firms to review our second and third quarter financials and prepare the audit report for the fiscal year ending December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our General Registration Statement on Form 10SB12G/A filed January 28, 2000 and our Form 10-KSB filed March 28, 2003.

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

Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in potential litigation, claims and other actions by or against us, technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States and coalition forces; mission disasters such as the loss of the space shuttle Columbia on February 1, 2003 during its re-entry into earth's atmosphere; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market our products. These are factors that we think could cause our actual results to differ materially from expected and historical events.

Overview

We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. We are currently focused on the commercial development of low-cost microsatellites, nanosatellites and related subsystems, hybrid rocket propulsion as well as the associated engineering technical services to government, aerospace and other commercial enterprises. Our products and solutions are sold directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based orbital Maneuvering and orbital Transfer Vehicles ("MTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. We are also developing commercial hybrid rocket motors and small high performance space vehicles and subsystems.

We were incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. (PDGI) and subsequently changed our name to "SpaceDev." We became a publicly traded company in October 1997 and are trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol of "SPDV."

In February 1998, our operations were expanded with the acquisition of Integrated Space Systems, Inc. ("ISS"), a California corporation founded for the purpose of providing engineering and technical services related to space-based systems. The ISS employee base, acquired upon acquisition, largely consisted of former General Dynamics personnel and enlarged our then current employee base to 20 employees. ISS was purchased for approximately $3.6 million, paid in Rule 144 restricted common shares of SpaceDev. Goodwill of approximately $3.5 million was capitalized and was to be amortized over a period of 60 months, based on the purchase price exceeding the net asset value of approximately $164,000. As a result of a change in corporate focus, on November 15, 2001, we determined that the unamortized balance of goodwill from ISS, which was approximately $923,000, had become impaired and it was written off. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with government agencies), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. We determined that all future business, contracts and proposals would be sought after only in the SpaceDev name, making it a more efficient way for us to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment.

In November 1999, we won a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). We were competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called
CHIPSat. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. Pursuant to a series of subsequent contract modifications, the total value of the CHIPSat project was increased to approximately $7.2 million. The total expected loss on the contract is approximately $514,000. As of March 31, 2003, approximately 99% of the total contract costs were expended and the remaining loss on the balance sheet at year-end totaled approximately $5,200. The program also incurred costs in excess of billings of approximately $81,000 as of March 31, 2003. The CHIPSat contract is expected to conclude in January 2004. Revenues for 2002 were approximately $1.7 million and are expected to be approximately $200,000 in 2003,.approximately $112,000 was recorded during the first quarter of 2003. We are currently receiving monthly payments on the contract.

In September 2001, we were awarded the first phase of a proprietary propulsion project valued in excess of $1.0 million. As a part of that program, we are competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at approximately $2.2 million. We expect this contract to generate revenue in 2003 of approximately $500,000. Work on this project generated approximately $214,000 and $365,000 in revenues during the three months ended March 31, 2003 and 2002, respectively. To date, we have approximately $22,000 of gross margin on this contract in deferred revenue and as of March 31, 2003, there were costs in excess of billings totaling approximately $173,000. We reviewed the contract status in the fourth quarter of 2002 and plan to review it again in the second quarter of 2003, to evaluate changes to the total estimated costs to complete the contract due to slips in the customer's schedule, as a result the overall gross margin on this contract was reduced from approximately $388,000 to approximately $28,000 of which $22,417 has been placed in deferred revenue pending further reviews on this program. This adjustment was recorded in the fourth quarter of 2002.

On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Lab ("AFRL"). We received an award for Phase II of the contract on March 28, 2003, and will use the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) are worth up to approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. AFRL Phase II is a cost-plus contract. In addition to the Phase I and Phase II awards, there is an option worth approximately $1 million. Congress has already appropriated money to this project. However, our success in winning this next phase of the program will depend on our ability to meet the AFRL's objectives and their approval of our submitted proposal.

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

Results  of  Operations

Please refer to the condensed consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

Three  Months  Ended  March  31,  2003  -vs.-  Three Months Ended March 31, 2002

During the three months ended March 31, 2003, we had net sales of $532,840 as compared to net sales of $949,770 for the same period in 2002. Sales in 2003 were comprised of approximately $237,000 from the proprietary propulsion contract, $157,000 from the MDA project, $112,000 from the CHIPSat program, $20,000 from Phase I of the AFRL project and approximately $7,000 from all other programs. In the first quarter of 2002, sales were comprised of approximately $481,000 from the CHIPSat program, $365,000 from the proprietary propulsion contract and $104,000 from all other programs.

For the three months ended March 31, 2003, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $462,000, 87% of net sales, as compared to approximately $712,000 , 75% of net sales, during the same period in 2002. This decrease was primarily due to an overall reduction of direct costs on current projects and to delays on additional projects. The gross margin percentage for the three months ended March 31, 2003 declined to 13.4% as compared to 25% for the same three-month period in 2002, mainly due to continued delays and customer schedule slips on existing contracts.

We experienced an increase in operating expenses from approximately $212,000, 22% of net sales, in the three months ended March 31, 2002 to approximately $435,000, 82% of net sales, for the three months ended March 31, 2003. Operating expenses include general and administrative expenses (G&A), and marketing and sales expenses. Marketing and sales expenses increased from approximately $26,000, 3% of net sales, to approximately $65,000, 12% of net sales, during the same period in 2002, due to our decision to expand our marketing department, including the addition of a Vice President of Marketing and Product Development. G&A expenses consisted primarily of salaries for administrative personnel, fees for outside consultants, insurance, legal and accounting fees and other overhead expenses. The increase of approximately $184,000 in G&A was due certain new expenses including rent of $53,000 and amortization expense of the capitalized software costs of $34,500, which did not begin until the second quarter of 2002, and in part to an increase in G&A personnel, including our vice president of operations and our chief financial officer and increases in general overhead expenses of approximately $18,000 and $78,500 in other expenses for the three months ended March 31, 2003.

Interest expense for the three months ended March 31, 2003 and 2002 was approximately $20,000, 4 % of net sales, and $55,000, 6% of net sales, respectively. The decrease was due to the building sale on January 31, 2003, which reduced overall interest on the notes associated with the building. We continue to pay interest expense on certain capital leases and settlement notes. In addition, we accrued interest expense related to our related party note and convertible debentures. In the three months ended March 31, 2003 and 2002, the accrued interest on our related party note was $9,866 and $12,066, respectively. We also accrued approximately $2,400 of interest on our convertible notes for the three months ended March 31, 2003. In conjunction to our convertible notes there is an existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000, of which approximately $100,000 was expensed during the three months ended March 31, 2003. The remainder will be amortized over the remaining life of the notes. We reorganized approximately $20,000.of the deferred gain on the sale of the building during the. First quarter of 2003 and we will continue to amortize the remaining deferred gain of $1,153,175 into income over the remainder of the lease.

During the three months ended March 31, 2003, we incurred a net loss of approximately $533,000, 95% of net sales, compared to a net loss of approximately $29,000, 3% or net sales, for the same three months ended in 2002. The increase in the net loss was due to our reduction in revenues and to an increase in operating expenses, as discussed above.

Liquidity  and  Capital  Resources

Cash Position For Three Months Ended March 31, 2003 -vs.- Three Months Ended March 31, 2002

Net increase in cash during the three months ended March 31, 2003 was approximately $183,000, compared to a net increase of $99,000 for the same three months in 2002. Net cash used in operating activities totaled approximately ($731,000) for the three months ended March 31, 2003, a decrease of approximately $837,000 as compared to approximately $106,000 provided by operating activities during the same three months in 2002. This is attributable in part to the increased costs on the CHIPSat project as well as the proprietary propulsion project, both of which, at March 31, 2003, had costs that exceeded their billings for the ongoing work toward completion of these programs of approximately $254,000. The increase can also be contributed to the overall increase in G&A expenses for the Company, the reduction of revenues, and the increase in accounts payable for the three months ended March 31, 2003 compared to those positions during the same period in 2002.

Net cash provided by investing activities totaled approximately $3,147,000 for the three months ended March 31, 2003, compared to no cash used in or provided by investing activities during the same period in 2002. The increase in cash is attributable to the sale of the building on January 31, 2003.

Net cash used in financing activities totaled approximately $2,233,000 for the three months ended March 31, 2003, which showed an decrease of $2,226,000 from the approximately $7,000 used in financing activities during the same three month period 2002. This is primarily attributable to paying off notes payable associated with the building sale.

At March 31, 2003, our cash, which includes cash reserves and cash available for investment, was approximately $211,000 as compared to approximately $310,000 at March 31, 2002, a decrease of approximately $99,000. At March 31, 2003, our working capital ratio improved to 0.69 compared to 0.25 at March 31, 2002.

As of March 31, 2003, our backlog of funded and non-funded business was approximately $3.2 million, as opposed to approximately $2.5 million as of March 31, 2002. During the three months ended March 31, 2003, we won AFRL Phase II worth approximately $1.4 million, negotiated increases of approximately $1.0 million to the AFRL Phase II Contract as a deferred option still open, continued the proprietary propulsion project, and were completing significant milestones on our CHIPSat and MDA projects.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately $1.1 million, consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. The federal and state tax loss carry forwards will expire through 2022 unless previously utilized. The State of California has suspended the utilization of net operating losses for 2003. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $300,000 during quarter ended March 31, 2003, from $1.4 million at December 31, 2002 to $1.1 million at March 31, 2003. Please refer to our consolidated financial statements, which are a part of this report for further information regarding our liquidity and capital resources.

Cash  Position  and  Going  Concern

Our auditors expressed an opinion at December 31, 2002 that our financial position raises substantial doubt about our ability to continue as a going concern. Management believes that this condition remains at March 31, 2003. Our ability to continue as a going concern depends upon our ability to implement our plans to continue reducing the working capital deficit, consummating additional funding and obtaining profitable new business. The funding as well as new business can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed or, if such funding is available, that we can obtain it on terms favorable to the Company. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate. We are pursing discussions to obtain a line of credit on our signed contracts as well as explore contingency cost reduction plans in the event funding cannot be obtained in a timely manner.

On January 31, 2003, we closed escrow on the sale of our facility in Poway, California and entered into a ten-year lease for the same facility. The selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2.4 million. The approximate net proceeds to us for working capital purposes was approximately $636,000. However, due to continuing delays and customer schedule slips on existing contracts and further delays in obtaining new contract business, we remain in a tight cash position.

At the end of 2002, we raised $475,000 from certain of our directors and officers by issuing 2.03% convertible debentures. The convertible debentures entitle the holder to convert the principal and unpaid accrued interest into our common stock when the note matures. The original maturity on the notes was six
(6) months from issue date; however, on March 19, 2003 the maturity date was extended to twelve (12) months from issue date. The convertible debentures are exercisable into common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the note was issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price which equals to the 20-day average asking price less 10% which was established when the note was issued, or the initial conversion price on the notes. There can be no assurance that additional funds will be raised or, if raised, will be under the same or more favorable terms than the convertible debentures.

During the first quarter 2003, we raised approximately $426,000 from qualified investors by selling 861,267 units of our common stock and common stock purchase warrants under in a private placement offering made under Section 4(2) of the Securities Act of 1933, and Rule 506, to accredited investors only ("PPO") (See note 6 of the Condensed Consolidated Financial Statements).

We have sustained ourselves over the last few years with a mixture of government and commercial contracts. We received an award for AFRL Phase II on March 28, 2003. AFRL Phase II is a cost-plus contract, which will require us to incur certain costs in advance of regular contract reimbursements from AFRL. Although we will need a certain amount of cash to fund advance payments on the contract, we will be entitled, as a small business concern, to recover our costs on a weekly basis.

We can continue to grow and execute certain parts of our strategy without additional equity funding by identifying, bidding and winning new commercial and government funded programs. We are focusing our sales efforts to bring in new business opportunities. We expect to obtain new commercial and government contracts; however, depending on the timing of those contracts, we may need to seek additional and possibly immediate financing through a combination of public and private debt or equity placements, commercial project financing and government programs to fund future operations and commitments or a contract line of credit. There is no assurance that new contracts or additional debt or equity financing needed to fund operations will be available or obtained in sufficient amounts necessary to meet our needs or on terms favorable to the Company. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

Forward-Looking  Statements  and  Risk  Analysis

During the first quarter of 2003, we submitted six bids for government programs, worked with the US Congress to identify directed funding for our programs and are actively working to win several significant commercial programs. We believe that we will win some of these programs, which would enable us to continue to grow and broaden our business base, although there can be no assurance that these contracts will be awarded to us.

To date, we have maintained a mix of government and commercial business. In 2001, we had about 80% government or government-related work. In 2002, we had about 60% government and government-related work. In 2003, we expect the ratio to be 80% or more of government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 60% for the next several years as we increase our government and commercial marketing efforts for both of our micro-satellite and propulsion products. Currently, we are focusing on the domestic U.S. government market, which we believe is only about one-half of the global government market for our products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, e.g., International Traffic in Arms Regulations ("ITAR"), which may limit our ability to develop market opportunities outside the United States.

We expect most of our near term revenue to come from government sales, which are military contract related. We are beginning to develop commercial products and aggressively market our products to the government and commercial markets, particularly with respect to micro- and nano-satellites and applications of our propulsion technology and products. We anticipate winning contracts in both market segments, although there can be no assurance that the contracts will be awarded to us. If they are not awarded to us, based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contracts from the other; however, our inability to win business in both markets would have a negative effect on our business operations and financial condition and cause us to explore cost reduction scenarios.

We are forecasting a modest growth in sales for 2003. At this time, about 80% of the forecasted sales are under contract or near to contract award, but there is no guarantee that we will win enough new business to achieve our targeted growth projection or to achieve a positive cash flow position. We do not believe that significant capital expenditures will be required to achieve this modest increase in sales. We do believe that significant sales opportunities exist for our products in 2004 and beyond. With the implementation of stronger internal cost and project controls and our focus on developing new business contracts, we believe that our cash problems are a near term "gap" that must be resolved for us to reach profitability and positive cash flow by the end of this year.

As it relates to the CHIPSat program, we will receive total fixed compensation on the CHIPSat project in an amount of approximately $7.2 million, of which about $3.1 million was generated in 2001, and $1.2 million was generated in 2002. The contract calls for payments of approximately $535,000 in 2003, of which we received $240,000 in the first quarter of 2003 and expect approximately $265,000 in the second quarter of 2003. As outlined above, we reviewed the contract again in late 2002 and the total loss was adjusted from $463,000 to approximately $514,000. As the project is completed, the loss is reduced as costs become realized. At this time, we do not expect any additional losses from or increases to the contract. The launch of CHIPSat occurred in January 2003.

We expect payments of about $240,000 in 2003 from the proprietary propulsion contract to complete phase II of the agreement. If we are selected as the vendor of choice for the proprietary propulsion system, the contract calls for additional payments of approximately $600,000 for phase III. This effort could lead to follow-on contracts and/or product orders later this year, but at this time we cannot assess the probability of winning the contract or the value of the contract.

Our broad, overall, higher growth business strategy, requires significant development and capital expenditures. We will incur a substantial portion of these expenditures before we generate significantly higher sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until we can establish an adequate revenue-generating customer base. We expect losses through the first part of 2003 and expect to begin generating net positive cash flow from operations sufficient to fund both operations and capital expenditures toward the end of 2003. There is no assurance, however, that we will achieve or sustain any positive cash flow or profitability thereafter.

To execute our strategy of small, capable, low-cost micro- and nano-satellites, hybrid propulsion products and new commercial revenue sources, we require significant funding and/or the win of either significant government or commercial programs or a combination of both. If we do not obtain those contracts, we believe investor funding of $1 to $5 million will be required to support our growth and expansion, which could come from a combination of private and/or public equity placements. At this time, we have agreed to use our best efforts to register the common stock underlying the warrants issued in our recent private placement offering, which might induce those investors to exercise their warrants; however, there can be no assurance that by registering the common stock underlying the warrants that the holders will thereby exercise them.

As stated above, we need to raise additional capital or win significant government or commercial programs. The amount of capital we need to raise is dependent upon many factors. For example, the need for additional capital will be greater if (i) our net operating deficit increases because we incur significant unanticipated expenses; or (ii) we incur additional costs from modifying our satellite products or our proposed propulsion systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. If additional capital is not raised, it could have a significant negative effect on our business operations and financial condition, possibly causing us to take immediate cost reduction or other more serious actions.

Our ability to execute a secondary offering or otherwise obtain public or private funds is subject to numerous factors beyond our control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that we will be profitable, or that any secondary public offering will occur, that we will be successful in obtaining additional funds from any source or be successful in implementing an acceptable exit strategy on behalf of our investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to us when such funds are needed or may be on terms which are significantly adverse to our current shareholders. The unavailability of funds when needed would have a material adverse effect on us.

Critical  Accounting  Standards

Our revenues are derived primarily from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable (see Notes to the Condensed Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the condensed consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. Deferred revenue represents amounts collected from customers for services to be provided at a future date.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." We adopted SFAS 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures as if the fair value based method prescribed by SFAS 123 has been utilized. We have valued our stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Fixed assets are depreciated over their estimated useful lives of three-to-five years using the straight-line method of accounting in accordance with Statement of Financial Accounting Standards No. 144. Goodwill and other intangible assets were created upon the acquisition of our subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three to five years. Goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 142. Effective November 2001, there was no more amortization of goodwill due to an impairment loss of unamortized goodwill.

Recent  Accounting  Pronouncements

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


ITEM  3.  CONTROLS  AND  PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any significant actions regarding any deficiencies. We intend to review our controls and procedure regularly with our management and Board of Directors.

                            PART II OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

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

Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of fees will be recorded as income in the period they are received. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. There were no further developments during the first quarter of 2003.

ITEM  2.    CHANGES  IN  SECURITIES

On February 14, 2003, we entered into an "at will" employment agreement with our Chief Financial Officer, pursuant to which he received options to purchase up to 375,000 shares of common stock at a purchase price of $0.51 per share.

Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 10,000 shares each to Robert Walker, Howell M. Estes, III, Scott McClendon and Wesley T. Huntress and 5,000 shares to Curt Dean Blake for their attendance and participation at the Board of Directors meeting held on January 17, 2003. These options were issued with an exercise price of $0.436 per share (based on the five-day average closing price of the Company's common stock on the date of grant) and will expire on the five-year anniversary date of the date of grant.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.    OTHER  INFORMATION

The Sarbanes-Oxley Act of 2002 ("Act") established the Public Company Accounting Oversight Board ("PCAOB") and charged it with the responsibility of overseeing the audits of public companies that are subject to the federal securities laws. Under the Act, the PCAOB's duties include the establishment of a registration system for public accounting firms. The PCAOB has proposed rules for the registration process, which will require approval of the U.S. Securities Commission ("SEC") prior to enforcement. Within 180 days after SEC approval, all public accounting firms will be required to register with the PCAOB if they wish to prepare or issue audit reports on U.S. public companies, or to play a substantial role in the preparation or issuance of such reports. Once registered, public accounting firms will be required to file periodic reports with the PCAOB. At this time, the cost of compliance with these new rules cannot be determined, and, as a result of the recent legislation, the cost of professional liability insurance for public accounting firms has dramatically increased. We have been informed by our independent auditor, Nation Smith Hermes & Diamond ("Nation Smith"), that it will not register with the PCAOB and, as a result, will not be able to continue to act as our independent auditor once the rules are in effect. Although we anticipate that Nation Smith will be available to review our financial statements for the second quarter of 2003, we have begun interviewing with other accounting firms to review our second and third quarter financials and prepare the audit report for the fiscal year ending December 31, 2003.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

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

                                          SPACEDEV,  INC.
Registrant




Dated:  May __, 2003                      -----------------------
                                          James W. Benson
                                          Chief Executive Officer



Dated: May __, 2003                       -----------------------
                                          Richard B. Slansky
                                          Chief Financial Officer

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


Date:  May  ___,  2003

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


Date:  May  ___,  2003

     By:  /s/  Richard  B.  Slansky
----------------------------
Richard  B.  Slansky
Chief  Financial  Officer