Form 10QSB/A
period 2003-03-31
SPACEDEV INC
filed 2003-05-15
CIK 1031833

FORM 10-QSB/A

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

In November 1999, we won a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). We were competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called
CHIPSat. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. Pursuant to a series of subsequent contract modifications, the total value of the CHIPSat project was increased to approximately $7.2 million. The total expected loss on the contract is approximately $514,000. As of March 31, 2003, approximately 99% of the total contract costs were expended and the remaining loss on the balance sheet at year-end totaled approximately $5,200. The program also incurred costs in excess of billings of approximately $81,000 as of March 31, 2003. The CHIPSat contract is expected to conclude in January 2004. Revenues for 2002 were approximately $1.7 million and are expected to be approximately $200,000 in 2003, of which approximately $112,000 was recorded during the first quarter of 2003. We are currently receiving monthly payments on the contract.


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

Interest expense for the three months ended March 31, 2003 and 2002 was approximately $20,000, 4 % of net sales, and $55,000, 6% of net sales, respectively. The decrease was due to the building sale on January 31, 2003, which reduced overall interest on the notes associated with the building. We continue to pay interest expense on certain capital leases and settlement notes. In addition, we accrued interest expense related to our related party note and convertible debentures. In the three months ended March 31, 2003 and 2002, the accrued interest on our related party note was $9,866 and $12,066, respectively. We also accrued approximately $2,400 of interest on our convertible notes for the three months ended March 31, 2003. In conjunction to our convertible notes there is an existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000, of which approximately $100,000 was expensed during the three months ended March 31, 2003. The remainder will be amortized over the remaining life of the notes. We recognized approximately $20,000 of the deferred gain on the sale of the building during the first quarter of 2003 and we will continue to amortize the remaining deferred gain of $1,153,175 into income over the remainder of the lease.

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

                                          SPACEDEV,  INC.
Registrant




Dated:  May 15, 2003              By:  /s/  James  W.  Benson
                                          ----------------------
                                          James W. Benson
                                          Chief Executive Officer



Dated: May 15, 2003                       By:  /s/  Richard  B.  Slansky
                                                  -------------------------
                                          Richard B. Slansky
                                          Chief Financial Officer

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


Date:  May 15, 2003

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


Date:  May  15,  2003

By:  /s/  Richard  B.  Slansky
----------------------------
Richard  B.  Slansky
Chief  Financial  Officer