Form 10QSB
period 2003-06-30
SPACEDEV INC
filed 2003-08-13
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  June  30,  2003

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission File Number     000-28947.
                         -------------

                                SPACEDEV, INC.
            (Exact name of registrant as specified in its charter)


                      Colorado                     84-1374613

         (State or other jurisdiction of         (IRS Employer
          incorporation or organization)       Identification No.)


                  13855 Stowe Drive, Poway, California 92064

                    (Address of principal executive offices)

(Issuer's telephone number)   (858) 375-2030.
                              ----------------

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,341,007 shares of Issuer's voting common stock were outstanding on July 31, 2003.

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003






INDEX                                                                                  PAGE
-------------------------------------------------------------------------------------  ----

PART I   FINANCIAL INFORMATION
ITEM 1.   Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . .     1
Condensed Consolidated Balance Sheets at June 30, 2003 and 2002 . . . . . . . . . . .     1
Condensed Consolidated Statements of Operations for June 30, 2003 and 2002. . . . . .     3
Condensed Consolidated Statements of Cash Flows for June 30, 2003 and 2002. . . . . .     4
Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . .     6

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk. . . . . . . . . .    22

ITEM 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

PART II   OTHER INFORMATION

ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
ITEM 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
ITEM 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . .    24
ITEM 4. Submission of Matters to Vote of Security Holders . . . . . . . . . . . . . .    24
ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .    26

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

ITEM  1.   FINANCIAL  STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


June 30,                          2003        2002
--------------------------------------------------

 ASSETS

 CURRENT ASSETS
      Cash                    $ 80,734  $  135,370
      Accounts receivable      142,759     201,331
--------------------------------------------------
 Total current assets          223,493     336,701

 FIXED ASSETS - NET            127,314   2,130,306

 CAPITALIZED SOFTWARE  COSTS    33,375     172,513

 OTHER ASSETS                   34,502     158,292
--------------------------------------------------
                              $418,684  $2,797,812
==================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


 June 30,                                                                          2003           2002
-------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERSDEFICIT

 CURRENT LIABILITIES
      Current portion of notes payable (Note 3)                            $     52,000   $    218,257
      Current portion of capitalized lease obligations                           26,629         37,604
      Notes payable - related party                                              80,000         80,000
      Convertible debt notes payable (Note 4)                                   332,847              -
      Accounts payable and accrued expenses                                     338,432        226,659
      Accrued payroll, vacation and related taxes                               122,129        145,581
      Customer deposits and deferred revenue                                          -        238,362
      Billing in excess of costs incurred and estimated earnings (Note 2)             -        441,720
      Provision for anticipated loss (Note 2)                                     5,174         47,341
      Income taxes payable                                                        2,526              -
-------------------------------------------------------------------------------------------------------
 Total current liabilities                                                      959,737      1,435,524

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3)                                 65,260      2,350,797

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                           6,558         23,780

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES                         517,630        568,865

 DEFERRED GAIN - ASSETS HELD FOR SALE                                         1,123,857              -

 DEFERRED REVENUE                                                                 5,000          5,000
-------------------------------------------------------------------------------------------------------
 Total liabilities                                                            2,678,042      4,383,966

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS DEFICIT
      Convertible preferred stock, $.0001 par value, 10,000,000 shares
           authorized no shares issued or outstanding                                 -              -
      Common stock, $.0001 par value; 25,000,000 shares authorized, and
           15,338,907 and 14,858,396 shares issued and outstanding,
           respectively                                                           1,533          1,485
      Additional paid-in capital (Note 5)                                     8,728,659      8,224,827
      Additional paid-in capital - stock options                                750,000        750,000
      Deferred compensation                                                    (250,000)      (250,000)
      Accumulated deficit                                                   (11,489,550)   (10,312,466)
-------------------------------------------------------------------------------------------------------
 Total stockholders deficit                                                 (2,259,358)    (1,586,154)
-------------------------------------------------------------------------------------------------------
                                                                           $    418,684   $  2,797,812
=======================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          SPACEDEV, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                               Three-Months Ending                    Six-Months Ending

 Three and Six-Months Ending June 30,          2003     %         2002     %         2003     %         2002     %
---------------------------------------  -----------        -----------        -----------        -----------
 NET SALES                                  753,956   100%     862,638   100%   1,286,795   100%   1,812,408   100%


 TOTAL COST OF SALES                        577,874    77%     729,614    85%   1,039,484    81%   1,441,577    80%

 GROSS MARGIN                               176,082    23%     133,024    15%     247,311    19%     370,831    20%
---------------------------------------  -----------  ----  -----------  ----  -----------  ----  -----------  ----

 OPERATING EXPENSES
    Marketing and sales expense             134,005    18%      42,527     5%     199,047    15%      68,772     4%
    Research and development                251,983    33%           -     0%     251,983    20%           -     0%
    General and administrative              155,006    21%     113,241    13%     524,922    41%     298,964    16%
---------------------------------------  -----------  ----  -----------  ----  -----------  ----  -----------  ----

 TOTAL OPERATING EXPENSES                   540,994    72%     155,768    18%     975,952    76%     367,736    20%
---------------------------------------  -----------  ----  -----------  ----  -----------  ----  -----------  ----

 PROFIT (LOSS) FROM OPERATIONS             (364,912)  -48%     (22,744)   -3%    (728,641)  -57%       3,095     0%
---------------------------------------  -----------  ----  -----------  ----  -----------  ----  -----------  ----

 OTHER INCOME (EXPENSE)
 Interest income (expense)                  (14,179)   -2%     (64,852)   -8%     (34,628)   -3%    (120,012)   -7%
 Non-Cash interest income (expense)        (100,453)  -13%           -     0%    (200,908)  -16%           -     0%
            debt discount (Note 5)
 Gain on Building Sale (Note 4(a))           29,318     4%           -     0%      48,863     4%           -     0%
---------------------------------------  -----------  ----  -----------  ----  -----------  ----  -----------  ----

 TOTAL OTHER INCOME (EXPENSE)               (85,314)  -11%     (64,852)   -8%    (186,673)  -15%    (120,012)   -7%
---------------------------------------  -----------  ----  -----------  ----  -----------  ----  -----------  ----

 LOSS BEFORE TAXES                         (450,226)  -60%     (87,596)  -10%    (915,314)  -71%    (116,917)   -6%

 INCOME TAX PROVISION                       (37,474)   -5%           -     0%       2,526     0%           -     0%

 NET LOSS                                  (412,752)  -55%     (87,596)  -10%    (917,840)  -71%    (116,917)   -6%
=======================================  ===========  ====  ===========  ====  ===========  ====  ===========  ====

 NET LOSS PER SHARE:
      Net loss                                (0.03)             (0.01)             (0.06)             (0.01)
---------------------------------------  -----------        -----------        -----------        -----------

      Weighted-Average Sh. Outstanding   15,092,489         14,858,396         15,092,489         14,842,070


The accompanying notes are an integral part of these consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


 Six-Months Ending June 30,                                                      2003        2002
------------------------------------------------------------------------  ------------  ----------

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                            $  (917,840)  $(116,917)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                      106,201     134,240
           Contributed assets                                                       -     (16,251)
           (Gain) loss on disposal of assets                                  (48,863)      7,410
           Non-cash interest expense - convertible debt program (Note 4)      200,908           -
           Change in operating assets and liabilities:                       (159,009)    (13,286)
------------------------------------------------------------------------  ------------  ----------
 NET CASH (USED IN) OPERATING ACTIVITIES                                     (818,603)     (4,804)
------------------------------------------------------------------------  ------------  ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of assets                                                        3,150,124           -
      Purchases of fixed assets                                                (3,100)          -
------------------------------------------------------------------------  ------------  ----------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                                   3,147,024           -
------------------------------------------------------------------------  ------------  ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes payable                                  (2,524,537)    (34,303)
      Principal payments on capitalized lease obligations                     (16,741)    (17,160)
      Payments on notes payable - related party                              (159,999)    (40,000)
      Proceeds from issuance of common stock                                  425,942      20,000

 NET CASH (USED IN) FINANCING ACTIVITIES                                   (2,275,335)    (71,463)
------------------------------------------------------------------------  ------------  ----------
 Net increase (decrease) in cash                                               53,086     (76,267)
------------------------------------------------------------------------  ------------  ----------
 CASH AT BEGINNING OF PERIOD                                                   27,648     211,637
------------------------------------------------------------------------  ------------  ----------
 CASH AT END OF PERIOD                                                    $    80,734   $ 135,370
========================================================================  ============  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)

 Six-Months Ending June 30,                                                 2003      2002
-----------------------------------------------------------------------  -------  --------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest                                                      $15,494  $124,012

 NONCASH INVESTING AND FINANCING ACTIVITIES:

      During 2002, the Company issued warrants to purchase 1,229,705 shares of common stock under the Company's convertible debt program.  A debt discount of $475,000 was recorded related to this convertible debt (See Note 4).  These warrants were valued in accordance with SFAS 123 for fair value of approximately $475,000.  As of June 30, 2003, $200,908 of the $475,000  was amortized to non-cash interest expense.
______________________________________________________________________________________________


The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiaries, Integrated Space Systems Inc. (ISS), and SpaceDev Oklahoma. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2003 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of June 30, 2003 and 2002 have been prepared assuming the Company will continue as a going concern. Even though the Company reduced its working capital deficit with the sale and leaseback of its facility, the Company had a working capital deficit of approximately $700,000 as of June 30, 2003, and incurred a net loss of approximately $918,000 for the six-months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
During the first six months of 2003, management raised approximately $426,000 through a private equity placement, concluded a transaction to sell its facility and lease it back for a ten (10) year period and arranged for a revolving credit facility on its accounts receivable with Laurus Master Fund, Ltd. Subsequent to June 30, 2003, management filed a Form SB-2 related to the Laurus transaction and intends to obtain new commercial and government contracts and to seek additional financing through a combination of public and private debt or equity placements, commercial project financing and government programs to fund future operations and commitments. There is no assurance that new contracts or additional debt or equity financing needed to fund operations will be available or, if obtained, will be in sufficient amounts necessary to meet the Company's needs.

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

Beginning in the second quarter 2002, capitalized software costs are amortized over their estimated useful lives using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144. As of June 30, 2003, management believed no impairment existed, as defined by SFAS No. 144.

1.  BASIS  OF  PRESENTATION  CONT.

The Company expenses research and development costs as incurred. During the period ending June 30, 2003, the Company expensed approximately $252,000, consisting of approximately $171,000 related to its hybrid rocket propulsion technology and approximately $81,000 related to its satellite bus design technology.

2.       REVENUE  RECOGNITION

In November 1999, the Company was awarded a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). The Company was competitively selected by UCB/SSL to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first mission of NASA's low-cost University-Class Explorer ("UNEX") series. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating and is continuing to work well in orbit. In 2000, the Compay reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, the Company accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB, which added approximately $1.2 million to the contract as well as an increase in contract scope. This increased the total contract revenue to approximately $6.8 million and reduced the total expected loss on the contract to approximately $460,000. During 2002, an additional contract modification for approximately $400,000 was signed, which also increased the contract value and scope to the current value of the CHIPSat project of approximately $7.4 million, changing the total expected loss on the contract to approximately $514,000, most of which could have been recorded as research and development costs associated with the development of the Company's ongoing satellite design and development programs. As of June 30, 2003, approximately 99% of the total contract costs were expended and the remaining loss on the balance sheet at June 30, 2003 totaled approximately $5,000.
Revenues for the six-months ending June 30, 2003 and 2002 were approximately $331,000 and $806,000 respectively. The Company is currently receiving monthly payments on the contract according to a preset payment schedule detailed in the contract. The CHIPSat contract is expected to conclude in January 2004.

In September 2001, the Company was awarded a contract for a proprietary propulsion research program valued in excess of $1.0 million. As a part of the Company's proprietary propulsion program, the Company is competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at approximately $2.2 million. Work on this project generated approximately $1.2 million in revenues during 2002. As of June 30, 2003, the Company has recognized approximately $24,000 of gross margin on this contract. The Company reviewed the contract status in the fourth quarter of 2002, to evaluate changes to the total estimated costs to complete the contract due to schedule delays, as a result, the overall gross margin on this contract was reduced from approximately $388,000 to approximately $28,000.

3.     NOTES  PAYABLE

a.  Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. The Company's Chief Executive
Officer provided a guarantee for the leaseback. In conjunction with the sale, the Company entered into a lease agreement with the buyer to lease back its facilities.

3.  NOTES  PAYABLE  CONT.

The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten (10) years ending in January 2013. As of June 30, 2003, the deferred gain was $1,123,857. This amortization will be included in the Company's occupancy and facility expense and totaled $48,863 for the six-months ending June 30, 2003.


Deferred  gain  consisted  of  the  following:


Six-Months Ending June 30, 2003
Deferred Gain                    $1,172,720
Less Amortization to date           (48,863)
-------------------------------  -----------
                                 $1,123,857

In 2001, the Company entered into four (4) settlement loan agreements with various vendors. The total of $171,402 for all four (4) loans called for payments of between 24 and 50 months with interest rates that range from 0% to 8% per annum. At June 30, 2003 and 2002, the outstanding balances on these notes were $117,260 and $175,390, with future interest expense of $7,100 and $14,548, respectively.

Future minimum principal payments on notes payable and settlement notes are as follows:


Period Ending June 30,
2003                     52,000
2004                     35,766
2005                     29,494
----------------------  -------
Total Settlement Notes  117,260

b)      Related  Parties

The Company has a note payable to the CEO. At June 30, 2003 and 2002, the balances were $597,630 and $648,864, respectively, including accrued interest of 10%. The note was amended on March 20, 2000 to call for annual principle payments of not less than $80,000 per year with interest at 10%.

Future minimum principal payments on notes payable, related parties are as follows:


Period Ending June 30,
                        2004  $ 80,000
                        2005    80,000
                        2006    80,000
                        2007    80,000
                        2008    80,000
Thereafter                     197,630
----------------------        --------
                              $597,630

Interest expense on these notes was $19,133 and $23,633 for the six-months ending June 30, 2003 and 2002, respectively.

3.  NOTE  PAYABLE  CONT.

c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus Master Fund, Ltd. ("Laurus"), which were filed on Form 8-K dated June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets. The net proceeds from the Convertible Note shall be used for general working capital needs. Advances on the Convertible Note may be repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Note carries an interest rate of WSJ Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. There was no outstanding balance on the revolving credit facility at June 30, 2003.

The Company filed Form SB-2 on July 25, 2003 in connection with this transaction. Once the shares are registered with the Securities and Exchange Commission ("SEC") for public resale and the then current market price is 118% of the fixed conversion price, the Company will have an option to pay amounts outstanding under the revolving credit facility in shares of its common stock at the fixed conversion price of $0.55 per share on the first $1 million of principal.

The Convertible Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, on any outstanding balance at the time, the Convertible Note will be convertible into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the agreements). The fixed conversion price will be adjusted after conversion of the first $1 million to 103% of the then fair market value of our common stock ("Adjusted Fixed Conversion Price").

Availability of funds under the revolving credit facility will be based on our accounts receivables. The revolving credit facility will be secured by all of the Company's assets, except for an initial three (3) month period during which Laurus will permit a credit advance up to $300,000, which amount might otherwise exceed eligible accounts receivable during the period.

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year (and the Company will be required to pay a continuation fee of $10,000 for each year thereafter), which fee will be expensed as additional interest expense. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock, as stated herein. The value of the warrant of approximately $98,475 will be treated as additional interest expense and will be amortized over the three-year life of the Convertible Note, unless sooner terminated. The warrant exercise price is computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

In addition to the initial warrant, the Company is obligated to issue an additional five-year warrant to Laurus to purchase one share of common stock at an exercise price equal to 125% of the Adjusted Fixed Conversion Price for every ten dollars ($10) in principal of the Convertible Note converted into common stock, if and when over $1 million is converted under the revolving credit facility. The value of the warrant will be determined, if and when issued, and will be treated as additional interest expense and will be amortized over the remaining term of the Convertible Note, unless sooner terminated. No more than an aggregate of 100,000 shares of the Company's common stock may be purchased by Laurus under such additional warrants.

4.     CONVERTIBLE  DEBT  NOTES  PAYABLE

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible debentures to various director's and officers of the Company. The total funding was completed on November 14, 2002. The convertible debentures entitle the holder to convert the principal and unpaid accrued interest into the Company's common stock when the note matures. The maturity on the notes was six (6) months from issue date. On March 25, 2003, an amendment was executed which extend these notes an additional six (6) months. The convertible debentures are exercisable into a number of the Company's common shares at a conversion price that equals the 20-day average ask price less 10%, which was established when the debentures were issued, or the initial conversion price.

Concurrent with the issuance of the convertible debentures, the Company issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price which is equal to the 20-day average ask price less 10% which was established when the debentures were issued, or the initial conversion price of the debentures. Upon issuance, the issued warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount.

As a result of the change to the maturity date of the convertible debt, the amortization period for the debt discounts was also extended during the first quarter in 2003.

All debt discounts are to be amortized as additional interest expense over the term of the convertible debenture. As of June 30, 2003, $475,000 has been reflected as debt discount of which $200,908 was amortized to non-cash interest expense for the first six-months ending June 30, 2003.


Convertible debentures                                    $ 475,000
Accrued interest                                              6,938
Less debt discount
     Total                                      475,000
     Amount amortized to expense               (325,909)   (149,091)
---------------------------------------------  ---------  ----------
Net convertible debt payable at June 30, 2003             $ 332,847

5.     STOCKHOLDERS'  EQUITY  -  COMMON  STOCK  AND  WARRANTS

On November 5, 2000, the Company commenced a private placement offering ("PPO") for a maximum of 1,000,000 shares of the Company's $0.0001 par value common stock and warrants to purchase an additional 1,000,000 shares of common stock (the "Units"). The offering price of the Units was the five-day average of the bid and ask prices for the Company's common stock on the date of issuance, with a minimum per Unit price of $1.00. The warrants allowed the holder to acquire additional shares at $0.50 above the offering price of the shares. The Company sold to one related-party investor under these terms.

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

The Company sold 153,060 Units under the PPO during 2002. The Company received $75,000 for the Units sold under the PPO during 2002.

5.     STOCKHOLDERS'  EQUITY  -  COMMON  STOCK  AND  WARRANTS  CONT.

On January 16, 2003 and February 14, 2003, pursuant to an extension of the PPO, the Company sold 665,188 and 196,079 Units, respectively. The Company received approximately $426,000 for the Units sold under the PPO during the first quarter 2003. The Company, in total, sold 1,196,079 Units under the PPO and received a total of approximately $646,000 under the PPO.

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending June 30, 2003 and 2002 using the minimum value method as prescribed by SFAS 123, as amended by SFAS
148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility of was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the period ending June 30, 2003 and 2002 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:


Six-Months Ending June 30,                      2003        2002
Net loss:
                            As reported    ($917,840)  ($116,917)
                            Pro forma    ($1,056,426)  ($206,876)
Loss per Share:
                            As reported       ($0.06)     ($0.01)
                            Pro forma         ($0.07)     ($0.01)

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

6.     NEW  ACCOUNTING  PRONOUNCEMENTS  CONT.

In January 2003 the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The adoption of this Statement is not expected to have a material effect on the condensed consolidated financial statements.

7.     SUBSEQUENT  EVENTS

On May 17, 2002, the Company entered into an "at-will" employment agreement with Mr. Schaffer. The agreement provided for Mr. Schaffer's compensation of salary, benefits and options to purchase up to 450,000 shares of the Company's common stock. The agreement also provided for severance under certain termination provisions. Due to a shift in the Company's short-term focus toward projects rather than products, Mr. Schaffer signed a Separation Agreement and General Release on July 2, 2003. Mr. Schaffer will receive salary and benefits until August 8, 2003 and will remain on the Company's Board of Directors without further board compensation for a one-year period. Mr. Schaffer will retain certain exercise rights on his vested options of 90,000 shares until the earlier of (i) eighteen (18) months from his resignation as a member of the Company's Board of Directors or other subsequent consulting relationship with the Company, or (ii) July 19, 2008.

7.     SUBSEQUENT  EVENTS  CONT.

On July 9, 2003, the Company was awarded a Phase I contract to develop micro- and nano-satellite bus and subsystem designs. This AFRL Small Business Innovation Research (SBIR) contract, valued at approximately $100,000, will enable us to explore the further miniaturization of the Company's unique and innovative microsat subsystems. It will also enable the Company to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract is fixed price, milestone-based and should be completed within one (1) year.

On July 9, 2003, the Company was awarded a Phase I SBIR contract by AFRL to design and begin the development of the SpaceDev Streaker(TM) small launch vehicle (SLV). SpaceDev Streaker(TM) will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit (LEO). The SpaceDev Streaker(TM) SLV concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract is also valued at approximately $100,000, is a fixed price, milestone-based agreement, which should be completed within one
(1) year. Both SBIRs have the possibility of Phase II carry-forward work; however, there can be no assurance that such work will be awarded to the Company.

Also, on July 9, 2003, the Company was awarded a second contract by the Missile Defense Agency (MDA) to explore the use of micro-satellites in national missile defense. The Company's microsats are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study will explore fast response microsat launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract value is $800,000, and the total value of our microsatellite studies for MDA is over $1 million this year.

On July 24, 2003, the Company was awarded a contract by Lunar Enterprise of California (LEC) for a first phase project to begin developing a conceptual mission and spacecraft design for a lunar lander program. The unmanned mission will be designed to put a small dish antenna near the south pole of the Moon. From that location it will be in near-constant sunlight for solar power generation, and should be able to perform multi-wavelength astronomy while communicating with ground stations on Earth. The Company will analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements. This contract is valued at $100,000, is a fixed price, milestone-based agreement, which should be completed by November 20, 2003.

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

OVERVIEW

We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. We are currently focused on the development of low-cost micro-satellites, nanosatellites and related subsystems, hybrid rocket propulsion as well as the associated engineering technical services primarily to government, and specifically Department of Defense, agencies. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based orbital Maneuvering and orbital Transfer Vehicles ("MTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our micro-satellite and nano-satellite products and services in the long-term, the early adopters of this technology appears to be the military and our "products" are considered to be the outcome of specific projects. We are also developing commercial hybrid rocket motors and small high performance space vehicles and subsystems for commercial customers.

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

In November 1999, we won a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). We were competitively selected by UCB/SSL to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first mission of NASA's low-cost University-Class Explorer ("UNEX") series. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating and is continuing to work well in orbit. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB, which added approximately $1.2 million to the contract as well as an increase in contract scope. This increased the total contract revenue to approximately $6.8 million and reduced the total expected loss on the contract to approximately $460,000. During 2002, an additional contract modification for approximately $400,000 was signed, which also increased the contract value and scope to the current value of the CHIPSat project of approximately $7.4 million, changing the total expected loss on the contract to approximately $514,000, most of which could have been recorded as research and development costs associated with the development of our ongoing satellite design and development programs. As of June 30, 2003, approximately 99% of the total contract costs were expended and the remaining loss on the balance sheet at June 30, 2003 totaled approximately $5,000. Revenues for the six-months ending June 30, 2003 and 2002 were approximately $331,000 and $806,000 respectively. The Company is currently receiving monthly payments on the contract according to a preset payment schedule detailed in the contract. The CHIPSat contract is expected to conclude in January 2004.

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

In September 2001, we were awarded a contract for a proprietary propulsion research program valued in excess of $1.0 million. As a part of that program, we are competing with another party to design a space propulsion system. The entire contract, which will be awarded based upon the submitted designs, is valued at approximately $2.2 million. We expect this contract to generate revenue in 2003 of approximately $240,000. Work on this project generated approximately $1.2 million in revenues during 2002. As of June 30, 2003 we have recognized approximately $24,000 of gross margin on this contract. We reviewed the contract status in the fourth quarter of 2002, to evaluate changes to the total estimated costs to complete the contract due to schedule delays. Further discussion of the impacts of the contract delay is included under "Liquidity and Capital Resources
-  Forward  Looking  Statements  and  Risk  Analysis"  below.

On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Lab ("AFRL"). We received an award for Phase II of the contract on March 28, 2003, and will use the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) are worth up to approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. AFRL Phase II is a cost-plus contract. In addition to the Phase I and Phase II awards, there is an option worth approximately $1 million. The option has been awarded and work will begin once certain milestones are met to the satisfaction of the AFRL project manager.

On July 9, 2003, we were awarded a Phase I contract to develop micro- and nanosatellite bus and subsystem designs. This AFRL Small Business Innovation Research ("SBIR") contract, valued at approximately $100,000, will enable us to explore the further miniaturization of our unique and innovative microsat subsystems. It will also enable us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract is fixed price, milestone-based and should be completed within one year.

On July 9, 2003, we were awarded a Phase I SBIR contract by AFRL to design and begin the development of the SpaceDev Streaker(TM) small launch vehicle ("SLV"). SpaceDev Streaker(TM) will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit ("LEO"). The SpaceDev Streaker(TM) SLV concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract is also valued at approximately $100,000, is a fixed price, milestone-based agreement, which should be completed within one year. Both SBIRs have the possibility of Phase II carry-forward work; however, there can be no assurance that such work will be awarded to us.

Also, on July 9, 2003, we were awarded a second contract by the Missile Defense Agency ("MDA") to explore the use of micro-satellites in national missile defense. Our microsats are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study will explore fast response microsat launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract value is $800,000, and the total value of our microsatellite studies for MDA will be over $1 million this year.

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

      Six-Months Ending June 30, 2003 -vs.- Six-Months Ending June 30, 2002

During the six-months ending June 30, 2003, we had net sales of approximately $1,287,000 as compared to net sales of approximately $1,812,000 for the same six-month period in 2002. Sales in 2003 were comprised of approximately $397,000 from the proprietary propulsion contract, $331,000 from the CHIPSat program, $250,000 from the MDA project, $242,000 from Phase I and Phase II of the AFRL project and approximately $67,000 from all other programs. In the first six-months of 2002, sales were comprised of approximately $806,000 from the CHIPSat program, $807,000 from the proprietary propulsion contract and $199,000 from all other programs.

For the six-months ending June 30, 2003, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $1,039,000, or 81% of net sales, as compared to approximately $1,442,000, or 80% of net sales, during the same period in 2002. Although proportionally consistent, this decrease in amount was primarily due to an overall reduction of direct costs on current projects and to delays and schedule slips on additional projects. The gross margin percentage for the six-months ending June 30, 2003 remained at approximately the same level as the same six-month period in 2002.

We experienced an increase in operating expenses from approximately $368,000, or 20% of net sales, in the six-months ending June 30, 2002 to approximately $976,000, or 76% of net sales, for the six-months ending June 30, 2003. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses as well as research and development expenses. Marketing and sales expenses increased from approximately $69,000, or 4% of net sales, for the first six-months of 2002, to approximately $199,000, or 15% of net sales, during the same period in 2003, due to our decision to expand our marketing department and add a Vice President of Marketing and Product Development. We began incurring research and development ("R&D") expenses of approximately $252, 000, during the six-months ending June 30, 2003. Approximately $171,000 of R&D was in connection with our hybrid rocket propulsion design and the remaining $81,000 was part of our satellite bus design and development. The increase in G&A expenses of approximately $226,000 was primarily due to certain new expenses including rent of approximately $130,000 (we owned the building in 2002 and incurred interest expense on loans but not rental payments), amortization of previously capitalized technology costs of approximately $35,000, which amortization began in the second quarter of 2002, and fees related our new Laurus revolving credit facility of approximately $42,000, which credit facility began on June 3, 2003.

Interest  expense  for  the  six-months  ending  June  30,  2003  and  2002  was approximately $35,000, 3% of net sales, and $120,000, 7% of net sales, respectively. The decrease was due to the building sale on January 31, 2003, which reduced overall interest on the notes associated with the building. We continue to pay interest expense on certain capital leases and settlement notes. In addition, we accrued interest expense related to our related party note and convertible debentures. In the six-months ending June 30, 2003 and 2002, the accrued interest on our related party note was $19,133 and $23,633, respectively. We also accrued $4,863 of interest on our convertible notes for the six-months ending June 30, 2003. In conjunction to our convertible notes there is an existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000, of which approximately $201,000 was expensed during the six-months ending June 30, 2003. The remainder will be amortized over the remaining life of the notes. We recognized approximately $49,000 of the deferred gain on the sale of the building during the six-months ending June 30, 2003 and we will continue to amortize the remaining deferred gain of $1,123,857 into income over the remainder of the lease. In relation to the gain we received on the building, we also accrued an income tax payable expense of $40,000 at March 31, 2003 of which only $2,526 remained at June 30, 2003. The reduction of the income tax payable was due to a change in estimate based on the loss we experienced during the first six-months of 2003.

During the six-months ending June 30, 2003, we incurred a net loss of approximately $918,000, or 71% of net sales, compared to a net loss of approximately $117,000, or 6% of net sales, for the same six-months ending in 2002. The increase in the net loss was due to our reduction in revenues with the substantial completion of CHIPSat and to an increase in operating expenses, as discussed above.

    Three-Months Ending June 30, 2003 -vs.- Three-Months Ending June 30, 2002

During the three-months ending June 30, 2003, we had net sales of approximately $754,000 as compared to net sales of approximately $863,000 for the same three-month period in 2002. Sales in second quarter of 2003 were comprised of approximately $160,000 from the proprietary propulsion contract, $265,000 from the CHIPSat program, $92,000 from the MDA project, $222,000 from Phase I and Phase II of the AFRL project and approximately $14,000 from all other programs. In the three-months ended June 30 2002, sales were comprised of approximately $325,000 from the CHIPSat program, $441,000 from the proprietary propulsion contract and $97,000 from all other programs.

For the three-months ending June 30, 2003, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $578,000, or 77% of net sales, as compared to approximately $730,000, or 85% of net sales, during the same three-month period in 2002. This improvement was primarily attributable to an effort to separate investments in technology development from direct costs on current projects. Beginning in the second quarter of 2003, specifically identified developmental efforts that are expected to provide general added value to many projects will be recorded as research and development expense, rather than cost of sales to a specific project. The gross margin percentage for the three-months ending June 30, 2003 increased to 23% as compared to 15% for the same three-month period in 2002, due to a shift in business from fixed price to cost-plus projects, with the beginning of AFRL Phase II during the three-months ending June 30, 2003. AFRL Phase II is a cost-plus program.

We experienced an increase in operating expenses from approximately $156,000, or 18% of net sales, in the three-months ending June 30, 2002 to approximately $541,000, or 72% of net sales, for the three-months ending June 30, 2003. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses as well as research and development expenses. Marketing and sales expenses increased from approximately $43,000, or 5% of net sales, for the three-months ending June 30, 2002, to approximately $134,000, or 18% of net sales, during the same period in 2003, due to our decision to expand our marketing department and add a Vice President of Marketing and Product
Development. We had R&D expenses of approximately $171,000 related to our hybrid rocket propulsion design and R&D expenses of approximately $81,000 related to our satellite bus design and development, totaling approximately $252,000, or 33% of net sales, during the three-months ending June 30, 2003.
G&A expenses consist primarily of salaries for administrative personnel, fees for outside consultants, rent, insurance, legal and accounting fees and other overhead expenses. The increase in total G&A expenses of approximately $42,000 was primarily due to new rent expenses in 2003. There were only interest expenses in 2002, as we owned the building in 2002.

Interest expense for the three-months ending June 30, 2003 and 2002 was approximately $14,000, or 2% of net sales, and $65,000, or 8% of net sales, respectively. The decrease was due to the building sale on January 31, 2003, which reduced overall interest on the notes associated with the building. We continue to pay interest expense on certain capital leases and settlement notes. In addition, we accrued interest expense related to our related party note and convertible debentures. In the three-months ending June 30, 2003 and 2002, the accrued interest on our related party note was $9,266 and $11,566, respectively. We also accrued $2,738 of interest on our convertible notes for the three-months ending June 30, 2003. In conjunction with our convertible notes there is an existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000, of which approximately $100,000 was expensed during the three-months ending June 30, 2003. The remainder will be amortized over the remaining life of the notes. We recognized approximately $29,000 of the deferred gain on the sale of the building during the three-months ending June 30, 2003 and we will continue to amortize the remaining deferred gain of $1,123,857 into income over the remainder of the lease. In relation to the gain we received on the building, we also credited the accrued income tax payable expense by ($37,474) due to a change in accrual estimate during the first quarter of 2003 and a larger loss than anticipated for the three-months ending June 30, 2003.

During the three-months ended June 30, 2003, we incurred a net loss of approximately $413,000, or 55% of net sales, compared to a net loss of approximately $88,000, or 10% of net sales, for the same three months ended in 2002. The increase in the net loss was due to our reduction in revenues and to an increase in operating expenses, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

  Cash Position For Six-Months Ending June 30, 2003 -vs.- Six-Months Ending June
                                    30, 2002

Net increase in cash during the six-months ending June 30, 2003 was approximately $53,000, compared to a net decrease of approximately ($76,000) for the same six-months in 2002. Net cash used in operating activities totaled approximately ($819,000) for the six-months ending June 30, 2003, an increase of approximately $814,000 as compared to approximately ($5,000) used in operating activities during the same six-months in 2002. This is attributable in part to the increase in our research and development projects of approximately $253,000. The increase can also be attributed to our overall increase in G&A expenses, the reduction of our revenues, an increase in marketing and sales expenses and the decrease in accounts payable for the six-months ending June 30, 2003 compared to those positions during the same period in 2002.

Net cash provided by investing activities totaled approximately $3,147,000 for the six-months ending June 30, 2003, compared to no cash used in or provided by investing activities during the same six-month period in 2002. The increase in cash provided by investing activities is primarily attributable to the sale of the building on January 31, 2003.

Net cash used in financing activities totaled approximately ($2,275,000) for the six-months ending June 30, 2003, which is a decrease of approximately $2,204,000 from the approximately ($71,000) used in financing activities during the same six-month period 2002. This is primarily attributable to paying off notes payable associated with the building sale.

At June 30, 2003, our cash, which includes cash reserves and cash available for investment, was approximately $81,000, as compared to approximately $135,000 at June 30, 2002, a decrease of approximately $54,000. At June 30, 2003, our working capital ratio remained at 0.23 for the six-months ended June 30, 2003 and 2002.

As of June 30, 2003, our backlog of funded and non-funded business was approximately $3.2 million, as opposed to approximately $2.6 million as of June 30, 2002. During the six-months ending June 30, 2003, we won the AFRL Phase II contract worth approximately $1.4 million, negotiated increases of approximately $1.0 million to the AFRL Phase II Contract as a deferred option still open, continued the proprietary propulsion project, completed significant milestones on CHIPSat, completed MDA's Phase I project and obtained a purchase order for an $800,000 project, obtained two AFRL SBIR Phase I grants and were awarded a $100,000 contract by Lunar Enterprises.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately $1.3 million consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. The federal and state tax loss carry forwards will expire through 2022 unless previously utilized. The State of California has suspended the utilization of net operating losses for 2003. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $100,000 during the six-months ending June 30, 2003, from $1.4 million at December 31, 2002 to $1.3 million at June 30, 2003. Please refer to our consolidated financial statements, which are a part of this report for further information regarding our liquidity and capital resources.

Critical  Accounting  Standards
-------------------------------

Our revenues are transitioning from primarily fixed price contracts where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs to cost plus contracts where revenues are recognized as costs are incurred and services are performed. Losses on contracts are recognized when they become known and reasonably estimable (see Notes to the Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis. Time and materials revenues are recognized as services are performed. Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

In  October  1995,  the  FASB  issued  SFAS No. 123, "Accounting for Stock-Based
Compensation." We adopted FAS 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and have provided pro forma disclosures as if the fair value based method prescribed SFAS 123 has been utilized. See Notes to the Consolidated Financial Statements. We have valued our stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends the FAS 123, Accounting for Stock-Based Compensation was published by Financial Accounting Standards Board on December 31, 2002. The effective date of the new FASB Statement is December 15, 2002. FAS 123 prescribes a "fair value" methodology to measure the cost of stock options and other equity awards. Companies may elect either to recognize fair value stock-based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. We have chosen the latter approach. The immediate impact of FAS 148 is more frequent and prominent disclosure of stock-based compensation costs, starting with financial statements for the year ended December 31, 2002 for companies whose fiscal year is the calendar year. FAS 148 also provides some flexibility for the transition, if a company chooses the fair-value cost recognition of employee stock options.

Fixed assets are depreciated over their estimated useful lives of three-to-five years using the straight-line method of accounting in accordance with Statement of Financial Accounting Standards No. 144. Goodwill and other intangible assets were created upon the acquisition of our subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three-to-five years. Goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 142. Effective November 2001, there will be no more amortization of goodwill (see Notes to the Consolidated Financial Statements).

CASH  POSITION  AND  GOING  CONCERN

Our auditors expressed in their formal auditors' opinion dated February 13, 2003 that our December 31, 2002 financial position raises substantial doubt about our ability to continue as a going concern. The opinion is based on net losses incurred by us for the years ended December 31, 2002 and 2001 of approximately $400,000 and $1.9 million, respectively, and working capital deficits of approximately $200,000 and $1.0 million, respectively, for those years. Although there was a significant reduction in the working capital deficit, items remain that raise substantial doubt about our ability to continue as a going concern. Management believes that this condition remains at June 30, 2003. Our ability to continue as a going concern depends upon our ability to implement our plans to reduce the working capital deficit, consummating additional funding and obtaining profitable new business. The funding as well as new business can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed or, if such funding is available, that we can obtain it on terms favorable to the Company. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.

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

At the end of 2002, we raised $475,000 from certain of our directors and officers by issuing 2.03% convertible debentures. The convertible debentures entitle the holder to convert the principal and unpaid accrued interest into our common stock when the note matures. The original maturity on the notes was six
(6) months from issue date; however, on March 19, 2003, the maturity date was extended to twelve (12) months from issue date. The convertible debentures are exercisable into common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the debentures were issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three
(3) years from the date of issuance at the initial exercise price which equals to the 20-day average asking price less 10% as established when the debentures were issued, or the initial conversion price on the debentures. There can be no assurance that additional funds will be raised or, if raised, will be under the same or more favorable terms than the convertible debentures.

During the first six-months of 2003, we raised approximately $426,000 from accredited investors by selling 861,267 units of our common stock and common stock purchase warrants under in a private placement offering made under Section 4(2) of the Securities Act of 1933, and Rule 506, to accredited investors only ("PPO") (See Note 6 of the Condensed Consolidated Financial Statements).

We have sustained ourselves over the last few years with a mixture of government and commercial contracts. In particular, we anticipated and received an award for AFRL Phase II on March 28, 2003. AFRL Phase II is a cost-plus contract, which will require us to incur certain costs in advance of regular contract reimbursements from AFRL. Although we will need a certain amount of cash to fund advance payments on the contract, we will be entitled, as a small business concern, to recover our costs on a weekly basis. In addition, we anticipated and received a purchase order from the MDA to explore the use of micro-satellites in national missile defense. To be explored in this study will be fast response microsat launch and commissioning; small, low-power passive sensors; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The purchase order value is $800,000. It is a cost plus agreement and should be completed in the first quarter of 2004.

We can continue to grow and execute certain parts of our strategy without additional equity funding by identifying, bidding and winning new commercial and government funded programs. We expect to obtain new commercial and government contracts; however, depending on the timing of those contracts, we may need to seek additional and possibly immediate financing through a combination of public and private debt or equity placements, commercial project financing and government programs to fund future operations and commitments. We were successful in obtaining a revolving credit facility from Laurus Master Fund, as described herein; however, there is no assurance that new contracts or additional debt or equity financing needed to fund operations will be available or obtained in sufficient amounts necessary to meet our needs. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $1.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of operations and our cash flows may be impacted by changes in interest rates. As of June 30, 2003, there was no amount outstanding under the revolving credit facility.

ITEM  4:  CONTROLS  AND  PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any significant actions regarding any deficiencies. We have and continue to review our controls and procedures regularly with our management and Board of Directors.

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

Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of fees will be recorded as income in the period they are received. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. There were no further developments during the second quarter of 2003.

ITEM  2.    CHANGES  IN  SECURITIES

Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 10,000 shares each to J. Mark Grosvenor and 5,000 shares each to Curt Dean Blake, Robert Walker, Howell M. Estes, III, Scott McClendon and Wesley T. Huntress for their attendance and participation at the Board of Directors meeting held on May 6, 2003. These options were issued with an exercise price of $0.46 per share, (based on the closing price of our common stock on the date of grant), will vest over two years and will expire on the five-year anniversary date of the date of grant.

On June 3, 2003, we issued warrants to purchase 200,000 shares of common stock to Laurus Master Fund Ltd. The warrants were issued at three different price levels: warrants on 125,000 shares of common stock at an exercise price of $0.63 per share; warrants on 50,000 shares of common stock at an exercise price of $0.69 per share; and warrants on 25,000 shares of common stock at an exercise price of $0.80 per share.

On July 18, 2003, we issued a total of 2,100 shares to employees in exchange for services rendered to us in 2002 and awards given by us in 2002. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act.

Pursuant to its independent director compensation plan, adopted January 16, 2000, we granted options to purchase 10,000 shares each to Howell M. Estes, III and Scott McClendon and 5,000 shares each to Robert Walker and Wesley T. Huntress for their attendance and participation at the Board of Directors meeting held on July 18, 2003. These options were issued with an exercise price of $0.71 per share (based on the closing price of our common stock on the date of grant), will vest over two years and will expire on the five-year anniversary date of the date of grant.

Also, on July 18, 2003, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 50,000 shares of our common stock to one of our new engineers. These options were issued with an exercise price of $0.60 per share (based on the closing price of our common stock on the date of grant), will vest over five years and will expire on the six-year anniversary date of the date of grant.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The annual meeting of the shareholders of SpaceDev, Inc. was held at 13855 Stowe Drive, Poway, California 92064, on July 18, 2003, at 11:00 A.M. Out of a total of 15,338,907 shares outstanding on the date of record, 13,896,380 shares, or approximately 90.6%, were voted in person or by proxy. The following proposals were presented and passed by the amounts indicated below:


PROPOSAL 1:  To elect eight directors to hold office until the 2003 Annual Meeting of Stockholders:
                                                                       FOR         AGAINST  ABSTAIN
James W. Benson                                                        13,871,287    9,975   15,118
Scott McClendon                                                        13,873,462    7,800   15,118
Curt Dean Blake                                                        13,873,462    7,800   15,118
Gen. Howell M. Estes, III                                              13,873,462    7,800   15,118
Robert S. Walker                                                       13,873,462    7,800   15,118
Wesley T. Huntress                                                     13,873,462    7,800   15,118
Stuart E. Schaffer                                                     13,812,129   69,133   15,118
J. Mark Grosvenor                                                      13,873,462    7,800   15,118

PROPOSAL 2:  To approve the appointment of PKF, Certified Public Accountants, as our independent public accountants for the fiscal year ending December 31, 2003:

                                                                       FOR         AGAINST  ABSTAIN
                                                                       13,875,288   10,213   10,879

PROPOSAL 3:  To approve an amendment of our Articles of Incorporation to increase the number of authorized shares of our Common Stock from 25,000,000 shares to 50,000,000 shares:

                                                                       FOR         AGAINST  ABSTAIN
                                                                       13,573,244  309,991   13,145

ITEM  5.    OTHER  INFORMATION

The Sarbanes-Oxley Act of 2002 ("Act") established the Public Company Accounting Oversight Board ("PCAOB") and charged it with the responsibility of overseeing the audits of public companies that are subject to the federal securities laws. Under the Act, the PCAOB's duties include the establishment of a registration system for public accounting firms. The PCAOB has proposed rules for the registration process, which will require approval of the U.S. Securities Commission ("SEC") prior to enforcement. Within 180 days after SEC approval, all public accounting firms will be required to register with the PCAOB if they wish to prepare or issue audit reports on U.S. public companies, or to play a substantial role in the preparation or issuance of such reports. Once registered, public accounting firms will be required to file periodic reports with the PCAOB. At this time, the cost of compliance with these new rules cannot be determined, and, as a result of the recent legislation, the cost of professional liability insurance for public accounting firms has dramatically increased. We were informed by our independent auditor, Nation Smith Hermes Diamond, Accountants and Consultants, P.C. ("Nation Smith"), that it would not register with the PCAOB and, as a result, would not be able to continue to act as our independent auditor once the rules were in effect. Nation Smith did not resign its position as a result of any disagreements with us on accounting or financial disclosure issues.

Effective June 2, 2003, we confirmed with our auditors, Nation Smith Hermes Diamond, P.C., "Nation Smith"), that Nation Smith would no longer be representing us as our accountants, except to provide consent herein. As of that date, we informed Nation Smith that we were engaging a new audit firm as our accountants.

Nation Smith last reported on Registrant's financial statements as of February 13, 2003. The report, which covered the two fiscal years ended December 31, 2002, was an unqualified report modified for going concern. While Nation Smith expressed concern as to the Registrant's ability to remain a going concern, neither the report nor the financial statements for the periods contained any other adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles.

Our Board of Directors ratified the change of independent accountants on June 3, 2003.

During our fiscal year 2002 and the subsequent interim period through July 25, 2003, there were no disagreements with Nation Smith on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Nation Smith's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During fiscal year 2002 and the subsequent interim period through July 25, 2003, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

During fiscal year 2002 and the subsequent interim period through July 25, 2003, Nation Smith did not advise us that the internal controls necessary for us to develop reliable financial statements do not exist.

During fiscal year 2002 and the subsequent interim period through July 25, 2003, Nation Smith did not advise us that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Nation Smith unwilling to be associated with the financial statements prepared by management.

During fiscal year 2002 and the subsequent interim period through July 25, 2003, Nation Smith did not advise us that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

During fiscal year 2002 and the subsequent interim period through July 25, 2003, Nation Smith did not advise us that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

We requested that Nation Smith furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated June 4, 2003, was filed as Exhibit 16.1 to our Form 8-K filing of the same date.

We engaged PKF, Certified Public Accountants, A Professional Corporation ("PKF"), as our new independent accountants on June 2, 2003 for the fiscal year ending December 31, 2003, and to review our quarterly financial statements for the periods ending June 30, 2003 and September 30, 2003. Prior to June 2, 2003, we had not consulted with PKF regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by PKF concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

Certificate  of  James W. Benson Pursuant to Section 1350 of Chapter 63 of Title
18  U.S.  Code     99.1
Certificate  of  Richard  B.  Slansky  Pursuant to Section 1350 of Chapter 63 of
Title  18  U.S.  Code     99.2


(b)     Reports  on  Form  8-K

A Current Report on Form 8-K/A filed June 9, 2003 was filed with the Commission under Item 4 (Changes in Registrant's Certifying Accountant), regarding the replacement of Nation Smith Hermes Diamond P.C. with PKF, Certified Public Accountants, as our accountants.

A Current Report on Form 8-K filed June 18, 2003 was filed with the Commission under Item 5 (Other Events and Regulation FD Disclosure), regarding the revolving credit facility with Laurus Master Fund, Ltd.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEDEV,  INC.
Registrant



Dated:  August  13,  2003

/s/ James W. Benson
-------------------
James  W.  Benson
Chief Executive Officer



Dated:  August  13,  2003

/s/ Richard B. Slansky
----------------------
Richard  B.  Slansky
Chief Financial Officer

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

Date:  August  13,  2003

By:  /s/  James  W.  Benson
---------------------------
James  W.  Benson
Chief  Executive  Officer

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


Date:  August  13,  2003

By:  /s/  Richard B. Slansky
----------------------------
Richard  B.  Slansky
Chief  Financial  Officer