Form 10QSB
period 2003-09-30
SPACEDEV INC
filed 2003-11-12
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2003

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ___________________________  to
______________________________
Commission  File  Number     000-28947.
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
                               ----------------

_
_____
    (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,184,360 shares of Issuer's voting common stock were outstanding on October 31, 2003

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX     PAGE
-----     ----

PART  I   FINANCIAL  INFORMATION







ITEM 1.   Financial Statements (Unaudited)                                              1
     Condensed Consolidated Balance Sheets at September 30, 2003 and 2002               1
     Condensed Consolidated Statements of Operations for September 30, 2003 and 2002    3
     Condensed Consolidated Statements of Cash Flows for September 30, 2003 and 2002    4
     Notes to Condensed Consolidated Financial Statements                               6

ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                          14

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk                      24

ITEM 4. Controls and Procedures                                                         25

PART II   OTHER INFORMATION

ITEM 1. Legal Proceedings                                                               26
ITEM 2. Changes in Securities                                                           26
ITEM 3. Defaults Upon Senior Securities                                                 27
ITEM 4. Submission of Matters to Vote of Security Holders                               27
ITEM 5. Other Information                                                               27
ITEM 6. Exhibits and Reports on Form 8-K                                                27

Signatures                                                                              28

Certifications                                                                          29


ITEM  1.   FINANCIAL  STATEMENTS


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


At September 30,                2003       2002
----------------------------  --------  ----------
 ASSETS

 CURRENT ASSETS
      Cash                    $314,229  $   35,743
      Accounts receivable      297,037     117,552
      Other assets              10,581           -
                              --------  ----------
 Total current assets          621,847     153,295
                              --------  ----------

 FIXED ASSETS - NET            115,288   2,090,925

 CAPITALIZED SOFTWARE  COSTS         -     138,010

 OTHER ASSETS                   35,544      82,465
                              --------  ----------

TOTAL ASSETS                  $772,679  $2,464,695
                              --------  ----------
                              --------  ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


 At September 30,                                                              2003           2002
-------------------------------------------------------------------------  -------------  -------------
 LIABILITIES AND STOCKHOLDERS DEFICIT

 CURRENT LIABILITIES
      Current portion of notes payable                                     $     44,654   $    215,065
      Current portion of capitalized lease obligations                           19,804         35,480
      Notes payable - related party                                              80,000        234,666
      Accounts payable and accrued expenses                                     349,464        542,786
      Accrued payroll, vacation and related taxes                               116,725        132,786
      Customer deposits and deferred revenue                                          -        219,957
      Billing in excess of costs incurred and estimated earnings (Note 2)             -         81,010
      Provision for anticipated loss (Note 2)                                         -         17,914
      Revolving credit facility (Note 4)                                        629,500              -
      Other accrued liabilities (Note 3)                                        139,759              -
                                                                           ------------    ------------
 TOTAL CURRENT LIABILITIES                                                    1,379,906      1,479,664
                                                                           ------------    ------------
 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 4)                                 55,012      2,330,126

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                           6,239         16,018

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES                         506,397        559,931

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTE 4)                                1,094,539              -

 DEFERRED REVENUE                                                                 5,000          5,000
                                                                           ------------    ------------
 TOTAL LIABILITIES                                                            3,047,093      4,390,739
                                                                           ------------    ------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERSDEFICIT
      Convertible preferred stock, $.0001 par value, 10,000,000 shares
           authorized no shares issued or outstanding                                 -              -
      Common stock, $.0001 par value; 50,000,000 shares authorized, and
           16,029,360 and 14,391,008 shares issued and outstanding,
           respectively                                                           1,602          1,439
      Additional paid-in capital (Note 6)                                     8,921,791      7,785,810
      Additional paid-in capital - stock options                                750,000        750,000
      Deferred compensation                                                    (250,000)      (250,000)
      Accumulated deficit                                                   (11,697,807)   (10,213,293)
                                                                           ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT                                     (2,274,414)    (1,926,044)
                                                                           ------------    ------------
                                                                           $    772,679   $  2,464,695
                                                                           ------------    ------------
                                                                           ------------    ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                               Three Months Ending                     Nine Months Ending


 Three and Nine Months Ending September 30,        2003               2002               2003               2002
----------------------------------------------  ------------        ------------        ------------        ------------
 NET SALES                                      $   767,780   100%  $   757,116   100%  $ 2,054,576   100%  $ 2,569,524   100%

 TOTAL COST OF SALES                                642,940    84%      709,419    94%    1,682,424    82%    2,150,996    84%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----
 GROSS MARGIN                                       124,840    16%       47,697     6%      372,152    18%      418,528    16%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----

 OPERATING EXPENSES
    Marketing and sales expense                     112,321    15%       89,762    12%      311,368    15%      158,534     6%
    Research and development                         20,555     3%            -     0%      272,537    13%            -     0%
    Stock and stock option based compensation         4,685     1%     (454,062)  -60%        4,685     0%     (454,062)  -18%
    General and administrative                      137,324    18%      247,731    33%      661,943    32%      546,695    21%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----

 TOTAL OPERATING EXPENSES                           274,885    36%     (116,569)  -15%    1,250,533    61%      251,167    10%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----

 PROFIT (LOSS) FROM OPERATIONS                     (150,045)  -20%      164,266    22%     (878,381)  -43%      167,361     7%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----

 NON-OPERATING EXPENSE (INCOME)
    Interest expense                                 30,056     4%       65,093     9%       64,683     3%      185,105     7%
    Non-cash interest expense
      debt discount (recovery) (Note 5)             (88,408)  -12%            -     0%      112,500     5%            -     0%
    Gain on Building Sale (Note 4(a))               (29,319)   -4%            -     0%      (78,181)   -4%            -     0%
    Loan Fee - Equity Compensation                  148,412    19%            -     0%      148,412     7%            -     0%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----

 TOTAL NON-OPERATING EXPENSE (INCOME)                60,741     8%       65,093     9%      247,414    12%      185,105     7%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----

 PROFIT (LOSS) BEFORE TAXES                        (210,786)  -27%       99,173    13%   (1,125,795)  -55%      (17,744)   -1%

 INCOME TAX BENEFIT                                  (2,526)    0%            -     0%            -     0%            -     0%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----
 NET (LOSS) INCOME                              $  (208,260)  -27%  $    99,173    13%  $(1,125,795)  -55%  $   (17,744)   -1%
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----
----------------------------------------------  ------------  ----  ------------  ----  ------------  ----  ------------  ----


 NET LOSS PER SHARE:
      Net loss                                       ($0.01)        $      0.01              ($0.07)        $      0.00
----------------------------------------------  ------------        ------------        ------------        ------------

      Weighted-Average Shares Outstanding        15,525,203          14,877,307          15,408,961          14,853,988


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 SPACEDEV, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


 Nine-Months Ended September 30,                                                    2003         2002
------------------------------------------------------------------------------  ------------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                  $(1,126,098)  $ (17,744)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                            153,023     218,204
           Contributed assets                                                             -     (16,251)
           (Gain) loss on disposal of assets                                        (78,181)      7,410
           Common stock and stock options issued for compensation and services      153,028    (454,062)
           Non-cash interest expense - convertible debt program                     112,500           -
           Change in operating assets and liabilities:                             (158,844)     42,096

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (944,572)   (220,347)



CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of assets                                                              3,150,124           -
      Purchases of fixed assets                                                      (3,100)          -
------------------------------------------------------------------------------  ------------  ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         3,147,024           -



 CASH FLOWS FROM FINANCING ACTIVITIES
      Principle payments on notes payable                                        (2,542,131)    (58,166)
      Principal payments on capitalized lease obligations                           (25,306)    (27,046)
      Payments on notes payable - related party                                    (179,999)     94,666
      Proceeds from issuance of common stock                                        466,115      34,999
      Proceeds from revolving credit facility                                       623,186           -
      Payments on convertible debt program                                         (257,736)          -
------------------------------------------------------------------------------  ------------  ----------

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (1,915,871)     44,453



 Net increase in cash                                                               286,581    (175,894)



 CASH AT BEGINNING OF PERIOD                                                         27,648     211,637
------------------------------------------------------------------------------  ------------  ----------

 CASH AT END OF PERIOD                                                          $   314,229   $  35,743
------------------------------------------------------------------------------  ------------  ----------
------------------------------------------------------------------------------  ------------  ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)





 Nine-Months Ended September 30,                                                                             2003      2002
----------------------------------------------------------------------------------------------------------  -------  --------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest                                                                                         $30,470  $191,105

 NONCASH INVESTING AND FINANCING ACTIVITIES:

 During the nine-months ending September 30, 2003 and 2002, the Company issued 3,600 and
      2,000 shares of stock for 2002 employee awards and services for 2003 summer & student interns and recorded expenses of $4,685 and $938, respectively.

 During the nine-months ending September 30, 2003,  the Company issued 12,000 shares of stock converted from employee stock options for $7,104 in cash.

 During the nine-months ending September 30, 2003,  the Company eliminated its convertible debt by repaying half of the notes in cash ($237,500) and having the note holders convert the other half into 614,853 shares of the Company's common stock.  The Company recorded additional loan fees of $131,350 and charged these fees to equity.

 During the nine-months ending September 30, 2003,  the Company issued 60,000 shares of its common stock to the Laurus Master Fund from conversions of its convertible debt notes under its revolving credit facility with Laurus; thereby realizing a corresponding reduction in debt of $33,000.  The Company recorded additional loan fees of $16,994 and charged these fees to equity.

 During the nine-months ending September 30, 2003,  the Company financed $10,135 in fixed assets through various capital lease obligations.

 During the nine-months ending September 30, 2002, the Company recovered 500,000 shares of stock for a credit of $455,000 upon final judgment of the outstanding litigation against
      EMC Holdings, Inc. The expense for this matter was recorded during 2001.


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements of SpaceDev, Inc. (the "Company") include the accounts of the Company and its inactive subsidiaries, Integrated Space Systems, Inc. ("ISS"), and SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2003 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the nine-months ending September 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of September 30, 2003 and 2002 have been prepared assuming the Company will continue as a going concern. Even though the Company reduced its working capital deficit with the sale and leaseback of its facility, the Company had a working capital deficit of approximately $758,000 as of September 30, 2003, and incurred a net loss of approximately $1,126,000 for the nine-months then ending. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the first nine-months of 2003, management raised approximately $426,000 through a private equity placement, approximately $7,000 from the exercise of employee stock options under the Company's 1999 Employee Stock Option Plan, concluded a transaction to sell its facility and lease it back for a ten (10) year period and secured a revolving credit facility with Laurus Master Fund, Ltd. for $1.0 million. Subsequent to September 2003, management intends to obtain new commercial and government contracts and to utilize its revolving credit facility. Beyond this, management is not currently seeking additional financing; however, management may seek additional capital through a combination of public and private debt or equity placements in the future, if sufficient contracts are not obtained. There can be no assurance that new contracts or additional debt or equity financing needed to fund operations will be available or obtained in sufficient amounts necessary to meet the Company's needs.

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on reported total assets or net loss. Beginning in second quarter 2002, capitalized software costs are being amortized over their estimated useful lives using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144. During the nine-months ending September 30, 2003, these capitalized  software  costs  were  fully  amortized.

2.       REVENUE  RECOGNITION

In November 1999, SpaceDev was awarded a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). SpaceDev was competitively selected by UCB/SSL to design, build, integrate, test and operate for one year a small scientific, Earth-orbiting spacecraft called CHIPSat. In 2000, the Company reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, the Company accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. Pursuant to a series of subsequent modifications, the total value of the CHIPSat project was increased to approximately $7.2 million. The total expected loss on the contract is approximately $514,000 of which approximately $18,000 remained on the balance sheet for the nine-months ending September 30, 2002 while none remained at September 30, 2003. As of September 30, 2003, approximately 99.5% of the total contract costs were expended. The CHIPSat contract is expected to conclude in the first quarter of 2004. Although we have concluded the majority of our work on this project, the Company will continue to receive $5,000 per month for support on this contract through January 2004.

In September 2001, the Company was awarded a contract for a proprietary propulsion research program valued at approximately $1.6 million. Total revenue was extended to $1.8 million in April 2002 and the contract expired on July 31, 2003. As a part of the propulsion program, the Company competed with another vendor to design a hybrid propulsion system. On September 19, 2003, the Company was awarded an exclusive contract for the proprietary components and technology to power the hybrid rocket motor. The new total contract value is estimated to be approximately $650,000. Revenues from this contract will begin during the fourth quarter of 2003 and continue through 2004.

On the projects listed above billings in excess of costs incurred at September 30, 2002 was approximately $81,000 while there were no billings in excess of costs incurred at September 30, 2003.

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

a.  Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. The Company's Chief Executive
Officer provided a guarantee for the leaseback. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten
(10) years ending in January 2013. As of September 30, 2003, the deferred gain was $1,094,539. This amortization will be included in the Company's occupancy and facility expense and totaled $78,181 as of September 30, 2003.

4.     NOTES  PAYABLE  CONT.

Deferred  Gain  consisted  of  the  following:


Nine-Months Ending September 30, 2003
Deferred Gain                          $1,172,720
Less Amortization to date                 (78,181)
-------------------------------------  -----------
                                       $1,094,539
                                       -----------

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At September 30, 2003 and 2002, the outstanding balances on these notes were $99,666 and $161,008, with interest expense of $5,638 and $3,287, respectively.

Future  minimum  principal  payments  on  notes  payable  are  as  follows:


Period Ending September 30,
2003                         44,654
2004                         36,215
2005                         18,797
---------------------------  ------
Total Settlement Notes       99,666
---------------------------  ------


     b)      Related  Parties

The Company has a note payable to the CEO. At September 30, 2003 and 2002, the balance was $586,397 and $639,931, respectively, with accrued interest of 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%.

Future minimum principal payments on notes payable, related parties are as follows:


Period Ending September 30,
2003                         $     80,000
2004                               80,000
2005                               80,000
2006                               80,000
2007                               80,000
Thereafter                        186,397
-----------------------------------------
                             $    586,397
-----------------------------------------


4.     NOTES  PAYABLE  CONT.

Interest expense on this note was $27,899 and $34,699 for the nine-months ending September 30, 2003 and 2002, respectively.


c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus Master Fund, Ltd. ("Laurus"), which were filed on Form 8-K dated June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets. The net proceeds from the Convertible Note shall be used for general working capital needs. Advances on the Convertible Note may be repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Note carries an interest rate of WSJ Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. The outstanding balance on the revolving credit facility at September 30, 2003 was $629,500 of which, approximately $6,300 had been accrued for interest.

The Company filed a registration statement on Form SB-2 on July 25, 2003 in connection with this transaction. The Form SB-2 was declared effective on August 6, 2003. With the securities approved for public resale, the Company will have an option to pay amounts outstanding under the revolving credit facility by converting shares of its common stock at the fixed conversion price of $0.55 per share on the first $1 million of principal, as long as the then current market price is more than 118% of the fixed conversion price.

The Convertible Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, on any outstanding balance at the time, the Convertible Note will be convertible into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the agreements). The fixed conversion price will be adjusted after conversion of the first $1 million to 103% of the then fair market value of our common stock ("Adjusted Fixed Conversion Price"). As of September 30, 2003, Laurus had converted 60,000 shares to reduce the amount borrowed under the revolving credit facility by $33,000. The Company expensed approximately $17,000 for non-cash loan fee expenses. Fair market value of the stock was determined by discounting the closing market price on the date of the conversion by 20%.

Availability of funds under the revolving credit facility will be based on our accounts receivables, except as waivers are provided by Laurus. An initial three (3) month waiver was offered by Laurus, under which Laurus permitted a credit advance up to $300,000, which amount might otherwise exceed eligible accounts receivable during the period. Laurus subsequently extended the waiver for an additional six (6) months, under which Laurus permitted a credit advance up to $1 million, which amount might otherwise exceed eligible accounts receivable during the period. The revolving credit facility is secured by all of the assets of the Company.

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year (and the Company will be required to pay a continuation fee of $10,000 for each year thereafter), which fee was expensed as additional interest expense. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock, as stated herein. The value of the warrant of approximately $98,475 will be treated as additional interest expense and will be amortized over the three-year life of the Convertible Note, unless sooner terminated. The warrant exercise price is computed as follows: $0.63 per share

4.     NOTES  PAYABLE  CONT.

for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

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

5.     CONVERTIBLE  DEBT  NOTES  PAYABLE

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible debentures to various director's and officers of the Company. The total funding was completed on November 14, 2002. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into the Company's common stock when the note matures. The maturity on the notes was six (6) months from issue date. On March 25, 2003, an amendment was executed which extended these notes an additional six (6) months. The convertible debentures were exercisable into a number of the Company's common shares at a conversion price that equals the 20-day average ask price less 10%, which was, established when the note was issued, or the initial conversion price.

Concurrent with the issuance of the convertible debentures, the Company issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price which is equal to the 20-day average ask price less 10%, which was established when the note was issued, or the initial conversion price of the notes. Upon issuance, the issued warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount. As a result of the change to the maturity date of the convertible debt, the amortization period for the debt discounts was also extended during the first quarter in 2003.

On September 5, 2003, the Company repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the previously issued warrants. Finally, as additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03%. All the note holders accepted the offer and the convertible notes were liquidated. As of September 30, 2003, the Company recorded a credit of $88,408, as debt discount recovery; therefore, for the nine-months ending September 30, 2003, the debt discount expense was $112,500. The Company also expensed $39,184 for non-cash loan fee expense. Fair market value of the stock was determined by discounting the closing market price on the date of the transaction by 20%, based on the nature of the restricted securities.

5.     CONVERTIBLE  DEBT  NOTES  PAYABLE,  CONT.


Convertible debentures - beginning balance                              $475,000
Total interest expense incurred                             $  20,236
                   Accrued interest paid - current year     $ (18,161)
                   Accrued interest paid - prior year year  $  (2,075)
                   Convertible debtures paid                $(237,500)
                   Convertible debtures converted           $(237,500)
                                                            ----------
                                                            $(475,000)
                                                            ----------
Convertible debentures - ending balance balance                         $   0.00
----------------------------------------------------------              --------
----------------------------------------------------------              --------

Debt discount (Warrants) - beginning balance                            $475,000
                   Amount forfeited                         $(237,500)
                   Amount expensed prior year               $(125,000)
                   Amount expensed current year             $(267,879)
                   Current year - adjustment                $ 155,379
                                                            ----------
                                                            $(475,000)
                                                            ----------

Debt discount (Warrants) - ending balance                               $   0.00
----------------------------------------------------------              --------
----------------------------------------------------------              --------

6.     STOCKHOLDERS'  DEFICIT  -  COMMON  STOCK  AND  WARRANTS

On November 5, 2000, the Company commenced a private placement offering ("PPO") for a maximum of 1,000,000 shares of the Company's $0.0001 par value common stock and warrants to purchase an additional 1,000,000 shares of common stock (the "Units"). The offering price of the Unit(s) was the five-day average of the bid and ask price for the Company's common stock on the date of issuance, with a minimum per Unit price of $1.00. The warrants allowed the holder to acquire additional shares at $0.50 above the offering price of the shares. The Company sold to one related-party investor under these terms.

On March 2, 2001, the PPO price was amended to the average of the high bid prices on the date of issuance and four preceding days, with no minimum per share price, and the warrants were amended to allow the holder to acquire additional shares at the Unit price.

The Company sold 153,060 Units under the PPO during 2002. The Company received $75,000 for the Units sold under the PPO during 2002.

On January 16, 2003 and February 14, 2003, pursuant to an extension of the PPO, the Company sold 665,188 and 196,079 Units, respectively. The Company received approximately $326,000 and $100,000, respectively, for the Units sold under the PPO during the first quarter 2003. The PPO was subsequently closed.

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending September 30, 2003 and 2002 using the minimum value method as prescribed by SFAS 123. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

6.     STOCKHOLDERS'  DEFICIT  -  COMMON  STOCK  AND  WARRANTS,  CONT.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the periods ending September 30, 2003 and 2002 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:




Nine-Months Ending September 30,      2003         2002
--------------------------------  ------------  ----------

Net loss:
 As reported                      $(1,033,870)  $ (17,744)
 Pro forma                        $(1,234,318)  $(190,991)
Loss per Share:
--------------------------------
 As reported                      $      (.06)  $    (.00)
 Pro forma                        $      (.08)  $    (.01)




7.     NEW  ACCOUNTING  PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

7.     NEW  ACCOUNTING  PRONOUNCEMENTS,  CONT.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

8.     SUBSEQUENT  EVENTS

On October 4, 2003 and October 14, 2003, respectively, Laurus Master Fund, Ltd. Converted $30,250 and $55,000, respectively, of convertible debt under the Revolving Credit Facility into 55,000 and 100,000 shares of common stock of the Company, respectively. The Company's debt was reduced by the corresponding $30,250 and $55,000, respectively.

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

Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in potential litigation, claims and other actions by or against us; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States and coalition forces; mission disasters such as the loss of the space shuttle Columbia on February 1, 2003 during its re-entry into earth's atmosphere; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market our products. These are factors that we think could cause our actual results to differ materially from expected and historical events.

OVERVIEW

We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. We are currently focused on the development of low-cost micro-satellites, nano-satellites and related subsystems, hybrid rocket propulsion as well as associated engineering and technical services primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro- and nano-satellites, hybrid rocket-based orbital Maneuvering and orbital Transfer Vehicles ("MTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our micro-satellite and nano-satellite products and services in the long-term, the early adopters of this technology appears to be the military and our "products" are considered to be the outcome of specific projects. We are also developing commercial hybrid rocket motors and small high performance space vehicles and subsystems for commercial customers.

We were incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI") and subsequently changed our name to "SpaceDev." We became apublicly traded company in October 1997 and are trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol of "SPDV."

In February 1998, our operations were expanded with the acquisition of Integrated Space Systems, Inc. ("ISS"), a California corporation founded for the purpose of providing engineering and technical services related to space-based systems. The ISS employee base, acquired upon acquisition, largely consisted of former General Dynamics personnel and enlarged our then current employee base to 20 employees. ISS was purchased for approximately $3.6 million, paid in Rule 144 restricted common shares of SpaceDev. Goodwill of approximately $3.5 million was capitalized and was to be amortized over a period of 60 months, based on the purchase price exceeding the net asset value of approximately $164,000. As a result of a change in corporate focus, on November 15, 2001, we determined that the unamortized balance of goodwill from ISS, which was approximately $923,000, had become impaired and it was written off. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with government agencies), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. We determined that all future business, contracts and proposals would be sought after only in the SpaceDev name, making it a more efficient way for us to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment. We intend to dissolve ISS by the end of the year, now that all activities have been integrated into SpaceDev, Inc.

In November 1999, we won a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at University of California, Berkeley ("UCB"). We were competitively selected by UCB/SSL to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first mission of NASA's low-cost University-Class Explorer ("UNEX") series. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating and is continuing to work well in orbit. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB, which added approximately $1.2 million to the contract as well as an increase in contract scope. This increased the total contract revenue to approximately $6.8 million and reduced the total expected loss on the contract to approximately $460,000. During 2002, an additional contract modification for approximately $400,000 was signed, which also increased the contract value and scope to the current value of the CHIPSat project of approximately $7.4 million, changing the total expected loss on the contract to approximately $514,000, most of which could have been recorded as research and development costs associated with the development of our ongoing satellite design and development programs. As of September 30, 2003, approximately 99.5% of the total contract costs were expended. The CHIPSat contract is expected to conclude in the first quarter of 2004, although we have concluded the majority of our work on this project, we will continue to receive $5,000 per month for support on this contract through January 2004. Revenues for the nine-months ending September 30, 2003 and 2002 were approximately $346,000 and $1.2 million, respectively.

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

In September 2001, we were awarded a contract for a proprietary propulsion research program valued at approximately $1.6 million. Total revenue was extended to $1.8 million in April 2002 and the contract expired on July 31, 2003. As a part of the propulsion program, we competed with another vendor to design a hybrid propulsion system. On September 19, 2003, we were awarded an exclusive contract for the proprietary components and technology to power the hybrid rocket motor. The new total contract value is estimated to be approximately $650,000. Revenues from this contract will begin during the fourth quarter of 2003 and continue through 2004.

On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Lab ("AFRL"). We received an award for Phase II of the contract on March 28, 2003, and will use the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) are worth up to approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. AFRL Phase II is a cost-plus contract. In addition to the Phase I and Phase II awards, there is an option worth approximately $1 million. The option has been awarded and work will begin once certain milestones are met to the satisfaction of the AFRL project manager. Revenues for the nine-month period ending September 30, 2003 were approximately $29,600 for Phase I and $676,000 for Phase II.

On July 9, 2003, we were awarded a Phase I contract to develop micro- and nano-satellite bus and subsystem designs. This AFRL Small Business Innovation Research ("SBIR") contract, valued at approximately $100,000, will enable us to explore the further miniaturization of our unique and innovative microsat subsystems. It will also enable us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract is fixed price, milestone-based and should be completed within one year. This SBIR has the possibility of Phase II carry-forward work; however, there can be no assurance that such work will be awarded to us. Revenues for the nine-months ending September 30, 2003 were approximately $16,000.

On July 9, 2003, we were awarded a Phase I SBIR contract by AFRL to design and begin the development of the SpaceDev Streaker(TM) small launch vehicle ("SLV"). SpaceDev Streaker(TM) will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit ("LEO"). The SpaceDev Streaker(TM) SLV concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract is valued at approximately $100,000, is a fixed price, milestone-based agreement, which should be completed within one year. This SBIR has the possibility of Phase II carry-forward work; however, there can be no assurance that such work will be awarded to us. Revenues for the nine-months ending September 30, 2003 were approximately $20,000.

Also, on July 9, 2003, we were awarded a second contract by the Missile Defense Agency ("MDA") to explore the use of micro-satellites in national missile defense. Our microsats are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study will explore fast response microsat launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract value is $800,000, and the total value of our microsatellite studies for MDA will be over $1 million this year. Revenues for the nine-months ending September 30, 2003 were approximately $145,000.

On July 24, 2003, we were awarded a contract by Lunar Enterprise of California ("LEC") for a first phase project to begin developing a conceptual mission and spacecraft design for a lunar lander program. The unmanned mission will be designed to put a small dish antenna near the south pole of the Moon. From that location it will be in near-constant sunlight for solar power generation, and should be able to perform multi-wavelength astronomy while communicating with ground stations on Earth. The contract value is $100,000 to be completed by November 2003, with a possible immediate follow-on phase of $140,000 to further analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements. This phase, if awarded, would be targeted for a February 2004 completion. Revenues for the nine-months ending September 30, 2003 were approximately $70,000.

On June 18, 2001, we entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was to provide certain consulting and advisory services to us. EMC received the first installment of 500,000 shares of our common stock on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was approximately $455,000. Pursuant to a demand for arbitration filed by us on November 7, 2001, we sought the return of all or a portion of the shares issued to EMC. Following a three-day arbitration in May and June 2002, on July 17, 2002, an interim award was issued in favor of us against EMC, ordering the return of the initial installment of our 500,000 shares and denying EMC's own claim for $118,000. On October 22, 2002, a tentative final award was issued in our favor including an award of approximately $83,000 in attorney and arbitration fees to us. The tentative final ruling became effective on October 29, 2002, and has been submitted to the Superior Court of California, Orange County, for entry of judgment. Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of the fees will be recorded as income in the period they are received; however, at this time, we do not expect any recovery. The return of our 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. Because the original expense was not recorded as an extraordinary item, the reversal of the expense did not qualify as an extraordinary item.

RESULTS  OF  OPERATIONS

Please  refer  to  the  condensed consolidated financial statements, which are a
part  of  this  report,  for  further  information  regarding  the   results  of
operations.

   Nine-Months Ending September 30, 2003 -vs.- Nine-Months Ending  September 30,
                                      2002

During the nine-months ending September 30, 2003, we had net sales of approximately $2,055,000 as compared to net sales of approximately $2,570,000 for the same nine-month period in 2002. Sales in 2003 reflected the substantial completion of CHIPSat and the completion of the proprietary propulsion contract, AFRL Phase I and MDA Phase I, while a new exclusive proprietary propulsion contract, as well as, new contracts with MDA, AFRL and Lunar Enterprises began. Revenues for the nine-months ending September 30, 2003 were comprised of approximately $30,000 and $675,000 from Phase I and Phase II, respectively, of the AFRL project, $397,000 and $13,000 from the old and new proprietary propulsion contract, respectively, $250,000 and $145,000 from MDA Phase I and II, respectively, $346,000 from the CHIPSat program, $70,000 from the contract by Lunar Enterprises of California and approximately $129,000 from all other programs. In the first nine-months of 2002, sales were comprised of approximately $1,237,000 from the CHIPSat program, $1,055,000 from the proprietary propulsion contract and $278,000 from all other programs.

For the nine-months ending September 30, 2003, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $1,682,000, or 82% of net sales, as compared to approximately $2,151,000, or 84% of net sales, during the same period in 2002. Although proportionally consistent, the decrease in cost of sales was primarily due to a lower overall cost structure, combined with the implementation of stronger cost controls and project monitoring. Also, we altered our cost allocation method in the second quarter as we completed CHIPSat, our main fixed price contract at the time, and began work on our new AFRL and MDA cost plus contracts. We continue to focus efforts on developing project management skills and reports to assist in the efficient and effective management of our projects. The gross margin percentage for the nine-months ending September 30, 2003 was 18% of net sales as compared to 16% of net sales for the same nine-month period in 2002.

We experienced an increase of approximately $999,700 in operating expenses from approximately $251,000, or 10% of net sales, in the nine-months ending September 30, 2002 to approximately $1,251,000, or 61% of net sales, for the nine-months ending September 30, 2003. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses and research and development expenses as well as stock and stock option based compensation expenses. In 2002, we experienced a one-time reversal for the EMC transaction (see EMC Holdings Corporation transaction in MD&A Overview Section above). The increase in operating expenses for the nine-month period would have been approximately $546,000, rather than the stated $999,700 increase, without the one-time EMC reversal.

- Marketing and sales expenses accounted for approximately 28% of the increase in operating expenses, from approximately $158,500, or 6% of net sales, for the first nine-months of 2002, to approximately $311,000, or 15% of net sales, during the same period in 2003, mainly due to our decision to expand our marketing department and add a Vice President of Marketing and Product Development. Although our Vice President of Marketing and Product Development is no longer with us, our CEO, Mr. Benson is leading our marketing & sales efforts and his expenses are being charged to that department.

- Research and development ("R&D") expenses accounted for approximately 49% of the increase in operating expenses. We began incurring R&D expenses of approximately $273,000, or 13% of net sales, during the nine-months ending September 30, 2003. Approximately $192,000 of R&D was in connection with our hybrid rocket propulsion design system and technologies and the remaining $81,000 was part of our satellite bus design and development.

- Without the EMC one-time adjustment, approximately 2% of the increase in operating expenses came from stock and stock option based compensation expense. During the nine-months ending September 30, 2003, we had an increase in stock and stock option based compensation expense from approximately ($454,000), or (18%) of net sales, in 2002 to approximately $4,700 or 0% of net sales during the same nine-month period in 2003. This increase was mainly due to the reversal of stock compensation from the EMC arbitration ruling as noted above.

- G&A expenses accounted for approximately 21% of the increase in operating expenses. The increase in G&A expenses from approximately $547,000 for the nine-months ended September 30, 2002 to approximately $662,000 for the same nine-months in 2003 was primarily due to new one-time revolving credit facility expenses plus rent of approximately $207,000 (we owned the building in 2002 and incurred interest expense on loans but not rental payments), offset by a reduction in G&A labor expense of $92,000 primarily due to the loss of our Vice President of Operations, which led to the net increase of approximately $115,000 in G&A expenses.

Non-operating expenses/(income) consists of interest expense, non-cash debt discount expenses and deferred gain on the sale of our building, as well as, other loan fees and expenses.

- Interest expense for the nine-months ending September 30, 2003 and 2002 was approximately $65,000, or 3% of net sales, and $185,000, or 7% of net sales, respectively. The decrease was due to the building sale on January 31, 2003, which eliminated building debt and reduced overall interest on the notes associated with the building. We continue to pay interest expense on certain capital leases and settlement notes. In addition, we accrued interest expense related to our related party note, convertible debentures and our revolving credit facility. In the nine-months ending September 30, 2003 and 2002, the accrued interest on our related party note was $27,899 and $34,699, respectively. We also accrued and paid $18,161 of interest on our convertible notes for the nine-months ending September 30, 2003.

- In conjunction with our convertible notes, we recorded a convertible note debt discount of $475,000 related to warrants that accompanied the convertible debt issue in 2002; however, since we made a partial repayment and the note holders converted the remaining balance and forfeited half of their warrants, the debt discount amount was reduced from $475,000 to $237,500. The reduction is exclusively attributable to forfeiture of half of the original warrants. During the nine-months ended September 30, 2003, the convertible debt was eliminated. A debt discount adjustment of $234,394 was made and the ending balance of $112,500 was recorded on the income statement for the nine-months ending September 30, 2003.

- We recognized approximately $78,000 of the deferred gain on the sale of the building during the nine-months ending September 30, 2003 and we will continue to amortize the remaining deferred gain of $1,094,539 into other income over the remainder of the lease. In relation to the gain we received on the building, we also accrued an income tax payable expense of $40,000 at March 31, 2003 of which none remained at September 30, 2003. The reduction of the income tax payable was due to a change in estimate based on the loss we experienced during the first nine-months of 2003.

- We realized loan fees related to our revolving credit facility and expenses related to the conversion of notes to common stock below fair market value of approximately $148,000 for the three and nine-months ending September 30, 2003. We anticipate additional expenses related to similar note to equity conversions in the quarters ahead.

During the nine-months ending September 30, 2003, we incurred a net loss of approximately $1,126,000, or 55% of net sales, compared to a net loss of approximately $18,000, or 1% of net sales, for the same nine-months ending in 2002. The increase in the net loss was due to our reduction in revenues with the substantial completion of CHIPSat and the delay in starting our new AFRL and MDA projects, combined with the increase in our operating expenses, as discussed above.

  Three-Months Ending September 30, 2003 -vs.- Three-Months Ending September 30,
                                      2002

During the three-months ending September 30, 2003, we had net sales of approximately $768,000 as compared to net sales of approximately $757,000 for the same three-month period in 2002. Sales in the third quarter of 2003 reflected the substantial completion of CHIPSat and the completion of the proprietary propulsion contract, AFRL Phase I and MDA Phase I, while a new exclusive proprietary propulsion contract, as well as, new contracts with MDA, AFRL and Lunar Enterprises, began. Revenues for the three-months ending September 30, 2003 were comprised of approximately $463,000 from Phase II of the new AFRL contract, $145,000 from the new MDA project, $70,000 from the Lunar Enterprises contract, $36,000 from the AFRL SBIR programs, $15,000 from the CHIPSat program, $13,000 from the new exclusive proprietary propulsion contract and $26,000 from all other programs. In the three-months ended September 30 2002, sales were comprised of approximately $432,000 from the CHIPSat program, $249,000 from the proprietary propulsion contract and $76,000 from all other programs.

For the three-months ending September 30, 2003, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $643,000, or 84% of net sales, as compared to approximately $709,000, or 94% of net sales, during the same three-month period in 2002. The reduction in cost of sales was primarily attributable to an effort to separate investments in technology development from direct costs on current projects and a reduction in headcount and overall spending during the period. Also, we altered our cost allocation method in the second quarter as we completed CHIPSat, our main fixed price contract at the time, and began work on our new AFRL and MDA cost plus contracts in the third quarter. We recorded a corresponding increase in the gross margin percentage for the three-months ending September 30, 2003, which increased to 16% as compared to 6% for the same three-month period in 2002. We also experienced a shift in business from fixed price to cost-plus projects, with the award of AFRL Phase II in the second quarter and the start of our newest MDA project during the third quarter of 2003. AFRL Phase II and the MDA project are both cost-plus programs.

We experienced an increase of approximately $392,000 in operating expenses from approximately ($117,000), or (15%) of net sales, in the three-months ending September 30, 2002 to approximately $275,000, or 36% of net sales, for the same three-months period in 2003. Operating expenses include general and administrative expenses and marketing and sales expenses, as well as research and development expenses. In 2002, we experienced a one-time reversal for the EMC transaction (see EMC Holdings Corporation transaction in MD&A Overview Section above). Our operating expenses for the three-month period would have decreased by approximately $63,000, rather than an increase of $392,000, without the one-time EMC reversal.

- Marketing and sales expenses accounted for an increase of approximately 41% in operating expenses, from approximately $90,000, or 12% of net sales, for the three-months ending September 30, 2002, to approximately $112,000, or 15% of net sales, during the same period in 2003, mainly due to our decision to expand our marketing department and allocate a majority of Mr. Benson's expenses to marketing and sales for as long as he continues to lead our marketing & sales efforts.

- Research and development expenses accounted for an increase of approximately 39% in operating expenses, from no R&D expenses during the three-months ending September 30, 2002, to approximately $21,000, or 3% of net sales, during the same three-month period in 2003, due to an effort to separate investments in technology development from direct costs on current projects.

- Without the EMC one-time adjustment, approximately 26% of the increase in operating expenses came from stock and stock option based compensation expense. During the three-months ending September 30, 2003, we had an increase in stock and stock option based compensation expense from approximately ($454,000), or (60%) of net sales, in 2002 to approximately $4,700 or 1% of net sales during the same three-month period in 2003. This increase was mainly due to the reversal of stock compensation from the EMC arbitration ruling as noted above.

- G&A expenses accounted for approximately a 206% decline in operating expenses, more than offsetting the M&S, R&D and stock based compensation increases. G&A expenses consist primarily of salaries for administrative personnel, fees for outside consultants, rent, insurance, legal and accounting fees and other overhead expenses. We experienced a decrease of approximately $111,000 in G&A expenses from approximately $248,000 for the three-months ending September 30, 2002 to approximately $137,000 for the same three-month period in 2003. This decrease was due to a number of factors, including the reallocation of the CEO compensation to marketing and sales, the absence of other salaries previously charged to G&A in 2002 and the change in allocation method as we shift from mainly fixed-price contracts to cost-plus contracts for the time being.

Non-operating expenses/(income) consist of interest expense, non-cash debt discount expenses, deferred gain on the sale of our building, other loan fees and expenses.

- Interest expense for the three-months ending September 30, 2003 and 2002 was approximately $30,000, or 4% of net sales, and $65,000, or 9% of net sales, respectively. The decrease was due to the building sale on January 31, 2003, which eliminated building debt and reduced overall interest on the notes associated with the building. We continue to pay interest expense on certain capital leases and settlement notes. In addition, we accrued and paid interest expense related to our related party note and convertible debentures. In the three-months ending September 30, 2003 and 2002, the accrued interest on our related party note was $8,766 and $11,066, respectively. We also paid $20,236 in interest on our convertible notes for the three-months ending September 30, 2003.

- In conjunction with our convertible notes, we recorded a convertible note debt discount of $475,000 related to warrants that accompanied the convertible debt issue in 2002; however, since we made a partial repayment and the note holders converted the remaining balance and forfeited half of their warrants, the debt discount was reduced to $237,500. The reduction is exclusively attributable to forfeiture of half of the original warrants. During the three-month period ending September 30, 2003, the convertible debt was eliminated. A debt discount adjustment of $267,879 was made and the ending credit balance of $88,408 was recorded on the income statement for the three-month period ending September 30, 2003.

- We recognized approximately $29,000 of the deferred gain on the sale of the building during the three-months ending September 30, 2003 and we will continue to amortize the remaining deferred gain of $1,094,539 into other income over the remainder of the lease. In relation to the gain we received on the building, we also credited the accrued income tax payable expense by $2,526 due to a change in accrual estimate during the first quarter of 2003 and the loss we incurred for the three-months ending September 30, 2003.

- We realized loan fees related to our revolving credit facility and expenses related to the conversion of notes to common stock below fair market value of approximately $148,000 for the three-months ending September 30, 2003. We anticipate additional expenses related to similar note to equity conversions in the quarters ahead.

During the three-months ending September 30, 2003, we incurred a net loss of approximately $208,000, or 16% of net sales, compared to a profit of approximately $99,000, or 13% of net sales, for the same three-months ending in 2002. The net loss would have decreased, if not for the one-time recovery charge related to the EMC transaction, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash Position For Nine-Months Ending September 30, 2003 -vs.- Nine-Months Ending
                               September 30, 2002

Net increase in cash during the nine-months ending September 30, 2003 was approximately $287,000, compared to a net decrease of approximately $176,000 for the same nine-months in 2002. Net cash used in operating activities totaled approximately $945,000 for the nine-months ending September 30, 2003, an increase of approximately $725,000 as compared to approximately $220,000 used in operating activities during the same nine-months in 2002, mainly due to the increase in our net loss.

Net cash provided by investing activities totaled approximately $3,147,000 for the nine-months ending September 30, 2003, compared to no cash used in or provided by investing activities during the same nine-month period in 2002. The increase in cash provided by investing activities is attributable to the sale of the building on January 31, 2003.

Net cash used in financing activities totaled approximately $1,916,000 for the nine-months ending September 30, 2003, which is a decrease of approximately $1,960,000 from the approximately $44,000 provided by financing activities during the same nine-month period 2002. This is primarily attributable to paying off notes payable associated with the building sale and advances on our new revolving credit facility.

At September 30, 2003, our cash, which includes cash reserves and cash available for investment, was approximately $314,000, as compared to approximately $36,000 at September 30, 2002, an increase of approximately $278,000, mainly due to advances on our revolving credit facility. At September 30, 2003, our working capital ratio improved to 0.49 for the nine-months ended, an increase from 0.10 for the same nine-month period in 2002.

As of September 30, 2003, our backlog of funded and non-funded business was approximately $2.6 million, as opposed to approximately $2.9 million as of September 30, 2002. During the nine-months ending September 30, 2003, we won the AFRL Phase II contract worth approximately $1.4 million, negotiated increases of approximately $1.0 million to the AFRL Phase II Contract as a deferred option still open, completed our first proprietary propulsion contract and was awarded a new exclusive proprietary propulsion contract, completed significant milestones on CHIPSat, completed MDA's Phase I project and obtained a purchase order for a new $800,000 project, obtained two AFRL SBIR Phase I grants and were awarded a $100,000 contract by Lunar Enterprises.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately $1.3 million consisted primarily of the income tax benefits from net operating loss carryforwards, amortization of goodwill and research and development credit carryforwards. The federal and state tax loss carry forwards will expire through 2022 unless previously utilized. The State of California has suspended the utilization of net operating losses for 2003. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $100,000 during the nine-months ending September 30, 2003, from $1.4 million at December 31, 2002 to $1.3 million at September 30, 2003. Please refer to our consolidated financial statements, which are a part of this report for further information regarding our liquidity and capital resources.

     Critical  Accounting  Standards

Our revenues are transitioning from primarily fixed-price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs, to cost-plus contracts, where revenues are recognized as costs are incurred and services are performed. Losses on contracts are recognized when they become known and reasonably estimable (see Notes to the Condensed Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the condensed consolidated financial statements. Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

In  October  1995,  the  FASB  issued  SFAS No. 123, "Accounting for Stock-Based
Compensation." We adopted FAS 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and have provided pro forma disclosures as if the fair value based method prescribed SFAS 123 has been utilized. (See Notes to the Condensed Consolidated Financial Statements.) We have valued our stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Fixed assets are depreciated over their estimated useful lives of three-to-five years using the straight-line method of accounting in accordance with Statement of Financial Accounting Standards No. 144. Goodwill and other intangible assets were created upon the acquisition of our subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three-to-five years. Goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 142. Effective November 2001, there will be no more amortization of goodwill. (See Notes to the Condensed Consolidated Financial Statements.)


Cash  Position  and  Going  Concern

Our auditors expressed in their formal auditors' opinion dated February 13, 2003 that our December 31, 2002 financial position raises substantial doubt about our ability to continue as a going concern. The opinion is based on net losses incurred by us for the years ended December 31, 2002 and 2001 of approximately $400,000 and $1.9 million, respectively, and working capital deficits of approximately $200,000 and $1.0 million, respectively, for those years. Although there was an improvement in the working capital deficit in the third quarter of 2003 and we anticipate further progress along these lines, items remain that raise substantial doubt about our ability to continue as a going concern. Management believes that this condition remains at September 30, 2003. Our ability to continue as a going concern depends upon our ability to ultimately implement our plans to obtain profitable new business and reduce the working capital deficit. We are also investigating the possibility of raising additional capital to further support operations as new contracts and business opportunities materialize. The prospective funding, as well, as new business opportunities can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding as needed or, if such funding is available, that we can obtain it on terms favorable to the Company. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.

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

At the end of 2002, we raised $475,000 from certain of our directors and officers by issuing 2.03% convertible debentures. The convertible debentures entitle the holder to convert the principal and unpaid accrued interest into our common stock when the note matures. The original maturity on the notes was six
(6) months from issue date; however, on March 19, 2003, the maturity date was extended to twelve (12) months from issue date. The convertible debentures were exercisable into common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the debentures were issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three
(3) years from the date of issuance at the initial exercise price, or the initial conversion price on the debentures. On September 5, 2003, we repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the 1,229,705 warrants previously issued. As additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03%. All the note holders accepted the offer and the convertible notes were liquidated.

During the first nine-months of 2003, we raised approximately $426,000 from accredited investors by selling 861,267 units of our common stock and common stock purchase warrants under in a private placement offering made under Section 4(2) of the Securities Act of 1933, and Rule 506, to accredited investors only ("PPO"). We subsequently closed the PPO. (See Note 6 of the Condensed Consolidated Financial Statements.)

We have sustained ourselves over the last few years with a mixture of government and commercial contracts. In particular, we anticipated and received an award for AFRL Phase II on March 28, 2003. AFRL Phase II is a cost-plus contract, which will require us to incur certain costs in advance of regular contract reimbursements from AFRL. Although we will need a certain amount of cash to fund advance payments on the contract, we will be entitled, as a small business concern, to recover our costs on a weekly basis and we have established the Laurus Master Fund revolving credit facility at the end of the second quarter of 2003 to support our advance payment needs. In addition, we anticipated and received a purchase order from the MDA to explore the use of micro-satellites in national missile defense. To be explored in this study will be fast response microsat launch and commissioning; small, low-power passive sensors; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The purchase order value is $800,000. It is a cost plus agreement and should be completed in the first quarter of 2004.

We can continue to grow and execute certain parts of our strategy without additional equity funding by identifying, bidding and winning new commercial and government funded programs. We expect to obtain new commercial and government contracts; however, depending on the timing of those contracts, we may need to seek additional and possibly immediate financing through a combination of public and private debt or equity placements, commercial project financing and government programs to fund future operations and commitments. We obtained a revolving credit facility from Laurus Master Fund, with certain waivers through the first quarter of 2004; however, there can be no assurance that new contracts or additional debt or equity financing needed to fund operations will be available or obtained in sufficient amounts necessary to meet our needs.


ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $1.0 million revolving credit facility from Laurus to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of operations and our cash flows may be impacted by changes in interest rates. As of September 30, 2003, there was $629,500 amount outstanding under the revolving credit facility.

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

Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of fees will be recorded as income in the period they are received. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. There were no further developments during the third quarter of 2003.

ITEM  2.    CHANGES  IN  SECURITIES

Pursuant to its independent director compensation plan, adopted January 16, 2000, the Company granted options to purchase 10,000 shares each to Howell M. Estes, III and Scott McClendon and 5,000 shares each to Robert Walker and Wesley
T. Huntress for their attendance and participation at the Board of Directors meeting held on July 18, 2003. These options were issued with an exercise price of $0.71 per share, (based on the closing price of our common stock on the date of grant), will vest over two years and will expire on the five-year anniversary date of the date of grant.

On July 18, 2003, we issued a total of 2,100 shares to employees in exchange for services rendered to us in 2002 and awards given by us in 2002. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act.

Also, on July 18, 2003, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 50,000 shares of our common stock to one of our new engineers. These options were issued with an exercise price of $0.60 per share (based on the closing price of our common stock on the date of grant), will vest over five years and will expire on the nine-year anniversary date of the date of grant.

On August 7, 2003, we issued a total of 1,000 shares to an employee in exchange for summer intern services rendered to us in 2003. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act.

On September 15, 2003, we issued a total of 500 shares to an employee in exchange for summer intern services rendered to us in 2003. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.    OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)                                                                                              Exhibits
AFRL Small Vehicle Launch Technology SBIR contract                                                  10.1
AFRL Small Satellite Bus Technologies SBIR contract                                                 10.2
AFRL Small Shuttle Compatible Propulsion Module contract                                            10.3
MDA Advanced Systems Deputate for the Micro Satellite Experiment                                    10.4
MDA Advanced Systems Deputate for the Micro Satellite Experiment (Modification)                     10.5
Lunar Enterprises of California contract                                                            10.6
Hybrid Rocket Motor Systems and Components contract*                                                10.7
Third Amendment to Series A Subordinated Convertible Note - Benson1,  dated Sept. 5,  2003          10.8
Third Amendment to Series A Subordinated Convertible Note - Benson2,  dated Sept. 5,  2003          10.9
Third Amendment to Series A Subordinated Convertible Note - Benson3,  dated Sept. 5,  2003          10.10
Third Amendment to Series A Subordinated Convertible Note - Benson4,  dated Sept. 5,  2003          10.11
Third Amendment to Series A Subordinated Convertible Note - Skarupa,  dated Sept. 5,  2003          10.12
Third Amendment to Series A Subordinated Convertible Note - Schaffer, dated Sept. 5,  2003          10.13
Certificate of James W. Benson Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code         99.1
Certificate of Richard B. Slansky Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code      99.2

* Registrant has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b)     Reports  on  Form  8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 SPACEDEV,  INC.
                                                                      Registrant



Dated:  November  11,  2003                                ---------------------
                                                               James  W.  Benson
                                                       Chief  Executive  Officer



Dated:  November  11,  2003                                ---------------------
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

Date:  November  12,  2003

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


Date:  November  12,  2003

     By:  /s/  Richard  B.  Slansky
----------------------------
Richard  B.  Slansky
Chief  Financial  Officer