Form 10KSB
period 2003-12-31
SPACEDEV INC
filed 2004-04-06
CIK 1031833

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[  X  ]     ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
ACT  OF  1934

For  the  Fiscal  Year  Ended  December  31,  2003

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

Issuer's  telephone  number,  including  area  code:     (858)  375-2030

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

     Yes  [X]          No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $2,956,322

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 4, 2004 was $1.10, based on the last sale price of $1.14 as reported by the NASD Over the Counter Bulletin Board.

As of March 4, 2004, Registrant had outstanding 17,023,704 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No  [ X ]


                                TABLE OF CONTENTS

PART  I                                                                        1
     ITEM  1.     DESCRIPTION  OF  BUSINESS                                    1
          Forward  Looking  Statements                                         1
          General                                                              1
          Business  Strategy                                                   4
          Products  and  Services;  Market                                     5
          Components  and  Raw  Materials                                      8
          Competition                                                          8
          Regulation                                                           9
          Employees                                                           10
          Intellectual  Property                                              10
     ITEM  2.     DESCRIPTION  OF  PROPERTY                                   11
     ITEM  3.     LEGAL  PROCEEDINGS                                          11
     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12
PART  II     13
     ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    13
          Market  Information                                                 13
          Holders                                                             13
          Dividends                                                           14
          Equity  Compensation  Plan  Information                             14
     ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS  OF  OPERATIONS                       15
          Overview                                                            15
          Selection  of  Significant  Contracts                               16
          Results  of  Operations                                             20
          Liquidity  and  Capital  Resources                                  28
          Critical  Accounting  Standards                                     29
          Cash  Position  and  Removal  of  Going  Concern                    30
          Recent  Accounting  Pronouncements                                  32
          Forward-Looking  Statements  and  Risk  Analysis                    34
     ITEM  7.     FINANCIAL  STATEMENTS                                       37
     ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS          37
     ITEM  8A.    CONTROLS  AND  PROCEDURES                                   38
PART  III                                                                     39
     ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE  WITH  SECTION
                  16(a)  OF  THE  EXCHANGE  ACT                               39
          Significant  Employees                                              43
          Committees Of The Board Of Directors And Meeting Attendance         43
     ITEM  10.     EXECUTIVE  COMPENSATION                                    44
          Executive  Officer  Compensation                                    44
          Director  Compensation                                              45
          Employment  Agreements                                              46
          Employee  Benefits                                                  47
          Section  16(A)  Beneficial  Ownership  Reporting  Compliance        47
     ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                             49
     ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS         51
     ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                      52
     ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                 54
     SIGNATURES                                                               55
     CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER                             57
     CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER                             59
     CONSOLIDATED  FINANCIAL  STATEMENTS                                     F-1

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

FORWARD  LOOKING  STATEMENTS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our General Registration Statement on Form 10SB12G/A filed January 28, 2000 and in our other periodic reports (e.g., Form 10-KSB, Form 10-QSB and Form 8-K).

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

Actual  results  could  differ  materially   from  those   anticipated  by  such
forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in potential litigation, claims and other actions by or against us, technological changes and introductions of new competing products; fluctuations in economic conditions; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States in Afghanistan and Iraq; mission disasters such as the loss of the space shuttle Columbia on February 1, 2003 during its re-entry into earth's atmosphere; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market our products. These are factors that we think could cause our actual results to differ materially from expected and historical events.

GENERAL

SpaceDev, Inc. (the "Company," "SpaceDev," "we," "us" or "our") is engaged in the conception, design, development, manufacture, integration and operations of space technology subsystems, systems, products and services. We are currently focused on the commercial and military development of low-cost micro-satellites, nano-satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, as well as the associated engineering technical services to government, aerospace and other commercial enterprises. Our products and solutions are sold directly to these customers and include sophisticated micro- and nano-satellites, hybrid rocket-based launch vehicles, orbital Maneuvering and orbital Transfer Vehicles ("MoTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets, and small high performance space vehicles and subsystems.

Our approach is to provide smaller spacecraft - generally 250 kg (550 pounds) mass and less - and cleaner, safer hybrid propulsion systems to commercial, international and government customers. We are developing smaller spacecraft and miniaturized subsystems using proven, lower cost, high-quality off-the-shelf components. Our space products are modular and reproducible, which allows us to create affordable space solutions for our customers. By utilizing our innovative technology and experience, and space-qualifying commercial industry-standard hardware, software and interfaces, we provide increased reliability with reduced costs and risks.

We have been awarded, have successfully concluded or are successfully concluding contracts from such esteemed government, university and commercial customers as the Air Force Research Laboratory ("AFRL"), Boeing, the California Space Authority ("CSA"), the Defense Advanced Research Projects Agency ("DARPA"), NASA's Jet Propulsion Laboratory ("JPL"), Lockheed Martin, the Lunar Enterprise Corporation, Malin Space Science Systems, the Missile Defense Agency ("MDA" formerly "BMDO"), the National Reconnaissance Office ("NRO"), Scaled Composites and the University of California at Berkeley ("UCB") via NASA.

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

In February 1998, we acquired Integrated Space Systems ("ISS"), in San Diego. ISS was fully integrated into SpaceDev. Most of the ISS employees were former commercial Atlas launch vehicle engineers and managers who worked for General Dynamics in San Diego. As SpaceDev employees, they primarily develop systems and products based on hybrid rocket motor technology and launch vehicle systems.

In August 1998, we acquired the patents and intellectual property produced by American Rocket Company ("AMROC"). The acquisition provided us access to a large cache of hybrid rocket documents, designs and test results. AMROC specialized in the design, development and testing of hybrid rocket technology (solid fuel plus liquid oxidizer) for small sounding rockets and launch vehicles.

In late 1998, we bid and won a government-sponsored research and development contract, which was directly related to our strategic commercial space interests. We competed with seven other industry teams and we were one of five firms selected by JPL to perform a mission and spacecraft feasibility assessment study for the proposed 200-kg Mars MicroMissions. The final report was delivered to JPL in March 1999 and, as a result, we now offer lunar and Mars commercial deep-space missions based on this and subsequent innovative space system designs.

In mid-1999, we won an R&D contract from the NRO to study small hybrid-based "micro" kick-motors for small-satellite orbital transfer applications. During the contract, we successfully developed three Secondary Payload Orbital Transfer Vehicle ("SPOTV") design concepts. We subsequently created a prototype, which led to the development of our capability to apply the SPOTV concept to our subsequent Maneuvering and orbit Transfer Vehicles ("MoTV") development programs.

In November 1999, we won a $4.9 million mission contract by the Space Sciences Laboratory ("SSL") at UCB. We were competitively selected to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and only successful mission of NASA's low-cost University-Class Explorer ("UNEX") series to date. Due to additional NASA and customer reviews, additional work and schedule extensions, the CHIPSat contract award was increased by $600,000 on June 15, 2001 and again by $1.2 million on November 28, 2001, bringing the total contract value for design and build to approximately $6.8 million. An extension of the original contract based on our successful launch and orbit status in the amount of approximately $400,000 was awarded to us for one year of satellite operations. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite, the world's first orbiting Internet node, achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating, and is continuing to work well in orbit after more than a year. The CHIPSat program generated approximately $2.1 million, $3.2 million, $1.7 million and $0.4 million of revenue in 2000, 2001, 2002 and 2003, respectively.

On March 22, 2000, the California Spaceport Authority and the California Space and Technology Alliance ("CSTA") awarded us a grant of approximately $100,000 to be used for test firing our hybrid rocket motors. California's Western Commercial Space Center also awarded us approximately $200,000 to help build and equip its satellite and space vehicle manufacturing facilities. These capabilities are being used to expand our current project and technology base.

In July 2000, the NRO granted us two separate follow-on competitive awards of approximately $400,000 each for further hybrid rocket engine design, test, evaluation, and development. Our work for the NRO has helped fund two innovative hybrid rocket motor products:

- a family of small versatile orbital Maneuver and orbit Transfer Vehicles ("MoTVs") using clean, safe hybrid rocket propulsion technology; and,
-     a  protoflight hybrid propulsion module for a 50-kg class micro-satellite.

Both  of  those  contracts  were  successfully  completed.

In September 2001, Scaled Composites awarded us a contract for a proprietary hybrid propulsion development program for Scaled's "SpaceShipOne," valued in excess of $1 million. As a part of that program, we competed with another party to design a space propulsion system. The entire contract, awarded upon the submitted designs, was valued at approximately $2.2 million. The contract was indicative of an increased demand for our hybrid motor technology and expertise in the space industry. Work on this project generated approximately $1.2 million and $397,000 of revenue in 2002 and 2003, respectively. In September of 2003, SpaceDev was selected by Scaled Composites as the sole supplier of hybrid propulsions systems, and was awarded the follow-on SpaceShipOne propulsion contract. We generated approximately $115,000 of revenue in 2003 from this new contract and related engineering change orders. On December 17, 2003, which corresponded with the 100th anniversary of the Wright Brothers flight, our hybrid propulsion system, which we believe is the world's largest of its kind, aboard SpaceShipOne, successfully powered a pilot toward space on its historic first powered supersonic flight. After being released by the White Knight, a carrier aircraft, the SpaceShipOne Test Pilot flew the ship to a stable, 0.55 mach gliding flight condition, started a pull-up, and fired our hybrid rocket motor. Nine seconds later, SpaceShipOne broke the sound barrier and continued its steep powered ascent. The climb was very aggressive, accelerating forward at more than 3-g while pulling upward at more than 2.5-g. At motor shutdown, 15 seconds after ignition, SpaceShipOne was climbing at a 60-degree angle and flying near 1.2 Mach (930 mph). The test pilot then continued the maneuver to a vertical climb, achieving zero speed at an altitude of 68,000 feet. This is important because we are showing that the private sector can perform human space flight in a rapid, safe and inexpensive manner. In addition, this historic flight is the first human flight ever powered by hybrid rocket technology, and we provided the critical hybrid motor components and technology to make it happen.

On April 4, 2002, SpaceDev, Inc., an Oklahoma corporation, was formed for the purpose of investigating and developing commercial space products in the state of Oklahoma. We currently have no plans to develop this business in Oklahoma.

On April 30, 2002, the Company was awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for AFRL. We received an award for Phase II of the contract on March 28, 2003. We are using the project to further expand our MoTV technology and product line to satisfy government space transportation requirements. The first two phases of the contract have an estimated value of approximately $2.5 million, of which $100,000 was awarded for Phase I. In addition, Phase II can be expanded with an option, at the discretion of AFRL, for an additional $1 million, which we expect may be awarded by spring 2004. Congress has already appropriated money for this project.

BUSINESS  STRATEGY

Our strategy is based on the belief that innovative advancements in technology and the application of standard business processes and practices will make access to space much more practical and affordable. We believe these factors will cause growth in certain areas of space commerce and will create new space markets and increased demand for our proprietary products.

Our  business  strategy  is  to:

-     Introduce  commercial  business  practices  into  the   space  arena,  use
off-the-shelf technology in innovative ways and standardize hardware and software to reduce costs and to increase reliability and profits;

-     Start  with  small,  practical  and  profitable  projects,   and  leverage
credibility and profits into larger and ever more bold initiatives - utilizing partnerships where appropriate;

- Bid, win and leverage government programs to fund our Research and Development ("R&D") and product development efforts;

- Integrate our smaller, low cost commercial spacecraft and hybrid space transportation systems to provide one-stop turnkey payload and/or data delivery services to target customers;

- Apply our low cost space products to new applications and to create new users, new markets and new revenue streams;

- Produce and fly commercial missions, in conjunction with partners and investors, throughout the inner solar system in the commercial beyond earth orbit "space"; and

- Join or establish a team to build a safe, affordable sub-orbital, passenger space plane to help initiate the space tourism business.

We believe that our business model, emphasizing smaller satellites, commercial approaches, technological simplicity, architectural and interface standardization and horizontal integration (i.e., "whole product"), provides the following advantages:

-     Enables  small-space  customers  to   contract   for  end-to-end   mission
solutions, reducing the need for and complexity of finding other contractors for different project tasks;

- Decreases schedule time and lowers total project costs, thereby providing greater value and increases return on investment for us and our customers; and

-     Creates  barriers  to  entry  by  and  competition  from  competitors.

PRODUCTS  AND  SERVICES;  MARKET

We currently have three primary lines of space products and services on which we believe a sound foundation and profitable, cash generating business can be built:

- Our Products - Microsatellites & Nanosatellites, BD-II Spacecraft Bus, MoTV (Maneuvering and orbital Transfer Vehicle) and Hybrid Propulsion and Launch Vehicle Systems;

- Our Subsystem Products - MFC (miniature flight computer), MS-VOS (micro space vehicle operating system), PC-DS (power conditioning and distribution system) and MST (miniature S-band transceiver); and,

- Our Services - Mission Analysis and Design, Spacecraft and Subsystem Design, Microsatellite and Nanosatellite Launches and Mission Control and Operations.

These products and services are being marketed and sold directly into primarily domestic government, university, military and commercial markets. Our business is not seasonal to any significant extent; however, our business follows normal industry trends such as increased demand during bullish economic periods, or slow-downs in demand during periods of recession.

In addition, we are working with partners to create new markets that can generate new space-related service, media, tourism and commercial revenue streams. While we believe that certain space market opportunities are still several years away, we are currently working with industry-leading partners to develop unique enabling technology for the potentially very large sub-orbital manned space plane tourism market; and, creating a new unmanned Beyond Earth Orbit commercial market with spacecraft derived from our NASA JPL Mars
MicroMission  and  Boeing  Lunar  Orbiter  mission  design  contracts.

OUR  PRODUCTS
-------------

Microsatellites & Nanosatellites - We design and build small, light, high-performance, reliable and affordable micro- and nanosatellites. The primary benefit of micro- and nanosatellites is lower cost and weight. Since we can dramatically reduce manufacturing costs and the costs to launch the satellites to earth-orbit and deep space, we can pass those cost savings on to our customers. Small, inexpensive satellites were once the exclusive domain of scientific and amateur groups; however, smaller satellites are now a viable alternative to larger, more expensive ones, as they provide cost-effective solutions to traditional problems. We design and build low cost, high performance space-mission solutions involving micro-satellites (generally less than 100 kg) and even smaller satellites (less than 50 kg). Our approach is to provide smaller spacecraft and compatible low cost, safe hybrid propulsion space systems to a growing market of commercial, government and potentially international customers.

BD-II (Boeing Delta-II compatible) spacecraft bus - We have a qualified microsatellite bus available to sell as a standard, fixed-price product to government and commercial customers needing an affordable satellite for small payloads. We began developing this product in 1999, when we were selected as the mission designer, spacecraft bus provider, integrator and mission operator of UCB Space Sciences Laboratory's ("SSL") Cosmic Hot Interstellar Plasma Spectrometer ("CHIPS") mission. CHIPSat was launched at 4:45 PM PST on January 12, 2003 from Vandenberg Air Force Base in California. The satellite achieved 3-axis stabilization with all individual components and systems successfully operating and continues to work well in orbit.

Maneuvering and orbital Transfer Vehicle ("MoTV") - Our MoTV system is a family of small, affordable, elegantly simple, throttleable, and restartable propulsion and integrated satellite products. Our MoTV can be used as a standard propulsion module to transport a customer's payload to different orbits. The MoTV provides the change in velocity and maneuvering capabilities to support a wide variety of applications for on-orbit maneuvering, proximity operations, rendezvous, inspection, docking, surveillance, protection, inclination changes and orbital transfers.

Hybrid Rocket Propulsion and Launch Vehicle System - We provide a wide variety of safe, clean, simple, reliable, cost-effective hybrid propulsion systems to safely and inexpensively enable satellites and on-orbit delivery systems to rendezvous and maneuver on-orbit and deliver payloads to sub-orbital altitudes. Hybrid rocket propulsion is a safe and low-cost technology that has tremendous benefits for current and future space missions. Our hybrid rocket propulsion technology features a simple design, is restartable, is throttleable and is easy to transport, handle and store. We acquired some of our expertise in hybrid propulsion technology from AMROC. We are using this technology to develop the responsive, affordable SpaceDev Streaker(TM) small launch vehicle under an Air Force contract.

OUR  SUBSYSTEM  PRODUCTS
------------------------

Miniature Flight Computer ("MFC") - Our MFC is a high performance 300 million instructions per second ("MIPS") general-purpose space-qualified flight computer for a wide variety of space vehicles. It is cost-effective, has about ten times the performance-to-power ratio of current flight computers and only uses 0.5 to 6 watts of power, depending on its tasks. Our MFC has successfully passed manufacturing and environmental testing and over 14 months of reliable operations in low earth orbit ("LEO"), and is ready for civil, military and commercial spacecraft and launch vehicle applications.

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

Mission Control and Operations Software ("MC-OS") - Our MC-OS performs satellite command and control and data acquisition. This general purpose software permits direct command, control and data operations from any laptop computer anywhere in the world. The MC-OS satellite command and control is managed via user commands, batched command scripts and timed command scripts. MC-OS components include direct, real-time interactive Telnet communications with the satellite, file transfer protocol ("FTP") for file transfer between the ground station and satellite, a system security module which assigns users a password, command level and logs all user commands to disk, and a status window for monitoring MC-OS status.

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

Our Miniature S-Band Transmitter ("MST") and Miniature S-Band Receiver ("MSR") are cost-effective solutions for low cost and low mass spacecraft. The MST and MSR feature lightweight state-of-the-art electronic circuitry designed to meet today's requirements for power efficient space-based communications hardware. The weight of the transmitter and receiver are 2.5-oz and 32-oz, respectively. These units leverage years of communications design heritage and have been operating on-orbit since the January 12, 2003 launch of CHIPSat, the first mission to be funded through NASA's UNEX Program and the first and only successful UNEX mission to date. The MST and MSR designs provide flexibility to meet customer requirements and options. Both units are designed to operate in most present day thermal, launch, and on-station LEO spacecraft environments.

OUR  SERVICES
-------------

Mission Analysis and Design - We can provide end-to-end mission design and analysis, including the design of the mission and its science, commerce or technology demonstration goals, the design of an appropriate space vehicle (satellite or spacecraft), prototype development, construction and testing of the spacecraft, integration of one or more payloads (instruments, experiments or technologies) into the spacecraft, integration of the spacecraft onto the launch vehicle (rocket), the launch and the mission control and operations during the life of the mission. Many of our products and services are now qualified or are nearing qualification to assist with missions that orbit the earth, travel to another planetary body, or cruise through space taking measurements and transmitting valuable data back to Earth.

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

Microsatellite & Nanosatellite Launches - To support the growth in customer demand within the small satellite market, we work with launch providers to identify and market affordable launch opportunities and to provide customers with a complete on-orbit data delivery service that combines our spacecraft and hybrid propulsion products. These innovative, low-cost, turnkey launch solutions will allow us to provide one-stop shopping for launch services, spacecraft, payload accommodation, total flight system integration and test and mission operations. The customer only needs to provide the payload, and we are capable to perform all the tasks required for the customer to get to orbit and to begin collecting their data.

Mission Control and Operations - Our mission control and operations center, located in our headquarters building near San Diego, coupled with our mission control and operations package, is uniquely Internet-based and allows for the operation and control of missions from anywhere in the world that has access to the Internet. CHIPSat is the first U.S. mission to use end-to-end satellite operations with TCP/IP and FTP. While this concept has been analyzed and demonstrated by the NASA OMNI team, CHIPSat is the first to implement the concept as the only means of satellite communication. A formation flying cluster or constellation of TCP/IP-based microsatellites, similar to the cluster of microsats we are developing for the Missile Defense Agency, can be designed to communicate directly with each other, as in a wide area network in space. Providing any one satellite/node in this network is in line-of-sight with any ground station at any given time, the entire constellation could always maintain ground station connectivity, thus creating a network on-orbit and on the web, a direct extension of CHIPSat's elegantly simple TCP/IP mission operations architecture.

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

COMPETITION

We compete for sales of our products and services based on price, performance, technical features, contracting approach, reliability, availability, customization, and, in some situations, geography. Our primary competition for low-cost propulsion systems using clean, safe, commercially available hybrid rocket motor technology comes from Cesaroni Technology Incorporated in Canada and their affiliates. While Lockheed Martin has demonstrated large-scale hybrid rocket capability, and there are a number of smaller enterprises, especially academic-based organizations, in the domestic market currently investigating various aspects of hybrid rocket technology, to-date we have seen limited competitive pressures arising from these organizations.

The primary domestic competition for unmanned earth-orbiting micro-satellites, unmanned deep space micro-spacecraft and micro-satellite subsystems as well as software systems comes from other small companies such as AeroAstro, Orbital Sciences and Spectrum Astro. The most established international competitors are Surrey Satellite Technology Limited ("SSTL") in the United Kingdom, OHB Systems in Germany, an OHB Technology AG Company, and EADS Astrium with locations throughout Western Europe. Swedish Space Corporation is also able to compete in the small-satellite arena, particularly in the European market. In addition to private companies, there are a limited number of universities in the United States that have the capability to produce reasonably simple micro-satellites; these include Weber State in Ogden, Utah and Colorado University in Boulder, Colorado.

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

REGULATION

Our business activities are regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations ("ITAR"). Exports of the Company's products, services and technical data require either Technical Assistance Agreements ("TAAs") or licenses from the U.S. Department of State, depending on the level of technology being transferred. This includes recently published regulations restricting the ability of U.S.-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. The government is very strict with respect to compliance and has served notice that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. The failure of the Company to comply with any of the foregoing regulations could have serious adverse effects as dictated by the rules associated with compliance to the ITAR regulations. Also, our ability to successfully market and sell into international markets may be severely hampered due to ITAR regulation requirements. Our conservative position is to consider any material beyond standard marketing material to be regulated by ITAR regulations. This year we began an active and comprehensive internal and external ITAR training program provided by our regulatory consulting firm, Q International Group, and the Society for International Affairs, both for our employees and our Empowered Official, Mr. Slansky. We also introduced in 2003 an Internal Export Compliance Control Program for defense articles and defense services controlled by the U.S. Department of State under ITAR.

In addition to the standard local, state and national government regulations that all businesses must adhere to, the space industry has specific regulations. In the U.S., command and telemetry frequency assignments for space missions are primarily regulated by the Federal Communications Commission for our domestic commercial products. Our products geared toward domestic government customers are regulated by the National Telecommunications Information Agency and any of our products sold internationally, if any, are regulated by the International Telecommunications Union. All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the U.S. Air Force. In addition, all commercial space launches that we might perform require a license from DOT. Satellites that are launched must obtain approvals for command and frequency assignments. For international approvals, the FCC and NTIA obtain these approvals from the ITU. These regulations have been in place for a number of years to cover the large number of non-government commercial space missions that have been launched and put into orbit in the last 15 to 20 years. Any commercial deep space mission that we might perform would be subject to these regulations. Presently, we are not aware of any additional or unique government regulations related to commercial deep space missions.

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

We may need to utilize the Deep Space Network on some of our missions. The DSN is a U.S. funded network of large antennas that supports interplanetary spacecraft missions and radio and radar astronomy observations for the exploration of the solar system and the universe. The network also supports selected Earth-orbiting missions. The network is a facility of NASA, and is managed and operated for NASA by the Jet Propulsion Laboratory. The Telecommunications and Mission Operations Directorate manages the program within JPL. Coordination for the use of this facility is arranged with the
Telecommunications  and  Mission  Operations  Command.

EMPLOYEES

At December 31, 2003, we employed approximately thirty (30) persons full and part-time, most of whom are aerospace, mechanical and electrical engineers. We expect to hire other personnel as necessary for completion of projects, product development, quality assurance, sales and marketing, finance and administration. In addition, due to the nature of our business, we anticipate that it may become necessary to lay off employees whose work is no longer required to maintain operations in order to prevent cost overruns. We do not have any collective bargaining agreements with our employees, and we believe our employee-relations are good.

INTELLECTUAL  PROPERTY

We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage. We intend to protect our intellectual property through a combination of patents, license agreements, trademarks, service marks, copyrights, trade secrets and other methods of restricting disclosure and transferring title. There can be no assurance that such applications will be granted. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; enter into license agreements with third parties; and, generally, seek to control access to and distribution of our intellectual property.

In August 1998, we acquired a license to intellectual property (including two patents and trade secrets) from an individual who had acquired them from the former AMROC, which specialized in hybrid rocket technology. We are obligated to issue warrants to this individual to purchase a minimum of 100,000 and a maximum of 3,000,000 shares of our common stock over ten years beginning at the inception of the agreement, depending on our annual revenues directly related to sales of hybrid technology-based products from the original technology acquisition. To date, we have issued warrants to purchase a total of 100,000 shares of our common stock under the agreement.

ITEM  2.     DESCRIPTION  OF  PROPERTY

In January 2003, we entered into a sale and leaseback of our 25,000 square foot facility in Poway, California. Our facility includes a small Spacecraft Assembly and Test facility ("SAT") with an 1,800 square foot Class 100,000 clean room, avionics development lab, machine shop with rocket motor casting capability, mechanical assembly lab, and mission control and operations center. Key uses of our California facility are program and project conferences and meetings, engineering design, engineering analysis, spacecraft assembly, avionics labs and software labs and media outreach. We also have an Internet-based Mission Control and Operations Center in our building. Our facility allows for efficient design, assembly and test of our products and technologies.

We originally purchased our headquarter facility in December 1998, and as noted above we sold the facility and entered into a sale-leaseback in January 2003. The rent is approximately $25,700 per month with a 3.5% COLA increase annually. We are responsible for property tax and liability insurance on the facility. We were required to make an advance payment in the form of a security deposit of approximately $25,700, which we carry as an asset on our balance sheet. Our Chief Executive Officer, Mr. Benson, provided a guarantee for the leaseback. [See Notes 2 and 9(c) to our consolidated financial statements for additional information.] The original purchase price of the facility was $1.1 million, and the selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2,407,000. The approximate net proceeds to us for working capital purposes was $636,000.

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

Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of fees will be recorded as income in the period they are received. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. See "Results of Operations" below. In June 2003, we ceased efforts to recover the awarded fees, as it was determined that the cost to pursue collection exceeded the likelihood of collection.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

Our common stock has been traded on the Over-the-Counter Bulletin Board ("OTCBB") since August 1998 under the symbol "SPDV" or "SPDV.OB." The following table sets forth the trading history of our common stock on the OTCBB for each quarter as reported by Yahoo Finance Historical Prices (www.finance.yahoo.com). The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                           QUARTERLY     QUARTERLY
                        QUARTER ENDING      HIGH         LOW
                          ---------         -----       -----
                          3/31/2002         $0.65       $0.48
                          6/30/2002         $0.64       $0.43
                          9/30/2002         $0.52       $0.30
                         12/31/2002         $0.50       $0.29
                          3/31/2003         $0.55       $0.41
                          6/30/2003         $0.75       $0.33
                          9/30/2003         $1.80       $0.55
                         12/31/2003         $1.15       $0.81
                          3/31/2004         $1.85       $0.92


HOLDERS

As of March 4, 2004, there were over 200 holders of record of our common stock. We estimate the total number of beneficial owners of our common stock to be in excess of 2,500 holders. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

We have never paid a cash dividend on our Common Stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

EQUITY  COMPENSATION  PLAN  INFORMATION





EQUITY COMPENSATION PLAN INFORMATION


                                                              (a)                  (b)                         (c)
                                      ---------------------------  -------------------  --------------------------

Plan category. . . . . . . . . . . .  Number of securities         Weighted-average     Number of securities
                                      to be issued upon            exercise price of    remaining available for
                                      exercise of outstanding      outstanding          future issuance under
                                      issuance options, warrants   options, warrants    equity compensation plans
                                      and rights                   and rights           (excluding securities
                                      reflected in column (a))
Equity
compensation plans . . . . . . . . .                    3,124,807  $              0.93                   1,022,891
approved by
security holders
Equity . . . . . . . . . . . . . . .                    2,500,000  $              2.00                           0
compensation plans
not approved by
security holders
Total. . . . . . . . . . . . . . . .                    5,624,807  $              1.47                   1,022,891
------------------------------------  ---------------------------  -------------------  --------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our General Registration Statement on Form 10SB12G/A filed January 28, 2000 as well as any or all of our recent filings including prior year 10-KSB and quarterly 10-QSB filings.

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

OVERVIEW

We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. We are currently focused on the commercial and military development of low-cost micro-satellites, nano-satellites and related subsystems, hybrid rocket propulsion for space, launch and human flight vehicles as well as associated engineering and technical services primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro- and nano-satellites, hybrid rocket-based launch vehicles, Maneuvering and orbital Transfer Vehicles ("MoTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our micro-satellite and nano-satellite products and services in the long-term, the early adopters of this technology appears to be the military and our "products" are considered to be the outcome of specific projects. We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets and small high performance space vehicles and subsystems for commercial customers.

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

SELECTION  OF  SIGNIFICANT  CONTRACTS

On March 31, 2004, we were awarded a $43,362,271, five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract to conduct a micro satellite distributed sensing experiment, an option for a laser communications experiment, and other micro satellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach. The total five-year contract has a ceiling amount of $43,362,271. The principal place of performance will be Poway, California. We expect to complete the work under the contract before February 2009. Government contract funds will not expire at the end of the current government fiscal year. The micro satellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance micro satellites to support national missile defense. The milestone-based, multiyear, multiphase contract has an effective start date of March 1, 2004. The first phase is expected to be completed this year and will result in detailed mission and microsat designs. The estimated first phase revenue is $1.1 million. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying microsats to be networked on-orbit with high speed laser communications technology. The second phase is anticipated to begin September 1, 2004 and run through 2005.

On October 2, 2003, we were awarded an exclusive, follow-on contract to provide the hybrid rocket motor systems and components for SpaceShipOne. We provide our facilities, resources and a team of launch vehicle and hybrid propulsion engineers & technical personnel in continued support of the SpaceShipOne program. The contract called for us to use our best efforts to satisfy the requirements of the SpaceShipOne program, based on our experience with the prior phases. We are to provide two sets of re-usable flight test hardware, including a bulkhead, commonly known as the SpaceDev bulkhead, machined in the flight configuration, a main oxidizer valve of the current design and associated interfaces and plumbing to the SpaceDev bulkhead, a motor control system, igniter housings, pressure transducers, and thermocouples as required for input to the motor control system. In addition, we are to produce and assemble test motors, including but not limited to, all expendable or semi-reusable materials as defined by our baseline design motor. We are also to provide on-site engineering test support and post-test analysis. Provisions are made in the contract for minimum monthly payments in the event of customer schedule slippage as well as additional levels of support via engineering change orders, if required. The total contract value is estimated at $429,000. Approximately $115,000 of revenue was realized in the year ending December 31, 2003, with approximately $35,000 from engineering change orders and the remaining $80,000 from the contract.

On July 24, 2003, we were awarded a contract by Lunar Enterprise of California ("LEC") for a first phase project to begin developing a conceptual mission and spacecraft design for a lunar lander program. The unmanned mission will be designed to put a small dish antenna near the south pole of the Moon. From that location it will be in near-constant sunlight for solar power generation, and should be able to perform multi-wavelength astronomy while communicating with ground stations on Earth. The contract value was $100,000 and was completed by November 2003. We believe that there is a possibility for a follow-on phase of $140,000 to further analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements. This phase, if awarded, would be targeted for a mid-2004 completion. Although this project is currently unfunded, if the project were to proceed past the analysis stage, the total mission cost could exceed $50-$75 million. Again, we can give no assurance that the contract will be awarded to us. Revenues for the year ending December 31, 2003 were approximately $70,000.

Also on July 9, 2003, we were awarded a second contract by the Missile Defense Agency ("MDA") to explore the use of micro-satellites ("microsats") in national missile defense. Our microsats are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study explored fast response microsat launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract was successfully concluded on February 27, 2004. The total contract value was $800,000 with approximately $481,000 of revenue realized in the year ending December 31, 2003 and approximately $319,000 of revenue realized in the first quarter of 2004. The total value of our microsatellite studies for MDA was over $1 million in 2003. This second contract is being considered an investigatory phase by MDA. (See Note 11. Subsequent Events to the Consolidated Financial Statements.)

On July 9, 2003, we were awarded a Phase I Small Business Innovation Research ("SBIR") contract by Air Force Research Lab ("AFRL") to design and begin the development of the SpaceDev Streaker(TM) small launch vehicle ("SLV"). SpaceDev Streaker(TM) will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit ("LEO"). The SpaceDev Streaker(TM) SLV concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive,  and  storable,  and  can  be throttled, shut down and restarted.
This contract is valued at approximately $100,000, is a fixed price, milestone-based agreement, which should be completed within one year. We believe that this SBIR will move into Phase II valued at approximately $750,000 of carry-forward work for us, plus an additional $750,000 of funds provided by Congress. This money will be used to develop and test fire our large Common Core Booster for the SpaceDev Streaker(TM) launch vehicle. We believe that there may be some interest by Congress in providing additional matching funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us. Revenues for the year ending December 31, 2003 were approximately $50,000.

On July 9, 2003, we were awarded a Phase I contract to develop micro- and nano-satellite bus and subsystem designs. This AFRL SBIR contract, valued at approximately $100,000, will enable us to explore the further miniaturization of our unique and innovative microsat subsystems. It will also enable us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract is fixed price, milestone-based and should be completed within one year. We believe that this SBIR will move into Phase II valued at approximately $750,000 of carry-forward work for us; however, there can be no assurance that such work will be awarded to us.
Revenues  for  the  year  ending  December  31, 2003 were approximately $40,000.

On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the AFRL. We received an award for Phase II of the contract on March 28, 2003, and will use the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) are worth up to approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. AFRL Phase II is a cost-plus contract. We anticipate that to complete AFRL Phase II, additional time and funding will be required. We are currently negotiating with the AFRL for a small extension of Phase II in order to complete the work, which we anticipate will be granted in the second quarter of 2004. In addition to the Phase I and Phase II awards, there is an option worth approximately $1 million pending initiation. The option has been awarded and work will begin once certain milestones are met to the satisfaction of the AFRL project manager. The additional funding to complete AFRL Phase II may come from the $1 million option; thereby, requiring a reduction in the original scope of the option. We anticipate a successful resolution to the AFRL II contract extension. Revenues for the year ending December 31, 2003 were approximately $29,600 for Phase I and $997,000 for Phase II.

On June 18, 2001, we entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was to provide certain consulting and advisory services to us. EMC received the first installment of 500,000 shares of our common stock on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was approximately $455,000. Pursuant to a demand for arbitration filed by us on November 7, 2001, we sought the return of all or a portion of the shares issued to EMC. Following a three-day arbitration in May and June 2002, on July 17, 2002, an interim award was issued in favor of us against EMC, ordering the return of the initial installment of our 500,000 shares and denying EMC's own claim for $118,000. On October 22, 2002, a tentative final award was issued in our favor including an award of approximately $83,000 in attorney and arbitration fees to us. The tentative final ruling became effective on October 29, 2002, and has been submitted to the Superior Court of California, Orange County, for entry of judgment. Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of the fees will be recorded as income in the period they are received; however, at this time, we do not expect any recovery and in June 2003, we ceased efforts to recover the awarded fees, as it was determined that the cost to pursue collection exceeded the likelihood of collection. The return of our 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. Because the original expense was not recorded as an extraordinary item, the reversal of the expense did not qualify as an extraordinary item.

In September 2001, we were awarded a contract for a proprietary propulsion research program (for what is now called Scaled Composites' SpaceShipOne) valued at approximately $1.6 million. Total revenue was extended to $1.8 million in April 2002 and the contract expired on July 31, 2003, after all work on Phase II was completed. As a part of this commercial propulsion program, we competed with another vendor to design a hybrid propulsion system. On September 19, 2003, we won the competition and were awarded an exclusive contract for the proprietary components and technology to power the hybrid rocket motor. The new total contract value is estimated to be approximately $650,000. Revenues from this contract during the year ending December 31, 2003 were approximately $80,000 and we anticipate that the contract will continue providing revenue opportunity for us through 2004. In addition, there have been several time and materials engineering work orders issued to support the ongoing program, during 2003 we received approximately $35,000 in revenue from these work orders and expect continuation of this work during 2004.

In April 2001, we were awarded one of four $1.0 million contracts from NASA's Jet Propulsion Laboratory in Pasadena, California. As part of a Boeing-led team, we participated in a study of the options for a potential Mars sample return mission in 2011. The contract ran from April through October 2001. Our revenue from this contract in 2002 was approximately $7,000 and there was no revenue from this contract in 2003.

In November 1999, we won a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at UCB. We were competitively selected by UCB/SSL to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and only successful mission of NASA's low-cost University-Class Explorer ("UNEX") series to date. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating and is continuing to work well in orbit after one year. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB, which added approximately $1.2 million to the contract as well as an increase in contract scope. This increased the total contract revenue to approximately $6.8 million and reduced the total expected loss on the contract to approximately $460,000. During 2002, an additional contract modification for approximately $400,000 was signed, which also increased the contract value and increased the scope of the contract to the current value of the CHIPSat project of approximately $7.4 million, thereby increasing the total expected loss to approximately $514,000. In retrospect, some of the CHIPSat expenses creating the loss could have been recorded as research and development costs associated with our ongoing satellite design and development programs. As of December 31, 2003, the total contract costs were expended. Revenues for the years ending 2003 and 2002 were approximately $356,000 and $1.7 million, respectively. The original support contract expired on December 31, 2003. CHIPSat is still operating successfully and providing UCB with new and interesting data. UCB requested to extend the program and we recently negotiated a new time and materials contract in the form of a purchase order with UCB for continuing support of this project.

In February 1998, our operations were expanded with the acquisition of Integrated Space Systems, Inc. ("ISS"), a California corporation founded for the purpose of providing engineering and technical services related to space-based systems. The ISS employee base, acquired upon acquisition, largely consisted of former commercial Atlas launch vehicle engineers and managers who worked for General Dynamics and expanded our then current employee base to 20 employees. ISS was purchased for approximately $3.6 million, paid in Rule 144 restricted common shares of SpaceDev. Goodwill of approximately $3.5 million was capitalized and was to be amortized over a period of 60 months, based on the purchase price exceeding the net asset value of approximately $164,000. As a result of a change in corporate focus, on November 15, 2001, we determined that the unamortized balance of goodwill from ISS, which was approximately $923,000, had become impaired and it was written off. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with government agencies), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. We determined that all future business, contracts and proposals would be sought after only in the SpaceDev name, making it a more efficient way for us to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment. All activities have been integrated into SpaceDev, Inc. and we filed for dissolution of ISS in December 2003.

RESULTS  OF  OPERATIONS

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

         YEAR ENDED DECEMBER 31, 2003 -VS.- YEAR ENDED DECEMBER 31, 2002

During the year ending December 31, 2003, we had net sales of approximately $2,960,000 as compared to net sales of approximately $3,370,000 for the same period in 2002. Sales declined primarily due to government delays in finalizing the follow-on contracts for AFRL and MDA and to customer delays on SpaceShipOne. Sales in 2003 reflected the substantial completion of CHIPSat and the completion of the original SpaceShipOne contract, AFRL Phase I and MDA Phase I, while a new exclusive proprietary propulsion contract (SpaceShipOne), began on October 2, 2003, a new contract with MDA began on July 9, 2003, a new contract with AFRL began on July 9, 2003 and a new contract with Lunar Enterprises began on July 24, 2003. The total value of the MDA, AFRL and Lunar Enterprises contracts were $800,000, $1.4 million and $100,000, respectively. Revenues for the year ending December 31, 2003 were comprised of approximately $29,600 and $997,000 from AFRL Phase I and II, respectively, $397,000 and $115,000 from the original and new exclusive proprietary propulsion contracts (SpaceShipOne), respectively, $250,000 and $481,000 from MDA Phase I and II, respectively, $356,000 from the CHIPSat program, $100,000 from the contract by Lunar Enterprises of California and approximately $220,400 from all other programs. During the same period of 2002, sales were comprised of approximately $1.7 million from the CHIPSat program, approximately $1.2 million from the original SpaceShipOne propulsion development program, approximately $300,000 from the completion of our outstanding government grants, approximately $70,000 from Phase I of the AFRL project and approximately $130,000 from all other programs.

For the year ending December 31, 2003, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $2,415,000, or 82% of net sales, as compared to approximately $3,348,000 or 99% of net sales, during the same period in 2002. The decrease in cost of sales was primarily due to a lower overall cost structure, combined with the implementation of stronger cost controls and project monitoring. Also, we altered our cost allocation method in the second quarter of 2003 as we completed CHIPSat, our main fixed price contract at the time, and began work on our new AFRL and MDA cost plus contracts. We continue to focus efforts on developing project management skills and reports to assist in the efficient and effective management of our projects. The gross margin percentage for the year ending December 31, 2003 was 18% of net sales, an increase of 16% of net sales, as compared to 2% of net sales for the period in 2002.

We experienced an increase of approximately $1,364,000 in operating expenses from approximately $66,000, or 2% of net sales, in the year ending December 31, 2002 to approximately $1,430,000, or 48% of net sales, for the year ending December 31, 2003. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses and research and development expenses as well as stock and stock option based compensation expenses. In 2002, we experienced a one-time reversal for the EMC transaction (see EMC Holdings Corporation transaction in MD&A Overview Section above). The increase in operating expenses for the year ending would have been approximately $905,000, rather than the stated $1,360,000 increase, without the one-time EMC reversal. The following comparisons are based on total operating expenses excluding the effects of the one-time EMC reversal.

- Marketing and sales expenses accounted for approximately 15% of the increase in operating expenses, from approximately $258,000, or 8% of net sales, for the year ending December 31, 2002, to approximately $395,000, or 13% of net sales, during the same period in 2003, mainly due to our decision to expand our marketing and sales department and add a Vice President of Marketing and Product Development. Although our Vice President of Marketing and Product Development is no longer with us, our CEO, Mr. Benson is leading our marketing & sales efforts and most of his expenses are being charged to this department.

- Research and development ("R&D") expenses accounted for approximately 31% of the increase in operating expenses. We began incurring R&D expenses of approximately $281,000, or 10% of net sales, during the year ending December 31, 2003. Approximately $192,000 of R&D was in connection with our hybrid rocket propulsion design system and technologies and the remaining $89,000 was part of our satellite bus design and development.

- Approximately 1% of the increase in operating expenses came from stock and stock option based compensation expense. During the year ending December 31, 2003, we had an increase in stock and stock option based compensation expense from approximately ($452,000), or (14%) of net sales, in 2002 to approximately $9,000 or 0% of net sales during the same period in 2003. This increase was mainly due to the reversal of stock compensation from the EMC arbitration ruling as noted above.

- G&A expenses accounted for approximately 53% of the increase in operating expenses. The increase in G&A expenses from approximately $261,000 for the year ending December 31, 2002 to approximately $746,000 for the same period in 2003 was primarily due to new rent charges of approximately $291,000 (we owned the building in 2002 and incurred interest expense on loans but not rental payments) plus one-time revolving credit facility expenses of approximately $42,000 and an increase in G&A labor expense with the hiring of our Chief Financial Officer, offset by a reduction in G&A labor expense of $92,000 primarily due to the loss of our Vice President of Operations.

Non-operating expense/(income) consists of interest expense, non-cash debt discount expense and deferred gain on the sale of our building, as well as, other loan fees and expenses.

- Interest expense for the year ending December 31, 2003 and 2002 was approximately $91,000, or 3% of net sales, and $263,000, or 8% of net sales, respectively. The decrease was due to the building sale on January 31, 2003, which eliminated building debt and reduced overall interest on the notes associated with the building. We continue to pay interest expense on certain capital leases and settlement notes. In addition, we accrued interest expense related to our related party note, convertible debentures and our revolving credit facility. In the years ending December 31, 2003 and 2002, the accrued interest on our related party note was approximately $47,000 and $45,000 respectively. We also accrued and paid approximately $18,000 of interest on our convertible notes and accrued approximately $14,000 of interest, $42,000 of fees and $126,000 of non-cash loan fees on our revolving credit facility for the year ending December 31, 2003.

- In conjunction with our convertible notes, we recorded a convertible note debt discount of $475,000 related to warrants that accompanied the convertible debt issue in 2002; however, since we made a partial repayment and the note holders converted the remaining balance and forfeited half of their warrants, the debt discount amount was reduced from $475,000 to $237,500. The reduction is exclusively attributable to forfeiture of half of the original warrants. During the year ending December 31, 2003, the convertible debt was eliminated. A debt discount adjustment of approximately $234,000 was made and the ending balance of $112,500 was recorded on the statement of operations for the year.

- We recognized approximately $107,500 of the deferred gain on the sale of the building during the year ending December 31, 2003 and we will continue to amortize the remaining deferred gain of approximately $1,065,000 into non-operating income over the remainder of the lease. In relation to the gain we received on the building, we also accrued an income tax payable expense of $40,000 at March 31, 2003 of which none remained at December 31, 2003. The reduction of the income tax payable was due to a change in estimate based on the loss we experienced during the year.

- We realized loan fees related to our revolving credit facility and expenses related to the conversion of notes to common stock below fair market value of approximately $258,000 for the year ending December 31, 2003. We anticipate additional expenses related to similar note to equity conversions in the quarters ahead.

During the year ending December 31, 2003, we incurred a net loss of approximately $1,246,000, or 42% of net sales, compared to a net loss of approximately $376,000, or 11% of net sales, for the same period in 2002. During the year ending December 31, 2003, we incurred an EBITDA (earnings before interest taxes depreciation and amortization) of approximately <$723,000>, or
<24 %> of net sales, compared to an EBITDA of approximately $372,000, or 10 % of net  sales,  for  the  year  ending  in  2002.

The following table reconciles EBITDA to net loss for the twelve-months ending December 31, 2003 and 2002, respectively:




FOR THE TWLEVE-MONTHS ENDING            DECEMBER 31, 2003   DECEMBER  31, 2002
                                               (UNAUDITED)         (UNAUDITED)
                                        ------------------  ------------------
NET LOSS (INCOME). . . . . . . . . . .         (1,246,067)           (376,160)
--------------------------------------  ------------------  ------------------

Interest Expense . . . . . . . . . . .             91,493             263,480
Non-Cash Interest exp. (Debt Discount)            112,500             125,000
Gain on Building Sale. . . . . . . . .           (107,498)                  0
 Loan Fee - Equity Compensation. . . .            257,882                   0
Provision for income taxes . . . . . .              1,600               1,600
Depreciation and Amortization. . . . .            166,971             357,692
--------------------------------------  ------------------  ------------------
EBITDA . . . . . . . . . . . . . . . .           (723,119)            371,612
--------------------------------------  ------------------  ------------------


EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations). We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. The increase in the net loss was mainly due to our quarterly losses in the first and second quarters of 2003 and less depreciation on our building, which we sold in January 2003. The first two quarterly losses were spurred by reductions in revenues due to the substantial completion of CHIPSat and the delay in starting our new AFRL and MDA projects; however, revenues for the four quarters in 2003 showed continued progress, as did the loss by quarter.

                               [GRAPHIC  OMITED]

      QUARTER ENDED DECEMBER 31, 2003 -VS.- QUARTER ENDED DECEMBER 31, 2002



                                                                                                SPACEDEV, INC.
                                                                                              AND SUBSIDIARIES

                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                 THREE-MONTHS ENDING
                                                                                     (UNAUDITED)
 THREE-MONTHS ENDING DECEMBER 31,. . . . . . . . . . .                  2003   %             2002         %
--------------------------------------------------------------------------------------------------------------

 NET SALES . . . . . . . . . . . . . . . . . . . . . .  $            901,746           100%  $  800,594   100%
--------------------------------------------------------------------------------------------------------------

 Cost of sales . . . . . . . . . . . . . . . . . . . .               732,573            81%   1,197,675   150%
 Anticipated loss on uncompleted contract (Note 10(c))                     -                   (58,941)    -7%
--------------------------------------------------------------------------------------------------------------

 TOTAL COST OF SALES . . . . . . . . . . . . . . . . .               732,573            81%   1,138,734   142%

 GROSS MARGIN. . . . . . . . . . . . . . . . . . . . .               169,173            19%    (338,140)  -42%

 OPERATING EXPENSES
    Marketing and sales expense. . . . . . . . . . . .                83,606             9%      99,114    12%
    Research and development . . . . . . . . . . . . .                 8,743             1%           -     0%
    Stock and stock option based compensation. . . . .                 4,485             0%     457,000    57%
    General and administrative . . . . . . . . . . . .                84,050             9%    (285,813)  -36%
    EMC - stock based compensation (Note 8(b)) . . . .                     -             0%    (455,000)  -57%
--------------------------------------------------------------------------------------------------------------

 TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . .               180,884            20%    (184,699)  -23%


 INCOME/(LOSS) FROM OPERATIONS . . . . . . . . . . . .               (11,711)           -1%    (153,441)  -19%


 NON-OPERATING EXPENSE/(INCOME)
    Interest expense . . . . . . . . . . . . . . . . .                26,809             3%      78,375    10%
    Non-cash interest expense debt discount (Note 5) .                     -             0%     125,000    16%
    Gain on Building Sale (Note 4(a)). . . . . . . . .               (29,318)           -3%           -     0%
    Loan Fee - Equity Compensation (Note 4(c) & 5) . .               109,470            12%           -     0%
--------------------------------------------------------------------------------------------------------------

 TOTAL NON-OPERATING EXPENSE/(INCOME). . . . . . . . .               106,961            12%     203,375    25%


 LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . .              (118,672)          -13%    (356,816)  -45%
 Income tax provision (Notes 1(j) and 6) . . . . . . .                 1,600             0%       1,600     0%
--------------------------------------------------------------------------------------------------------------

 NET LOSS. . . . . . . . . . . . . . . . . . . . . . .  $           (120,272)          -13%  $ (358,416)  -45%

--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

 NET LOSS PER SHARE:
   Net loss. . . . . . . . . . . . . . . . . . . . . .  $              (0.01)               $     (0.03)
--------------------------------------------------------------------------------------------------------------

   Weighted-Average Shares Outstanding . . . . . . . .            16,282,485                  14,394,183
--------------------------------------------------------------------------------------------------------------


NOTE: THE NUMBERS PRESENTED IN THE CHART ABOVE WERE NOT AUDITED OR REVIEWED FOR THE THREE-MONTH PERIODS ENDING DECEMBER 31, 2003 AND 2002, RESPECTIVELY. WE, AND NOT OUR AUDITORS, ARE RESPONSIBLE FOR THEIR FAIR PRESENTATION IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

During the three-months ending December 31, 2003, we had net sales of approximately $902,000 as compared to net sales of approximately $801,000 for the same three-month period in 2002. Sales increased primarily due to the follow-on contracts for AFRL, MDA and SpaceShipOne being implemented during this period. Sales in the fourth quarter 2003 reflected the next phases of the exclusive proprietary propulsion contract (SpaceShipOne), as well as, MDA, AFRL and the completion of the Lunar Enterprises project. Revenues for the three-months ending December 31, 2003 were comprised of approximately $336,000 from MDA Phase II, $321,000 from AFRL Phase II, $102,000 from our new SpaceShipOne contract, approximately $54,000 from two AFRL SBIR projects, approximately $30,000 form the contract by Lunar Enterprises of California,
approximately  $24,000  from  the  completion  of  the   CHIPSat   program   and
approximately  $35,000  from  all  other  programs.  In  the  three-months ended
December 31, 2002, sales were comprised of approximately $490,000 from the CHIPSat program, approximately $145,000 from the original SpaceShipOne propulsion development program, approximately $129,000 from the completion of our outstanding government grants, approximately $30,000 from Phase I of the AFRL project and approximately $7,000 from all other programs.

For the three-months ending December 31, 2003, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $723,000, or 80% of net sales, as compared to approximately $1,139,000 or 142% of net sales, during the same three-month period in 2002. The reduction in cost of sales was primarily attributable to the completion of contracts with recorded losses and the improvement in project monitoring and management. In 2002, we recorded certain costs in the fourth quarter related to project cost overruns. We recorded a corresponding increase in the gross margin percentage for the three-months ending December 31, 2003, which increased to 19.8% as compared to (42%) for the same three-month period in 2002. We also experienced a shift in business from firm fixed price to cost-plus fixed fee projects, with the award of AFRL Phase II in the second quarter and the start of our newest MDA project during the third quarter of 2003. AFRL Phase II and the MDA project are both cost-plus fixed fee programs, which lower the risk to us but limit the upside potential. We believe most of our revenue will continue to come from projects over the next three to five years. In the long-term, i.e., five to ten years, we intend to develop a healthy mix of cost plus fixed fee projects as a solid base and firm fixed price projects to generate additional margin while transitioning us from a project-oriented company to a product-oriented company.

We experienced an increase of approximately $364,000 in operating expenses from approximately ($183,000), or (22%) of net sales, in the three-months ending December 31, 2002 to approximately $181,000, or 20% of net sales, for the same three-months period in 2003. Operating expenses include general and administrative expenses and marketing and sales expenses, as well as research and development expenses. The following comparisons are based on total operating expenses excluding the effects of the one-time EMC reversal.

- Marketing and sales expenses accounted for an increase of approximately 17% in operating expenses, from approximately $21,000, or 2% of net sales, for the three-months ending December 31, 2002, to approximately $84,000 or 9% of net sales, during the same period in 2003, mainly due to the decision to expand our marketing and sales department including having our CEO, Mr. Benson, lead our marketing & sales efforts with most of his expenses being charged to this department.

- Research and development expenses accounted for an increase of approximately 3% in operating expenses from no recorded R&D expenses during the three-months ending December 31, 2002 to approximately $9,000 during the same three-month period in 2003. We are beginning to separate investments in technology development (i.e., general R&D for the future advancement of our technology) from direct costs on current projects (i.e., specific R&D related to the current contract and projects at hand).

- G&A expenses accounted for an approximately 80% increase in operating expenses. G&A expenses consist primarily of salaries for administrative personnel, fees for outside consultants, rent, insurance, legal and accounting fees and other overhead expenses. We experienced an increase of approximately $292,000 in G&A expenses from approximately ($204,000) for the three-months ending December 31, 2002 to approximately $88,500 for the same three-month period in 2003. This increase was due to a number of factors, including a one-time re-classification and allocation of certain overhead costs into costs of goods sold in order to move more toward full absorption costing and more accurately reflect costs in excess of billing during the final quarter of 2002.

Non-operating expense/(income) consists of interest expense, non-cash debt discount expenses, deferred gain on the sale of our building, other loan fees and expenses.

- Interest expense for the three-months ending December 31, 2003 and 2002 was approximately $27,000, or 2% of net sales, and $78,000, or 9% of net sales, respectively. The decrease was due to the building sale on January 31, 2003, which eliminated building debt and reduced overall interest on the notes associated with the building. We continue to pay interest expense on certain capital leases and settlement notes. In addition, we accrued and paid interest expense related to our related party note and convertible debentures. In the three-month period ending December 31, 2003 and 2002, the accrued interest on our related party note was $19,000 and $11,000 respectively. We also paid approximately $18,000 in interest on our convertible notes for the three-months ending December 31, 2003. We also accrued approximately $7,000 of interest and $109,000 of non-cash loan fees on our revolving credit facility for the three-month period ending December 31, 2003.

- In conjunction with our convertible notes, we recorded a convertible note debt discount of $475,000 related to warrants that accompanied the convertible debt issue in 2002; however, since we made a partial repayment and the note holders converted the remaining balance and forfeited half of their warrants, the debt discount was reduced to $237,500. The reduction is exclusively attributable to forfeiture of half of the original warrants. During the three-month period ending December 31, 2002, a debt discount of $125,000 was recorded where no debt discount remained for the three-month period ending December 31, 2003.

- We recognized approximately $29,000 of the deferred gain on the sale of the building during the three-months ending December 31, 2003 and we will continue to amortize the remaining deferred gain of approximately $1,065,000 into non-operating income over the remainder of the lease. We realized loan fees related to our revolving credit facility and expenses related to the conversion of notes to common stock below fair market value of approximately $109,000 for the three-month period ending December 31, 2003. We anticipate additional expenses related to similar note to equity conversions in the quarters ahead.

During the three-month period ending December 31, 2003, we incurred a net loss of approximately $120,000, or 12% of net sales, compared to a loss of approximately $358,000, or 44% of net sales, for the same three-months ending in 2002. During the three-month period ending December 31, 2003, we incurred an EBITDA (earnings before interest taxes depreciation and amortization) of approximately $2,200, or 1% of net sales, compared to an EBITDA of approximately
<$14,000>,  or  2%  of net sales, for the same three-months ending in 2002.  The following table reconciles EBITDA to net loss for the three-months ending December 31, 2003 and 2002, respectively:




FOR THE THREE-MONTHS ENDING             DECEMBER 31, 2003   DECEMBER  31, 2002
--------------------------------------  ------------------  ------------------
                                           (UNAUDITED)         (UNAUDITED)
                                        ------------------  ------------------
NET LOSS (INCOME)                           (120,272)           (358,417)
--------------------------------------  ------------------  ------------------
Interest Expense . . . . . . . . . . .             26,809              78,375
Non-Cash Interest exp. (Debt Discount)                 (0)            125,000
Gain on Building Sale. . . . . . . . .            (29,318)                  0
 Loan Fee - Equity Compensation. . . .            109,470                   0
Provision for income taxes . . . . . .              1,600               1,600
Depreciation and Amortization. . . . .             13,948             139,488
--------------------------------------  ------------------  ------------------
EBITDA . . . . . . . . . . . . . . . .              2,237             (13,954)
--------------------------------------  ------------------  ------------------

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations. We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. The significant improvement in bottom line performance from quarter to quarter in 2003 can be attributed to: 1) the financial controls implemented by our new CFO; 2) tighter management of projects, project schedules, project costs and project issues by the management team; 3) greater technological experience as we move down the development pathway; and, 4) growing revenues as new projects and contracts are acquired.

LIQUIDITY  AND  CAPITAL  RESOURCES

   CASH POSITION FOR YEAR ENDED DECEMBER 31, 2003 -VS.- YEAR ENDED DECEMBER 31,
                                      2002

Net increase in cash during the year ending December 31, 2003 was approximately $565,000, compared to a net decrease of approximately $184,000 for the same period in 2002. Net cash used in operating activities totaled approximately $1,029,000 for the year ending December 31, 2003, an increase of approximately $323,000 as compared to approximately $707,000 used in operating activities during the same period in 2002, mainly due to the increase in our net loss.

Net cash provided by investing activities totaled approximately $3,111,000 for the year ending December 31, 2003, compared to $48,000 provided by investing activities during the same period in 2002. The increase in cash provided by investing activities is attributable to the sale of the building on January 31, 2003.

Net cash used in financing activities totaled approximately $1,517,000 for the year ending December 31, 2003, which is a decrease of approximately $1,992,000 from the approximately $475,000 provided by financing activities during the same period in 2002. This is primarily attributable to the repayment of notes payable associated with the building sale and advances on our new revolving credit facility.

At December 31, 2003, our cash, which includes cash reserves and cash available for investment, was approximately $592,000, as compared to approximately $28,000 at December 31, 2002, an increase of approximately $564,000, mainly due to advances on our revolving credit facility.

As of December 31, 2003, our backlog of funded and non-funded business was approximately $2.0 million, as opposed to approximately $4.0 million as of December 31, 2002. As of March 31, 2004, our backlog of funded and non-funded business grew to approximately $45 million due to the follow-on, five-year contract from MDA for up to $43,362,271. We expect approximately $2 million in revenue from the MDA program in 2004. Although the MDA contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and if continued, that it will generate the amounts anticipated.

During the year ending December 31, 2003, we won the AFRL Phase II contract worth approximately $1.4 million, negotiated increases of approximately $1.0 million to the AFRL Phase II Contract as a deferred option still open, completed our first proprietary propulsion contract (SpaceShipOne) and was awarded a new exclusive proprietary propulsion contract for SpaceShipOne, completed significant milestones on CHIPSat, completed MDA's Phase I project and obtained a new contract for a new $800,000 project, obtained two AFRL SBIR Phase I grants and were awarded a $100,000 contract by Lunar Enterprises.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,190,000 and $1,372,000 as of December 31, 2003 and 2002, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $818,000 in 2003 from $1,372,000 at December 31, 2002 to $2,190,000 at December
31,  2003.

At December 31, 2003, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $4,230,000 and $1,847,000, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California has suspended the utilization of net operating loss for 2002 and 2003.

CRITICAL  ACCOUNTING  STANDARDS

Our revenues transitioned in 2003 from being primarily fixed-price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs, to cost-plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed. Losses on contracts are recognized when they become known and reasonably estimable (see Notes to the Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." We adopted SFAS No. 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and have provided pro forma disclosures as if the fair value based method prescribed in SFAS No. 123 has been utilized. (See Notes to the Consolidated Financial Statements.) We have valued our stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation was published by Financial Accounting Standards Board on December 31, 2002. The effective date of FASB No. 148 is December 15, 2002. SFAS No. 123 prescribes a "fair value" methodology to measure the cost of stock options and other equity awards. Companies may elect either to recognize fair value stock-based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. We have chosen the latter approach. The immediate impact of SFAS No. 148 is more frequent and prominent disclosure of stock-based compensation costs, starting with financial statements for the year ended December 31, 2002 for companies whose fiscal year is the calendar year. SFAS No. 148 also provides some flexibility for the transition, if a company chooses the fair-value cost recognition of employee stock options.

Fixed assets are depreciated over their estimated useful lives of three-to-five years using the straight-line method of accounting in accordance with SFAS No.
144. Goodwill and other intangible assets were created upon the acquisition of our subsidiaries. Intangible assets are amortized over their assets' estimated future useful lives on a straight-line basis over three-to-five years. Goodwill and other intangibles are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with SFAS No. 142. Since November 2001, there has been no amortization of goodwill. (See Notes to the Consolidated Financial Statements.)

CASH  POSITION  AND  REMOVAL  OF  GOING  CONCERN

Our auditors expressed in their formal auditors' opinion dated February 11, 2004 (except for Note 11 as to which the date is April 2, 2004) that in their opinion, based on their audit, our consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARIES as of December 31, 2003, and the consolidated results of our operations and our cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In previous years, including the opinion of Nation Smith dated February 13, 2003 herein, our auditors expressed an opinion that our financial position raised substantial doubt about our ability to continue as a going concern. After an analysis of our newly awarded $43,362,271 contract from MDA, our projections (including revenue projections) for the next several quarters and other relevant factors, our auditors concluded there is no longer substantial doubt as to the Company's ability to continue as a going concern, and has, therefore, not included the going concern language in its report dated February 11, 2004 (except for Note 11 as to which the date is April 2, 2004) for the year ended December 31, 2003. Management believes that this was appropriate and reflects our improved financial condition, our ability to forecast more accurately and further validation of customer demand for our technology, products and services. Our ability to continue as a going concern depends upon our ability to ultimately implement our plans, which includes (but is not limited to) generating substantial new revenue from MDA by successfully performing under the newly awarded contract and continuing to attract and successfully complete other government and commercial contracts, development of a project management expertise to profitably execute on new business contracts and reduce the working capital deficit by raising additional capital. We are working with our revolving credit facility provider and investigating the possibility of raising additional capital to further support operations as new contracts and business opportunities materialize. The prospective funding, as well, as new business opportunities, can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding or contracts as needed or, if such funding or contracts are available, that we can obtain then on terms favorable to the Company. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.

On January 31, 2003, we closed escrow on the sale of our facility in Poway, California and entered into a ten-year leaseback. The selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2.4 million. The approximate net proceeds to us for working capital purposes was approximately $636,000. However, due to delays in closing new business and previous customer schedule slips in 2002 and early 2003, we remain in a tight cash position.

At the end of 2002, we raised $475,000 from certain of our directors and officers by issuing 2.03% convertible debentures. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into our common stock when the note matured. The original maturity on the notes was six (6) months from issue date; however, on March 19, 2003, the maturity date was extended to twelve (12) months from issue date. The convertible debentures were exercisable into common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the debentures were issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three
(3) years from the date of issuance at the initial exercise price, or the initial conversion price on the debentures. On September 5, 2003, we repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the 1,229,705 warrants previously issued. As additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03%. All the note holders accepted the offer and the convertible notes were retired in 2003.

During the year ending December 31, 2003, we raised approximately $426,000 from accredited investors by selling 861,267 units of our common stock and common stock purchase warrants under in a private placement offering ("PPO") made under
Section 4(2) of the Securities Act of 1933, and Rule 506, to accredited investors only . We subsequently closed the PPO. (See Note 8 of the Consolidated Financial Statements.)

We have sustained ourselves over the last few years with a mixture of government and commercial contracts and capital raised in the private market. In particular, we anticipated and received an award for AFRL Phase II on March 28, 2003. AFRL Phase II is a cost-plus contract, which has required us to incur certain costs in advance of regular contract reimbursements from AFRL. Although we have needed a certain amount of cash to fund advance payments on the contract, we have been entitled, as a small business concern, to recover our costs on a weekly basis and we established the Laurus Master Fund revolving credit facility at the end of the second quarter of 2003 to support our advance payment needs. In addition, we anticipated and received the initial investigatory contract from the MDA to explore the use of micro-satellites in national missile defense. On February 29, 2004, we concluded the study to explore a mission with a fast response microsat launch and commissioning; small, low-power passive sensors; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The purchase order was valued at $800,000 and was a cost plus fixed fee agreement. The final retention payment of approximately $33,000 will be made after the final report is approved by MDA. In anticipation that the new $43,362,271 contract would be awarded to us, we agreed to begin work on the MDA program on March 1, 2004. MDA agreed to make the effective date of the agreement March 1, 2004, when it was awarded. Again, our newly awarded $43,362,271 MDA contract is a phased contract and we can give no assurance that the entire contract will be realized by us, even though we have begun work on the next phase and we currently anticipate the successful completion of future phases.

On March 31, 2004, we negotiated an amendment to our Secured Convertible Note dated June 3, 2003 with the Laurus Master Fund to add a fixed conversion price at $0.85 per share for the next $500,000 converted under the revolving credit facility after the initial $1 million conversion. In exchange for the amendment, Laurus granted us a six-month waiver to utilize the full revolving credit facility in advance of eligible accounts. At December 31, 2003, Laurus had converted 415,000 shares under the revolving credit facility, which represented approximately $228,000 of debt converted to equity.

We expect to begin showing a positive cash flow in the first part of 2004. We anticipate that with the projected increase in revenue and backorders from near term contracts, combined with our fiscally responsible budget and project controls for 2004, that net positive cash flow from operations will be sufficient to fund both operations and capital expenditures in 2004. There is no assurance, however, that we will achieve or sustain any positive cash flow or profitability now or thereafter.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from
Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No.
145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement did not have a material effect on the consolidated financial statements.

In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this Statement did not have an effect on the consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the consolidated financial statements.

FORWARD-LOOKING  STATEMENTS  AND  RISK  ANALYSIS

During the first three months of 2004, we submitted four bids for government programs, continued our work with the US Congress to identify directed funding for our programs and are actively working to win several significant commercial programs. We believe that we will win some of these programs, which would enable us to continue to grow and broaden our business base, although there can be no assurance that these contracts will be awarded to us.

To date, we have maintained a mix of government and commercial business. In 2003, we had about 82% government or government-related work. In 2002, we had about 64% government and government-related work. In 2005, we expect the ratio to be about 90% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 70% for the next several years as we increase our government and commercial marketing efforts for both of our product lines. Currently, we are focusing on the domestic U.S. government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, e.g., International Traffic in Arms Regulations ("ITAR"), which may limit our ability to develop market opportunities outside the United States.

While we do not expect a reduction of government sales, a majority of our government work is contract related. We are beginning to develop commercial products with the long-term idea and vision of becoming a product-oriented company; however, in the short-term, a majority of our revenue is expected to come from government cost plus fixed fee and firm fixed price contracts. Our definition of short-term is the next three to five years and long-term is five to ten years and beyond. We anticipate winning contracts in both the government and commercial market segments, although there can be no assurance that the contracts will be awarded to us. If they are not awarded to us, based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contracts from the other; however, our inability to win business in both markets would have a negative effect on our business operations and financial condition.

We believe that we will experience an accelerated growth in sales over the next few years. At this time, over 90% of the forecasted sales for 2004 are under contract or near contract award. There is no guarantee and there can be no assurance that we will win enough new business to achieve our targeted growth projection or to achieve a positive cash flow position. Additionally, there is no guarantee that awarded contracts will not be altered or terminated prior to us recognizing our projected revenue from them. Many contracts have "exit ramps", i.e., provides the customer the right to terminate the contract for any of a variety of reasons, including but not limited to non-performance by us. We do not believe that any of our contracts will be terminated; however, there can be no assurance that they will not be terminated in the future. Finally, we do not believe that significant capital expenditures will be required to achieve this increase in sales; however, additional capital will be required to support and sustain our growth.

During the year ended December 31, 2003, we raised approximately $654,000 through a combination of private sales of our stock (approximately $426,000) and conversions on our revolving credit facility (approximately $228,000). During the year ended December 31, 2002, we raised approximately $475,000 from our convertible debt offering, of which $237,500 plus interest was repaid in 2003. To execute our strategy of growing our Company with small, capable, low-cost micro- and nano-satellites, hybrid propulsion products and new commercial revenue sources, we require additional funding and/or the win of both significant government and commercial programs. We believe investor or customer funding of $5 to $15 million may be required, which could come from a combination of private and/or public equity placements or government and commercial customers. At this time, we do not have any ongoing private or public equity offerings.

The amount of capital we need to raise is dependent upon many factors. For example, the need for additional capital will be greater if (i) we do not enter into agreements with our customers on the terms we anticipate; (ii) our net operating deficit increases because we incur significant unanticipated expenses; or (iii) we incur additional costs from modifying our microsatellite products or our hybrid-related propulsion systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. If additional capital is not raised, it could have a significant negative effect on our business operations and financial condition.

Our ability to execute a public offering or otherwise obtain funds is subject to numerous factors beyond our control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that we will be profitable or once profitable maintain profitability, or that any additional public offering will occur, that we will be successful in obtaining additional funds from any source or be successful in implementing an acceptable exit strategy on behalf of our investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to us when such funds are needed or may be on terms which are significantly adverse to our current shareholders. The unavailability of funds when needed would have a material adverse effect on us.

Our business partially depends on activities regulated by various agencies and departments of the U.S. government and other companies and agencies that rely on the federal government. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. Conversely, because of the nature of our products, there may be opportunities for us to offer solutions to the government that may address some of the problems that the country faces at this time.

ITEM  7.     FINANCIAL  STATEMENTS

Please see our audited financial statements for the period ended December 31, 2003 as compared to the period ended December 31, 2002 attached hereto.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

During our last fiscal year, we changed our principal independent accountants due to their decision, at the time, not to register with the Public Company Accounting Oversight Board ("PCAOB") established by the Sarbanes-Oxley Act of 2002 ("Act"), which was charged with the responsibility of overseeing the audits of public companies that are subject to the federal securities laws. Under the Act, the PCAOB's duties include the establishment of a registration system for public accounting firms. All public accounting firms were required to register with the PCAOB if they wished to prepare or issue audit reports on U.S. public companies, or to play a substantial role in the preparation or issuance of such reports. Once registered, public accounting firms are required to file periodic reports with the PCAOB. At the end of the first quarter of 2003, we were informed by our independent auditor, Nation Smith Hermes Diamond, Accountants and Consultants, P.C. ("Nation Smith"), that it may not register with the PCAOB and, as a result, would not be able to continue to act as our independent auditor once the rules were in effect. Nation Smith did not resign its position as a result of any disagreements with us on accounting or financial disclosure issues.

Effective June 3, 2003, we confirmed with Nation Smith that they would no longer be representing us as our accountants, except to provide consent herein. As of that date, we informed Nation Smith that we were engaging a new audit firm as our accountants.

Nation Smith last reported on Registrant's financial statements as of February 13, 2003 and reviewed our Form 10-QSB for the first quarter of 2003. The report, which covered the two fiscal years ended December 31, 2002, was an unqualified report modified for going concern. While Nation Smith expressed concern as to the Registrant's ability to remain a going concern, neither the report nor the financial statements for the periods contained any other adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles.

Our Board of Directors ratified the change of independent accountants on June 3, 2003.

During our fiscal year 2002 and the subsequent interim period through June 3, 2003, there were no disagreements with Nation Smith on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Nation Smith's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During fiscal year 2002 and the subsequent interim period through June 3, 2003, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

During fiscal year 2002 and the subsequent interim period through June 3, 2003, Nation Smith did not advise us that the internal controls necessary for us to develop reliable financial statements do not exist.

During fiscal year 2002 and the subsequent interim period through June 3, 2003, Nation Smith did not advise us that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Nation Smith unwilling to be associated with the financial statements prepared by management.

During fiscal year 2002 and the subsequent interim period through June 3, 2003, Nation Smith did not advise us that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

During fiscal year 2002 and the subsequent interim period through June 3, 2003, Nation Smith did not advise us that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

We requested that Nation Smith furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated June 9, 2003, was filed as Exhibit 16.1 to our Form 8-K filing of the same date.

We engaged PKF, Certified Public Accountants, A Professional Corporation ("PKF"), as our new independent accountants on June 3, 2003 for the fiscal year ending December 31, 2003, and to review our quarterly financial statements for the periods ending June 30, 2003 and September 30, 2003. Prior to June 3, 2003, we had not consulted with PKF regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by PKF concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

ITEM  8A.     CONTROLS  AND  PROCEDURES

Within 90 days of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any significant actions regarding any deficiencies. We intend to review our controls and procedures regularly with our management and Board of Directors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our management and directors' business activities are under the control of our Board of Directors. Our Chief Executive Officer, James W. Benson, Vice President of Engineering, Randall K. Simpson, and Chief Financial Officer, Richard B. Slansky, manage the Company's daily operations. Our Board currently consists of seven directors. Stuart Schaffer and Scott McClendon were added to the Board of Directors in 2002. J. Mark Grosvenor was added and resigned from the Board of Directors in 2003. Below are our executive officers and directors.




NAME                                                     POSITION HELD
--------------------------------------------  ------------------------------------
James W. Benson. . . . . . . . . . . . . . .  Chief Executive Officer,
13855 Stowe Drive. . . . . . . . . . . . . .  Director, Chairman of the Board
Poway, California 92064

Richard B. Slansky . . . . . . . . . . . . .  Corporate Secretary, Chief Financial
13855 Stowe Drive. . . . . . . . . . . . . .  Officer
Poway, CA   92064

Randall K. Simpson . . . . . . . . . . . . .  Vice President, Engineering
13855 Stowe Drive
Poway, California 92064

Stuart Schaffer. . . . . . . . . . . . . . .  Director
13855 Stowe Drive
Poway, CA   92064

Wesley T. Huntress*. . . . . . . . . . . . .  Director
13855 Stowe Drive
Poway, California 92064

Curt Dean Blake* . . . . . . . . . . . . . .  Director
13855 Stowe Drive
Poway, California 92064

General Howell M. Estes, III (USAF Retired)*  Director
13855 Stowe Drive
Poway, California 92064

Robert S. Walker*. . . . . . . . . . . . . .  Director
13855 Stowe Drive
Poway, California 92064

Scott McClendon *. . . . . . . . . . . . . .  Director
13855 Stowe Drive
Poway, California 92064

*     Denotes  Independent  Director

The following is a summary of the business experience of our officers and directors as well as other key employees.

James W. Benson, age 59, is our founder and has served as our Chief Executive Officer and Chairman of the Board since inception, and started the trend of successful computer entrepreneurs moving into the entrepreneurial space arena. In 1984, Mr. Benson founded Compusearch Corporation (later renamed Compusearch Software Systems), in McLean, Virginia. The company was based on the first development of software algorithms and applications for personal computers and networked servers to create full text indexes of massive government procurement regulations and to provide instant full text searches for any word or phrase; the first instance of large scale, commercial implementation of PC-based full text searching, which later grew to encompass such systems as worldwide web search engines. Seeing related opportunities in document and image management, Mr. Benson started the award-winning ImageFast Software Systems in 1989, which later merged with Compusearch. In 1995, Mr. Benson sold Compusearch and ImageFast, and retired at age fifty. After months of research, Mr. Benson started SpaceDev, Inc., a Nevada corporation, which was acquired by us in October 1997. Mr. Benson holds a Bachelor of Science degree in Geology from the University of Missouri. He founded the non-profit Space Development Institute, and introduced the $5,000 Benson Prize for Amateur Discovery of Near Earth Objects. He is also Vice-Chairman and private sector representative on NASA's national Space Grant Review Panel, and is a member of the American Society of Civil Engineers subcommittee on Near Earth Object Impact Prevention and Mitigation.

Randall K. Simpson, age 57, is our Vice President of Engineering and joined us in January 2004. Mr. Simpson has over 30 years of diversified experience in business development, product definition, engineering development and support for aerospace, commercial and international customers. From October 2000 to January 2004, Mr. Simpson served as AVP of Program Management for Alvarion, Inc., a high technology commercial communications firm. From March 1997 to September 2000, Mr. Simpson was Vice President of Engineering for Cubic Defense Systems, an engineering and production company providing military training ranges, laser instrumentation products, space avionics and battlefield communications equipment. From November 1992 to February 1997, Mr. Simpson was Program Director for Advanced Test Systems and Engineering Director for GDE Systems, which develops, integrates and produces test equipment for advanced electronic aircraft, munitions, space launch, satellite and telecommunications systems. Mr. Simpson began his career at General Dynamics/Convair where he held various positions. Mr. Simpson received both his BSEE and MSEE from San Diego State University.

Richard B. Slansky, age 47, is our Chief Financial Officer and Corporate Secretary and joined us on February 10, 2003. Mr. Slansky served as interim Chief Executive Officer and Chief Financial Officer of Quick Strike Resources, Inc., an IT training, services and consulting firm, from July 2002 to February 2003. Previously, Mr. Slansky served as Chief Financial Officer, Vice President of Finance, Administration and Operations and Corporate Secretary for Path 1 Network Technologies, Inc., a company focused on merging broadcast and cable quality video transport with IP networks from May 2000 to July 2002. Before his tenure at Path 1, Mr. Slansky served as President, Chief Financial Officer and member of the Board of Directors of Nautronix, Inc., a marine electronics/engineering services company, from January 1999 to May 2000. Prior to Nautronix, Mr. Slansky served as Chief Financial Officer of Alexis Corporation, an international pharmaceutical research products technology company, from August 1995 to January 1999. He also served as President and Chief Financial Officer of C-N Biosciences, formerly Calbiochem, from July 1989 to July 1995. Mr. Slansky is currently serving on the Board of Directors of two privately held high technology companies and one closely held, private real estate company. Mr. Slansky earned a bachelor's degree in economics and science from the University of Pennsylvania's Wharton School of Business and a master's degree in business administration in finance and accounting from the University of Arizona.

Stuart Schaffer, age 44, was appointed to our Board of Directors on May 17, 2002. Mr. Schaffer is currently VP Marketing, for Overture Performance Marketing -- a business unit of Overture Services, which is a subsidiary of Yahoo! Mr. Schaffer was our vice president of product development and marketing from May 2002 to August 2003. From 1998 to 2001, Mr. Schaffer acted as vice president of marketing for Infocus Corporation, a fully reporting company, where he managed all aspects of the marketing mix for market-share leading digital projection business throughout the Americas region. In that position, Mr. Schaffer revitalized the Proxima brand, managed a multi-million dollar annual advertising, communications and program budgets, directed multiple outside and in-house agencies, led product marketing teams in defining and delivering both mobile and conference room digital projector product lines, developed channel strategies and programs for both value-added and volume channels, served as primary press spokesperson for the company, established a market intelligence structure focused on developing customer and industry knowledge and spearheaded merger teams to ensure the smooth transition of the merger between the Infocus and Proxima marketing organizations. Prior to Infocus, Mr. Schaffer worked for the Hewlett-Packard Company from 1985 to 1998, where he held various positions in Business Development, Marketing and Business Planning. Mr. Schaffer has worked with the Leukemia & Lymphoma Society, on a volunteer basis, as an Assistant Coach and Mentor. Mr. Schaffer has an MBA from Harvard University and a BS degree in physics from Harvey Mudd College.

Wesley T. Huntress, age 62, was elected to our Board of Directors as an independent director at our annual shareholder meeting held June 30, 1999. Dr. Huntress is currently Director of the Geophysical Laboratory at the Carnegie Institution of Washington in Washington, DC, where he leads an interdisciplinary group of scientists in the fields of high-pressure science, astrobiology, petrology and biogeochemistry. Prior to his appointment at Carnegie, Dr. Huntress served the Nation's space program as the Associate Administrator for Space Science at NASA from October 1993 through September 1998 where he was responsible for NASA's programs in astrophysics, planetary exploration, and space physics. During his tenure, NASA space science produced numerous major discoveries, and greatly increased the launch rate of missions. These discoveries include the discovery of possible ancient microbial life in a Mars meteorite; a possible subsurface ocean on Jupiter's moon Europa; the finding that gamma ray bursts originate at vast distances from the Milky Way and are extraordinarily powerful; discovery of massive rivers of plasma inside the Sun; and a wealth of announcements and images from the Hubble Space Telescope, which have revolutionized astronomy as well as increased public interest in the cosmos. Dr. Huntress also served as a Director of NASA's Solar System Exploration Division from 1990 to 1993, and as special assistant to NASA's Director of the Earth Science and Applications from 1988 to 1990. Dr. Huntress came to NASA Headquarters from Caltech's Jet Propulsion Laboratory ("JPL"). Dr. Huntress joined JPL as a National Research Council resident associate after receiving is B.S. in Chemistry from Brown University in 1964 and his Ph.D. in Chemical Physics from Stanford in 1968. He became a permanent research scientist at JPL in 1969. He and his JPL team gained an international reputation for their pioneering studies of chemical evolution in interstellar clouds, comets and planetary atmospheres. At JPL Dr. Huntress served as co-investigator for the ion mass spectrometer experiment in the Giotto Halley's Comet mission, and as an interdisciplinary scientist for the Upper Atmosphere Research Satellite and Cassini missions. He also assumed a number of line and research program management assignments while at JPL, and spent a year as a visiting professor in the Department of Planetary Science and Geophysics at Caltech.

Curt Dean Blake, age 47, was appointed to our Board of Directors as an independent director on September 5, 2000. Mr. Blake is CEO of GotVoice, Inc., a startup company in the voicemail consolidation and messaging business. From 1999 to 2002, Mr. Blake provided consulting services to various technology companies, including Apex Digital, Inc. and SceneIt.com. Mr. Blake acted as the Chief Operating Officer of the Starwave Corporation from 1993 until 1999, where he managed business development, finance, legal and business affairs, and operations for the world's most successful collection of content sites on the Internet. During that time, he developed business strategies, financial models, and structured and negotiated venture agreements for Starwave's flagship site, ESPN Sportszone, at that time the highest traffic destination site on the Internet. He also developed and negotiated venture agreements with the NBA, NFL, Outside Magazine and NASCAR to create sites around these brands. Mr. Blake negotiated sale of controlling interest in Starwave Corporation to Disney/ABC. Prior to Starwave, Mr. Blake worked at Corbis from 1992 to 1993, where he led the acquisitions and licensing effort to fulfill Bill Gates' vision of creating the largest taxonomic database of digital images in the world. Mr. Blake acted as General Counsel to Aldus Corporation from 1989 to 1992, where he was responsible for all legal matters of the $125 million public corporation and its subsidiaries. Prior to that, Mr. Blake was an attorney at Shidler, McBroom, Gates and Lucas, during which time he was assigned as onsite counsel to the Microsoft Corporation, where he was primarily responsible for the domestic OEM/Product Support and Systems Software divisions. Mr. Blake has an MBA and JD from the University of Washington.

General Howell M. Estes, III (USAF Retired), age 63, was appointed to our Board of Directors as an independent director on April 2, 2001. General Estes retired from the United States Air Force in 1998 after serving for 33 years. At that time he was the Commander-in-Chief of the North American Aerospace Defense Command ("CINCNORAD") and the United States Space Command ("CINCSPACE"), and the Commander of the Air Force Space Command ("COMAFSPC") headquartered at Peterson AFB, Colorado. In addition to a Bachelor of Science Degree from the Air Force Academy, he holds a Master of Arts Degree in Public Administration from Auburn University and is a graduate of the Program for Senior Managers in Government at Harvard's JFK School of Government. Gen. Howell Estes is the President of Howell Estes & Associates, Inc., a wholly owned consulting firm to CEOs, Presidents and General Managers of aerospace and telecommunications companies worldwide. He serves as Vice Chairman of the Board of Trustees at The Aerospace Corporation. He served as a consultant to the Defense Science Board Task Force on SPACE SUPERIORITY and more recently as a commissioner on the U.S. Congressional Commission to Assess United States National Security Space Management and Organization (the "Rumsfeld Commission").

Robert S. Walker, age 62, was appointed to our Board of Directors as an independent director on April 2, 2001. Mr. Walker has acted as Chairman of Wexler & Walker Public Policy Associates in Washington, D.C. since January 1997. As a former Congressman (1977-1997), Chairman of the House Science Committee, Vice Chairman of the Budget Committee, and a long-time member of the House
Republican leadership, Walker became a leader in advancing the nation's space program, especially the arena of commercial space, for which he was the first sitting House Member to be awarded NASA's highest honor, the Distinguished Service Medal. Bob Walker is a frequent speaker at conferences and forums. His main issues include the breadth and scope of space regulation today, and how deregulation could unleash the telecommunications, space tourism, broadcast and Internet industries. Mr. Walker currently sits on the boards of directors of Aerospace Corporation, a position he has held since March 1997. Wexler & Walker is a Washington-based, full-service government relations firm founded in 1981. Wexler & Walker principals have served in Congress, in the White House and federal agencies, as congressional staff, in state and local governments and in political campaigns. Wexler & Walker is a leader on the technology issues of the twenty-first century. During 2002, we incurred consulting fees with Hill and Knowlton, Inc., an affiliate of Wexler & Walker, in an aggregate amount of approximately $56,000. No fees were paid to Wexler & Walker in 2003.

Scott McClendon, age 65, was appointed to our Board of Directors as an independent director on July 19, 2002. McClendon currently sits on the Board of Directors for Overland Storage, Inc., a public company, where he acts as chairman of the Board. He became the chairman after serving as president and chief executive officer from October 1991 to March 2001. Prior to joining Overland Storage, Inc., Mr. McClendon was employed by Hewlett-Packard Company for over 32 years in various positions of engineering, manufacturing, sales and marketing. In addition to SpaceDev and Overland Storage, Mr. McClendon is currently serving on the Board of Directors of Procera Networks, Inc., a public company, and Sicommnet, Inc., privately held high technology company. Mr. McClendon received a Bachelor of Science degree in electrical engineering in June 1960, and a Master of Science degree in electrical engineering in June 1962 from Stanford University School of Engineering.

SIGNIFICANT  EMPLOYEES

Jeff Janicik, age 36, is our director of engineering and was primarily responsible for managing the success of the CHIPSat project. He also oversees all flight system / component marketing and research activity. Mr. Janicik has over 14 years experience in program management, engineering and instruction in aerospace. Before coming to us in January 2000, Mr. Janicik spent ten years as a project manager, engineer and instructor in the field of aerospace working for the United States Air Force in designing low-cost, streamlined approaches for the X-40A and X-37 program at Air Force SMC/TE, and set the precedent for future space vehicle demos with extensive research of safety, technical and operational issues. Mr. Janicik has an Aerospace Engineering degree from the University of Notre Dame and a Master's Degree in Mechanical Engineering from the University of California, Davis, which he received while serving as an active duty officer in the United States Air Force.

One of our independent directors currently sits on the board of directors of another Reporting Company. "Reporting Companies" include companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "1934 Act") or subject to the requirements of Section 15(d) of the 1934 Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act").

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS  AND  MEETING  ATTENDANCE

We have a standing audit committee comprised of Messrs. Blake, McClendon and Dr. Huntress. In 2004, we established a nominating and governance committee comprised of Messrs. Estes, Walker and Dr. Huntress and a compensation committee comprised of Messrs. Blake, Estes and McClendon. The Company does not maintain any pension, retirement or other arrangements other than as disclosed in the following table for compensating its Directors. Our Board of Directors took action eight (8) times during the last fiscal year: seven (7) times at regular or special meetings attended by all of the members of the Board either personally or telephonically, and one (1) time by unanimous written consent. Our Audit Committee took separate action four (4) times during the last fiscal year, each time at a regular or special meeting attended by all of the members of the committee either personally or telephonically.

ITEM  10.     EXECUTIVE  COMPENSATION

EXECUTIVE  OFFICER  COMPENSATION

During the fiscal years ended December 31, 2001, 2002 and 2003, the Company granted options to certain of its officers as compensation for their services pursuant to the Company's Stock Option Plan. Total compensation paid to officers of the Company for its past three fiscal years is set forth below:



                                                                                           Long Term Compensation
                                                                                           ----------------------
                                       Annual Compensation                      Awards                    Payouts
                                    ----------------------                  ----------                  ---------

Name          Year    Salary ($)  Bonus ($)  Other Annual     Restricted    Securities   LTIP        All Other
And                                          Compensation     Stock         Underlying   Payouts     Compensation
Principal                                    ($)              Award(s)      Options ($)  ($)
Position(1)                                                   ($)           / SARs #
-----------------------------------------------------------------------------------------------------------------
James W      2001   147,923       -          -                -             -            -           -
Benson,      2002   141,325       -          -                -             10,000(2)    -           -
CEO (2)      2003   150,000       -          -                -             -            -           -
-----------------------------------------------------------------------------------------------------------------
Richard B.   2001         -       -          -                -             -            -           -
Slansky,     2002         -       -          -                -             -            -           -
CFO          2003    94,625       -            1,183          -             355,000(3)   -           -
-----------------------------------------------------------------------------------------------------------------


(1) The table includes information as to the Chief Executive Officer and highest paid officers of the Company for the last fiscal year, including persons whose information would have been required but for the fact that they were not serving as officers of the Company at its fiscal year end. For purposes of the table, only persons whose total annual salary and bonus exceeded $100,000 have been included.

(2) Mr. Benson was awarded 10,000 options in 2001 as a part of an annual award of options to our employees.

(3) Mr. Slansky was awarded up to 385,000 options in 2003 as part of his employment agreement, with 25,000 vested immediately, 180,000 vesting in six-month increments over five years and the remaining based on performance criteria established by the CEO. The timeframe for certain performance criteria lapsed in 2003 and 30,000 options not earned were forfeited; thereby, reducing Mr. Slansky's potential securities underlying options to a maximum of 355,000, as illustrated above.

During the last fiscal year and as of December 31, 2003, the Company granted stock options to executive officers as set forth in the following table:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
------------------
Name                Number of Securities   % of Total Options/SARs    Exercise of Base    Expiration
                    Underlying             Granted to Employees in    Price ($/Sh)        Date
                    Options/SARs           Fiscal Year
                    Granted (#)
------------------  --------------------    ----------------------    ----------------    -----------


James W. Benson                        0                          0                  0               0

Richard B. Slansky               355,000                        29%               0.51       2/10/2009
------------------  --------------------    ----------------------    ----------------    -----------


As of December 31, 2003, the Company had vested and unvested securities underlying stock options to executive officers as set forth in the following table:

                    Option/SAR Grants Ended December 31, 2003


                                                                      Number  of Securities     Value of Unexercised
                                                                      Underlying                In-the-Money
                                                                      Unexercised Options/SARs  Options/SARs at
                                                                      at  FY-End (#)            FY- End  ($)
                  ----------------------------------------------------------------------------------------------------


                                                                 Exercisable/                    Exercisable/
Name . . . . . . .  Shares Acquired on     Value Realized ($)   Unexercisable                    Unexercisable(1)

                    Exercise (#)
------------------  ------------------     -------------       -------------------               ------------------
James W. Benson                     0                $0                   506,666/                506,312/
------------------  ------------------     -------------       -------------------               ------------------
                                                                         2,003,334                3,157
------------------  ------------------     -------------       -------------------               ------------------
Richard B. Slansky                  0                $0                     83,000                42,330/
------------------  ------------------     -------------       -------------------               ------------------
                                                                           272,000                138,720
------------------  ------------------     -------------       -------------------               ------------------


(1) For purposes of determining whether options are "in-the-money," we defined fair market value as the five-day weighted average of the closing price of our common stock on the Over-The-Counter Bulletin Board as of March 4, 2004, or $1.05 per share. All the options listed on the table are "in-the-money", except unvested options on 2,000,000 of Mr. Benson's shares.

DIRECTOR  COMPENSATION

At our annual meeting on July 16, 2000, our Board of Directors adopted a compensation plan for independent directors whereby they receive options for attending meetings of the Board as follows: each such director shall receive an option to purchase 5,000 shares for each of two telephonic meetings attended per year, and an option to purchase 10,000 shares for each of two meetings attended in person per year. These directors will not receive additional compensation for attending meetings in excess of those described above. In addition to the above, independent directors will receive $5,000 in options on the date of election or appointment. All such options will be issued pursuant to our 1999 Incentive Stock Option Plan at fair market value as of the date of the meeting attended, will vest 50% on the first anniversary date of the date of grant and 50% on the second anniversary date of the date of grant and will expire on the five-year anniversary of the grant date. The following table sets forth the remuneration paid to our directors during the fiscal year ended December 31, 2003. We do not pay directors who are also officers of the Company additional compensation for their service as directors.

                               Cash Compensation                     Security Grants


                               Annual       Meeting    Consulting    Number of       Number of
                               Retainer     Fees       Fees/Other    Shares          Securities
                               Fees                    Fees                          Underlying
                                                                                     Options/SARs


Name
--------------------------     --------     -------    ---------     ---------       --------------
James W. Benson . . . . .             -           -            -             -                    -
--------------------------     --------     -------    ---------     ---------       --------------
J. Mark Grosvenor (1) . . . .         -           -            -             -                    -
--------------------------     --------     -------    ---------     ---------       --------------
Stuart Schaffer . . . . . . .         -           -            -             -                    -
--------------------------     --------     -------    ---------     ---------       --------------
Wesley T. Huntress. . . . . .         -           -            -             -               30,000
--------------------------     --------     -------    ---------     ---------       --------------
Curt Dean Blake . . . . . . .         -           -            -             -               20,000
--------------------------     --------     -------    ---------     ---------       --------------
General Howell M. Estes, III.         -           -            -             -               30,000
--------------------------     --------     -------    ---------     ---------       --------------
Robert S. Walker. . . . . . .         -           -            -             -               30,000
--------------------------     --------     -------    ---------     ---------       --------------
Scott McClendon . . . . . . .         -           -            -             -               30,000
--------------------------     --------     -------    ---------     ---------       --------------

(1) Mr. Grosvenor was issued options to purchase 19,615 shares of our common stock upon joining the Board of Directors on May 6, 2003. Mr. Grosvenor forfeited the right to those options when he resigned from the Board on September 15, 2003. Mr. Grosvenor continues to be an investor in the Company with ownership of 665,188 shares and warrants to purchase 665,188 shares.

EMPLOYMENT  AGREEMENTS

On November 21, 1997, we entered into a five-year employment agreement with our CEO, Mr. Benson. This agreement provides for compensation of salary and stock as well as stock options. This agreement also prohibits Mr. Benson from competing with us, disclosing any confidential information, or soliciting any of our employees or customers for one year after termination of employment. Our Board of Directors revised Mr. Benson's employment agreement at its meeting on July 16, 2000. This employment contract supercedes the previous agreement. The term of this revised employment contract is for a period of five (5) years from July 16, 2000. The revised agreement provides for the grant of options to purchase up to 4,000,000 shares of our common stock upon the occurrence of certain events, of which options to purchase 500,000 shares are currently vested.

On May 17, 2002, we entered into an "at-will" employment agreement with Mr. Schaffer. The agreement provided for Mr. Schaffer's compensation of salary, benefits and options to purchase up to 450,000 shares of our common stock. On July 2, 2003, we entered into a Confidential Separation Agreement and General Release with Mr. Schaffer. The agreement provided for Mr. Schaffer to receive salary and benefits until August 8, 2003 and for the resignation of Mr. Schaffer as an officer, but not as a director. In exchange for a release of claims and other promises set forth in the agreement, Mr. Schaffer retained certain exercise rights on his vested options of 90,000 shares until the earlier of (i) eighteen (18) months from his resignation as a member of our Board of Directors or other subsequent consulting relationship with us, or (ii) July 19, 2008.

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

On February 14, 2003, we entered into an "at-will" employment agreement with Mr. Slansky. The agreement provided for Mr. Slansky's compensation of salary, benefits and options to purchase up to 385,000 shares of our common stock. The agreement also provided for severance under certain termination provisions and prohibits Mr. Slansky from soliciting our employees or competing with us, if he were to leave the Company.

On November 17, 2003, we entered into an "at-will" employment relationship with Mr. Dario ("Dan") DaPra to become our Vice President of Engineering. Our offer letter provided for Mr. DaPra's compensation of salary, benefits and options to purchase up to 250,000 shares of our common stock. The offer letter also provided for severance under certain termination provisions and prohibits Mr. DaPra from soliciting our employees or competing with us. Mr. DaPra resigned on March 5, 2004 and subsequently entered into a Confidential Separation Agreement and General Release with us. The Agreement provides for Mr. DaPra to receive one-half pay through April 30, 2004 in lieu of severance, and to retain options on 40,000 shares of our stock with the ability to exercise those options until October 31, 2004.

EMPLOYEE  BENEFITS

At our 1999 Annual Stockholder Meeting, the shareholders adopted an Incentive Employee Stock Option Plan under which its Board of Directors may grant our employees, directors and affiliates Incentive Stock Options, Supplemental Stock Options and other forms of stock-based compensation, including bonuses or stock purchase rights. Incentive Stock Options, which provide for preferential tax treatment, are only available to employees, including officers and affiliates, and may not be issued to non-employee directors. The exercise price of the Incentive Stock Options must be 100% of the fair market value of the stock on the date the option is granted. Pursuant to our plan, the exercise price for the Supplemental Stock Options will not be less than 85% of the fair market value of the stock on the date the option is granted. We are required to reserve an amount of common shares equal to the number of shares, which may be purchased as a result of awards made under the Plan at any time.

At the 2000 Annual Stockholder Meeting, the shareholders approved an amendment to the Stock Option Plan of 1999, increasing the number of shares eligible for issuance under the Plan to 30% of the then outstanding common stock and allowing the Board of Directors to make annual adjustments to the Plan to maintain a 30% ratio to outstanding common stock at each annual meeting of the Board of Directors. The Board, at its annual meetings in 2001 and 2002, made no adjustment, as a determination was made that the number of shares then available under the Plan was sufficient to meet the Company's needs. As of December 31, 2003, 4,184,698 shares were authorized for issuance under the Plan, 3,124,807 of which are currently subject to outstanding options and awards and options on 37,000 shares were exercised in 2003. The Stock Option Plan of 1999 was registered with the U.S. Securities & Exchange Commission on Form S-8.

During 2003, we issued non-statutory options to purchase 140,000 shares to our independent directors for attendance at our 2003 Board of Directors meetings. In addition to the Stock Option Plan of 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan, which authorized our Board of Directors to make twelve consecutive offerings of our common stock to our employees. The 1999 Employee Stock Purchase Plan has been instituted and the first employees enrolled in the plan in August 2003. The first shares of common stock were issued under the Plan in February 2004. We also offer a variety of health, dental, vision, 401(k) and life insurance benefits to our employees in conjunction with our co-employment partner, Administaff.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based upon a review on the Forms 3 and 4 furnished to us with respect to our most recent fiscal year, each of the Directors and/or Executive Officers timely filed his initial Form 3 and Form 4 under Section 16(a) of the Securities and Exchange Act of 1934 during 2003 with the following exceptions: Mr. Slansky filed his Form 3 on March 28, 2003 after the Board approved his contract and options. Prior to March 28, 2003, Mr. Slansky had no beneficial ownership in us but should have filed a Form 3 on or before February 21, 2003. Messrs. Blake, Estes, Grosvenor, Huntress, McClendon and Walker filed their Form 4 related to options granted at the May Board meeting on June 4, 2003, a few days late. Messrs. Benson, Schaffer and Slansky filed their Form 4 related to retirement of our convertible debt program on September 15, 2003, a few days late due to the delay in getting signatures from all parties to the transaction. Mr. DaPra filed his Form 3 on December 22, 2003, one day late.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of March 4, 2004 concerning the beneficial ownership of the Company's common stock by (i) each director, (ii) each named executive officer, (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.





Title of                Name and Address of            Amount and                 Percent of
Class                   Beneficial Owner               Nature of                     Class(1)
                                                       Beneficial
                                                       Ownership(1)
----------              ----------------------         ------------               -----------
..0001 par               James W. Benson, CEO           9,748,373(2)                    49.56%
value                   and Chairman
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Richard B. Slansky               180,357(3)                     0.92%
value                   13855 Stowe Drive
common                  Poway, California 92064
stock

..0001 par               J. Mark Grosvenor              1,330,376(4)                     6.76%
value                   13855 Stowe Drive
common                  Poway, California 92064
stock

..0001 par               Curt Dean Blake                  128,430(5)                     0.65%
value                   Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Wesley T. Huntress Jr.            80,515(6)                     0.41%
value                   Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               General Howell M.                 54,167(7)                     0.28%
value                   Estes III, Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Robert S. Walker                  54,167(8)                     0.28%
value                   Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Stuart Schaffer, Director        218,206(9)                     1.11%
value                   13855 Stowe Drive
common                  Poway, California 92064
stock

..0001 par               Scott McClendon                   15,230(10)                    0.08%
value                   Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Officers and Directors as     11,809,821(11)                   60.04%(1)
value                   a group (10 Persons)
common
stock
------------------------------------------------------------------------------------------------


(1) Where persons listed on this table have the right to obtain additional shares of our common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 4, 2004, these additional shares are deemed to be beneficially owned for the purpose of computing the amount and percentage of common stock owned by such persons. Percentages are based on total outstanding shares on March 4, 2004 plus options and warrants that will become exercisable within 60 days of March 4, 2004, for a total of 19,670,844 shares.

(2) Represents 8,257,647 shares held directly by Mr. Benson and his wife, Susan Benson, (including 486,647 shares as part of the Company's convertible debt repayment when he converted $187,500 of his debt into shares in 2003); 497,413 shares transferred from SD Holdings, LLC to Space Development Institute, a 501(c)(3) corporation; plus vested options on 506,666 shares; and, warrants on 486,647 shares (Mr. Benson forgave half of his warrants on 973,294 shares as part of the convertible debt repayment). In addition, Mr. Benson has unvested options on 2,003,334 shares. In 2003, 8,245,000 shares were transferred from SD Holdings, LLC, an entity previously controlled by Mr. Benson, directly to Mr. Benson and his children. Mr. Benson's children now hold 1,312,000 shares. Mr. Benson disclaims ownership of shares held by his children.

(3) Mr. Slansky owns 40,895 shares of which 38,462 shares he purchased for cash in a private transaction with Mr. Skarupa, the Company's former Vice President of Operations; 38,462 warrants which were also purchased from Mr. Skarupa; and, vested options on 101,000 shares. Mr. Slansky also holds 254,000 unvested options.

(4) Mr. Grosvenor owns 665,188 shares of our common stock plus 665,188 vested warrants that he purchased in our private placement. On May 6, 2003, Mr. Grosvenor was granted options on 19,615 shares, which he forfeited upon his resignation from the Board on September 15, 2003.

(5) Mr. Blake owns 30,612 shares of our common stock plus 30,612 vested warrants that he purchased in our private placement. Mr. Blake also owns 67,206 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Blake has unvested options on 22,500 shares.

(6) Mr. Huntress owns 8,868 shares of our common stock. Mr. Huntress also owns 71,647 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Huntress has unvested options on 30,000 shares.

(7) General Estes III owns 54,167 vested options, which he received as compensation for his participation on our Board of Directors. In addition, General Estes III has unvested options on 32,500 shares.

(8) Mr. Walker owns 54,167 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Walker has unvested options on 27,500 shares.

(9) Mr. Schaffer owns 64,103 warrants, however in 2003 as part of the Company's convertible debt repayment, Mr. Schaffer forgave 64,103 warrants and converted $25,000 of his debt to the Company into 64,103 shares. Mr. Schaffer also owns 90,000 vested options, which he received as part of his compensation package as Vice President of Product Development and Marketing.

(10) Mr. McClendon owns 15,230 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. McClendon has unvested options on 30,230 shares.

(11) Officers and directors as a group include our seven Board members, one of whom is also an officer of the Company, Messrs. Grosvenor, Slansky and Simpson. Mr. Simpson holds no beneficially owned shares but holds unvested options on 250,000 shares, which are not included in the calculation.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

James W. Benson, our Chief Executive Officer and Chairman of the Board of Directors, and Susan Benson, our former Corporate Secretary, are husband and wife. Mr. Benson has personally guaranteed the building lease on our facility.

One of our independent directors, Robert S. Walker, is a principal of Wexler & Walker Public Policy Associates, a Washington-based, full-service government relations firm founded in 1981. Wexler & Walker principals have served in Congress, in the White House and federal agencies, as congressional staff, in state and local governments and in political campaigns. Wexler & Walker is a leader on the technology issues of the twenty-first century. During 2003 and 2002, we incurred consulting fees with Hill and Knowlton, Inc., an affiliate of Wexler & Walker, in an aggregate amount of approximately $0 and $56,000, respectively.

In December 2001, we entered into a consulting agreement with one of our independent directors, Curt D. Blake, pursuant to which Mr. Blake agreed to perform certain services for us and identify and qualify significant investors and potential acquisition targets for us. Under the agreement, Mr. Blake was to receive compensation, in cash and non-statutory stock options, for his services. In addition, Mr. Blake was to receive a cash finder's fee plus a common stock grant for all monies raised as a result of introductions made by him. However, as a result of the independence rules imposed by the Sarbanes-Oxley Act of 2002, Mr. Blake voluntarily terminated his agreement with us on November 25, 2002. We made no payments to Mr. Blake in 2003 and 2002, other than reimbursement of Board-related travel expenses.

In September and October 2002, certain of our officers provided personal interest-free short-term loans to support our working capital needs. The officer loans were paid with the proceeds from imminently pending contract payments and the proceeds of the convertible note program sales.

From October 14, 2002 through November 14, 2002, we sold an aggregate of $475,000 of 2.03% convertible debentures to two of our directors, officers and Mr. Skarupa, a former officer. Mr. Benson purchased $375,000 of Series A Subordinated Convertible Notes and Mr. Shaffer purchased $50,000. The total funding was completed on November 14, 2002. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into our common stock when the note matured. The notes originally were set to mature six (6) months from issue date and were subsequently extended to twelve (12) months from issue date on March 19, 2003. Unless paid, extended or re-negotiated, the convertible debentures are exercisable into a number of our common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the note was issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued to the subscribers, warrants to purchase up to 1,229,705 shares of our common stock. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price, which equals to the 20-day average asking price less 10% which was established when the note was issued, or the initial conversion price. Upon issuance, the warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount. See Note 8(c) to our Consolidated Financial Statements for discussion of the terms of the warrants. The debt discount was being amortized as additional interest expense over the term of the convertible debentures. On September 5, 2003, we repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the previously issued warrants. Finally, as additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03% for a total of $18,161 of interest expense. All the note holders accepted the offer and the convertible notes were retired. As of December 31, 2003, we recorded a credit of $88,408, as debt discount recovery; therefore, for the year ending December 31, 2003, the debt discount expense was $112,500. The Company also expensed $131,411 for non-cash loan fee expense related to the convertible note. Fair market value of the stock was determined by discounting the closing market price on the date of the transaction by 20%, based on the nature of the restricted securities.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K




(a)                                                                                                        Exhibits:
ITEM. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  EXH. NO.
---------------------------------------------------------------------------------------------------------  ---------
SpaceDev's Articles of Incorporation(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.1
SpaceDev's Articles of Amendment to Articles of Incorporation dated November 4, 1997
Authorizing Series B Preferred Stock(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.2
SpaceDev's Articles of Amendment to Articles of Incorporation dated December 17, 1997
Changing Name to SpaceDev, Inc. (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.3
SpaceDev's Bylaws(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.4
Form of Common Stock Certificate(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.1
Form of Non-Qualified Stock Option(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.2
Form of Incentive Stock Option(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.3
Form of Re-Pricing Warrant(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.4
Form of Warrant(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.5
1999 Stock Option Plan(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.6
First Amendment to 1999 Stock Option Plan(8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.7
1999 Employee Stock Purchase Plan(8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.8
Form of Warrant from November 2, 2000 Private Placement (4) . . . . . . . . . . . . . . . . . . . . . . .        4.9
Common Stock Purchase Warrant-Phillips Aerospace (4). . . . . . . . . . . . . . . . . . . . . . . . . . .       4.10
Note Purchase Agreement for Series A Subordinated Convertible Notes (6) . . . . . . . . . . . . . . . . .       4.11
Form of Series A Subordinated Convertible Note (6). . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.12
Form of Warrant for Series A Subordinated Convertible Note Offering (6) . . . . . . . . . . . . . . . . .       4.13
Common Stock Exchange Agreement Between SpaceDev and SIL (1). . . . . . . . . . . . . . . . . . . . . . .       10.1
Mutual Rescission and Release of Share Acquisition Agreement (1). . . . . . . . . . . . . . . . . . . . .       10.2
Share Exchange Agreement Between SpaceDev and ISS (1) . . . . . . . . . . . . . . . . . . . . . . . . . .       10.3
Agreement of License and Purchase of Technology Between SpaceDev and AMROC (1). . . . . . . . . . . . . .       10.4
Firm Fixed Price Agreement Number 108252 Between SpaceDev and Regents of the University of California (1)       10.5
Employment Agreement of James W. Benson (2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10.6
Employment Agreement between ISS and Charles H. Lloyd (1) . . . . . . . . . . . . . . . . . . . . . . . .       10.7
Deed of Counter-Indemnity dated August 28, 1999 (3) . . . . . . . . . . . . . . . . . . . . . . . . . . .       10.8
Financial Advisory Services Agreement, dated June 18, 2001 (5). . . . . . . . . . . . . . . . . . . . . .       10.9
Consultant/Advisory Services Agreement, dated June 18, 2001 (5) . . . . . . . . . . . . . . . . . . . . .      10.10
Employment Agreement between SpaceDev, Inc. and Stuart Schaffer, dated May 17, 2002(7). . . . . . . . . .      10.11
First Amendment to Employment Agreement with Stuart Schaffer, dated May 17, 2002(7) . . . . . . . . . . .      10.12
Employment Agreement between SpaceDev, Inc. and Emery Skarupa, dated May 24, 2002(7). . . . . . . . . . .      10.13
Confidential Separation Agreement and General Release of Claims, dated May 31, 2002(7). . . . . . . . . .      10.14
Code of Business Conduct and Ethics(7). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.15
Employment Agreement between SpaceDev and Richard B. Slansky, dated Feb. 10, 2003(7). . . . . . . . . . .      10.16
Second Amendment to Series A Subordinated Convertible Note - Benson1, dated Mar. 25, 2003(7). . . . . . .      10.17


Second Amendment to Series A Subordinated Convertible Note - Benson2, dated Mar. 25, 2003(7). . . . . . .      10.18
Second Amendment to Series A Subordinated Convertible Note - Benson3, dated Mar. 25, 2003(7). . . . . . .      10.19
Second Amendment to Series A Subordinated Convertible Note - Benson4, dated Mar. 25, 2003(7). . . . . . .      10.20
Second Amendment to Series A Subordinated Convertible Note - Skarupa, dated Mar. 25, 2003(7). . . . . . .      10.21
Second Amendment to Series A Subordinated Convertible Note - Schaffer, dated Mar. 25, 2003(7) . . . . . .      10.22
Confidential Separation Agreement and General Release of Claims with Mr. Schaffer, dated July 2, 2003(8).      10.23
AFRL Small Vehicle Launch Technology SBIR contract(9) . . . . . . . . . . . . . . . . . . . . . . . . . .      10.24
AFRL Small Satellite Bus Technologies SBIR contract(9). . . . . . . . . . . . . . . . . . . . . . . . . .      10.25
AFRL Small Shuttle Compatible Propulsion Module contract(9) . . . . . . . . . . . . . . . . . . . . . . .      10.26
MDA Advanced Systems Deputate for the Micro Satellite Experiment(9) . . . . . . . . . . . . . . . . . . .      10.27
MDA Advanced Systems Deputate for the Micro Satellite Experiment (Modification) (9) . . . . . . . . . . .      10.28
Lunar Enterprises of California contract(9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.29
Hybrid Rocket Motor Systems and Components contract*(9) . . . . . . . . . . . . . . . . . . . . . . . . .      10.30
Third Amendment to Series A Subordinated Convertible Note - Benson1, dated Sept. 5,  2003(9). . . . . . .      10.31
Third Amendment to Series A Subordinated Convertible Note - Benson2, dated Sept. 5,  2003(9). . . . . . .      10.32
Third Amendment to Series A Subordinated Convertible Note - Benson3, dated Sept. 5,  2003(9). . . . . . .      10.33
Third Amendment to Series A Subordinated Convertible Note - Benson4, dated Sept. 5,  2003(9). . . . . . .      10.34
Third Amendment to Series A Subordinated Convertible Note - Skarupa, dated Sept. 5,  2003(9). . . . . . .      10.35
Third Amendment to Series A Subordinated Convertible Note - Schaffer, dated Sept. 5, 2003(9). . . . . . .      10.36
Employment Offer between SpaceDev and Dario Emanuel DaPra, dated November 17, 2003 . . . . . . . . . . .       10.37
Employment Offer between SpaceDev and Randall K. Simpson, dated Jan. 16, 2004 . . . . . . . . . . . . . .      10.38
Confidential Separation Agreement and General Release of Claims with Mr. DaPra, dated March 18, 2004. . .      10.39
Missile Defense Agency Contract with SpaceDev, dated March 31, 2004 . . . . . . . . . . . . . . . . . . .      10.40
Amendment No. 1 to Note with the Laurus Master Fund, dated March 31, 2004 . . . . . . . . . . . . . . . .      10.41
Waiver Letter from Laurus Master Fund, dated March 31, 2004 . . . . . . . . . . . . . . . . . . . . . . .      10.42
First Task Order Under Missile Defense Agency Contract with SpaceDev, dated April 1, 2004 . . . . . . . .      10.43
List of Subsidiaries of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21
Consent of Independent Auditor - Form SB-2, dated July 21, 2003 - Nation Smith Hermes Diamond. . . . . .       23.1
Consent of Independent Auditor (2003) - Form 10-KSB, dated April 5, 2004, PKF . . . . . . . . . . . . . .      23.2
Consent of Independent Auditor (2002) - Form 10-KSB, dated April 2, 2004, Nation Smith Hermes Diamond . .      23.3
Certificate of James W. Benson Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code . . . . . . .      99.1
Certificate of Richard B. Slansky Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code. . . . . .      99.2

* Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b)     Reports  on  Form  8-K:

We have filed two reports on Form 8-K, since fiscal year ended December 31, 2002. These reports, dated June 4, 2003 (and subsequently amended on June 9,
2003) and June 18, 2003, disclosed: 1) the changes in registrants certifying accountants; and, 2) the establishment of the registrant's revolving credit facility with the Laurus Master Fund, Ltd.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-28947).

(2) Incorporated by reference to Exhibit 10.1 previously filed as an Exhibit to Registrant's Form 10-QSB filed on August 10, 2000.
(3) Incorporated by reference to Exhibit 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on September 20, 2000.
(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed on April 2, 2001.
(5) Incorporated by reference to Exhibits 10.1 and 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on July 19, 2001.
(6) Incorporated by reference to Exhibits 4.11, 4.12 and 4.13 previously filed as an Exhibit to Registrant's Form 10-QSB filed on November 14, 2002.
(7) Incorporated by reference to Exhibits 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21 and 10.22 previously filed as an
Exhibit  to  Registrant's  Form  10-KSB  on  March  28,  2003.
(8) Incorporated by reference to Exhibit 10.27 previously filed as an Exhibit to Registrant's Form SB-2 on July 25, 2003.
(9) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 previously filed as an
Exhibit  to  Registrant's  Form  10-QSB  on  November  12,  2003.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The following are the fees billed us by our auditors, PKF and Nation Smith Hermes Diamond, P.C. ("Nation Smith"), respectively, for services rendered thereby during 2003 and 2002:





                       2003     2002
                    -------  -------
Audit Fees . . . .  $55,025  $54,500
------------------  -------  -------
Audit Related Fees  $     -  $     -
------------------  -------  -------
Tax Fees . . . . .  $ 7,850  $11,734
------------------  -------  -------
All Other Fees . .  $ 5,093  $12,712
------------------  -------  -------

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by PKF and Nation Smith in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by PKF and Nation Smith and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by PKF or Nation Smith in connection with our private and public offerings conducted during such periods.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining PKF's and Nation Smith's independence and determined that such services are appropriate.

Before the auditors are engaged to provide us audit or non-audit services, such engagement is approved by the Audit Committee of our Board of Directors.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPACEDEV,  INC.

Date:  April  6,  2004                         By:  /s/James  W.  Benson
                                                    --------------------
                                               James  W.  Benson,  CEO


Date:  April  6,  2004                         By:  /s/Richard  B.  Slansky
                                                    -----------------------
                                               Richard  B.  Slansky,  CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April  6,  2004                         By:  /s/James  W.  Benson
                                                    --------------------
                                               James W. Benson, CEO and
                                               Chairman of the  Board  of
                                               Directors


Date:  April  6,  2004                         By:  /s/Scott  McClendon
                                                    -------------------
                                               Scott  McClendon,  Director


Date:  April  6,  2004                         By:  /s/Gen. Howell M. Estes, III
                                                    ----------------------------
                                               Gen.  Howell  M.  Estes,  III,
                                               Director


Date:  April  6,  2004                         By:  /s/Stuart  E.  Schaffer
                                                       --------------------
                                               Stuart  E.  Schaffer,  Director


Date:  April  6,  2004                         By:  /s/Robert  S.  Walker
                                                    ---------------------
                                               Robert  S.  Walker,  Director


Date:  April  6,  2004                         By:  /s/Curt  D.  Blake
                                                    ------------------
                                               Curt  D.  Blake,  Director


Date:  April  6,  2004                         By:  /s/Wesley  T.  Huntress
                                                    -----------------------
                                               Wesley  T.  Huntress,  Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process,  summarize  and  report  financial  data  and  have  identified for the
registrant's  auditors  any  material  weaknesses  in   internal  controls;  and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  6,  2004

                              By:/s/ James W. Benson
                              -------------------------
                              James  W.  Benson
                              Chief  Executive  Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  6,  2004

                         By:/s/ Richard B. Slansky
                         -------------------------
                         Richard  B.  Slansky
                         Chief  Financial  Officer

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS



                        CONSOLIDATED FINANCIAL STATEMENTS



REPORT  OF  INDEPENDENT  AUDITORS                                   F-2  to  F-3

FINANCIAL  STATEMENTS
     Consolidated  Balance  Sheets                                  F-4  to  F-5
     Consolidated  Statements  of  Operations                                F-6
     Consolidated  Statements  of  Stockholders'  Deficit           F-7  to  F-9
     Consolidated  Statements  of  Cash  Flows                    F-10  to  F-11
     Notes  to  Consolidated  Financial  Statements               F-12  to  F-32

Report  of  Independent  Auditors


Board  of  Directors  and  Stockholders
SPACEDEV,  INC.

We have audited the accompanying consolidated balance sheet of SPACEDEV, INC. AND SUBSIDIARIES (see Note 1(c) to the consolidated financial statements) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARIES as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/  PKF

San  Diego,  California
February  11,  2004  (except  for  Note  11 for which the date is April 2, 2004)

Report  of  Independent  Auditors


Board  of  Directors  and  Stockholders
SPACEDEV,  INC.

We have audited the accompanying consolidated balance sheet of SPACEDEV, INC. AND SUBSIDIARIES (see Note 1(c) to the consolidated financial statements) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARIES as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company incurred a net loss of $376,160 for the year ended December 31, 2002, and had a working capital deficit of $197,381 as of December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nation  Smith  Hermes  Diamond  P.C.

/s/  Nation  Smith  Hermes  Diamond

San  Diego,  California
February  13,  2003


                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

 December 31, . . . . . . . . . . . . . . . . . . . . .        2003        2002
-------------------------------------------------------  ----------  ----------
 ASSETS

 CURRENT ASSETS
    Cash (Note 10(a)) . . . . . . . . . . . . . . . . .  $  592,006  $   27,648
    Accounts receivable (Note 10(b)). . . . . . . . . .     187,062      82,325
    Inventory . . . . . . . . . . . . . . . . . . . . .       9,961       1,729
    Receivable for assets held for sale (Note 2). . . .           -   3,150,124
    Costs in excess of billings and estimated earnings.           -     281,175
    Work in Progress. . . . . . . . . . . . . . . . . .     110,490           -

 Total current assets . . . . . . . . . . . . . . . . .     899,519   3,543,001
-------------------------------------------------------  ----------  ----------

 FIXED ASSETs - Net (Notes 1(g) and 2). . . . . . . . .     137,532     141,488

 CAPITALIZED SOFTWARE  COSTS. . . . . . . . . . . . . .           -     103,508

 OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .      47,768      23,960
-------------------------------------------------------  ----------  ----------

 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $1,084,819  $3,811,957
-------------------------------------------------------  ----------  ----------
-------------------------------------------------------  ----------  ----------


     The accompanying notes are an integral part of these consolidated financial statements.


                                                                                     SPACEDEV, INC.
                                                                                   AND SUBSIDIARIES

                                                                        CONSOLIDATED BALANCE SHEETS

 December 31, . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2003           2002
---------------------------------------------------------------------  -------------  -------------

 LIABILITIES AND STOCKHOLDERSDEFICIT

 CURRENT LIABILITIES
    Current portion of notes payable (Note 4(a)). . . . . . . . . . .  $     41,464   $  2,431,134
    Current portion of capitalized lease obligations (Note 9(a)). . .        10,332         32,783
    Notes payable - related party (Note 4(b)) . . . . . . . . . . . .        80,000        174,665
    Convertible debt notes payable (Note 5) . . . . . . . . . . . . .             -        127,075
    Accounts payable and accrued expenses . . . . . . . . . . . . . .       311,606        598,480
    Accrued payroll, vacation and related taxes . . . . . . . . . . .        84,001        174,188
    Customer deposits and deferred revenue (Note 1(f)). . . . . . . .             -         69,402
    Revolving line of credit (Note 4(c)). . . . . . . . . . . . . . .       748,893
    Provision for anticipated loss (Note 10(c)) . . . . . . . . . . .             -         11,044
    Employee Stock Purchase Plan (Note (7(b)) . . . . . . . . . . . .         5,498              -
    Other accrued liabilities (Note 9(b)) . . . . . . . . . . . . . .       248,530        121,611
---------------------------------------------------------------------  -------------  -------------

 TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . .     1,530,324      3,740,382
---------------------------------------------------------------------  -------------  -------------

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 4(A)) . . . . . . . . .        46,127         89,052

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES (NOTE 9(A)) .         5,253          8,431

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES (NOTE 4(B)) .       505,522        563,831

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTE 2). . . . . . . . . . . .     1,065,221      1,172,720

 DEFERRED REVENUE (NOTE 1(F)) . . . . . . . . . . . . . . . . . . . .         5,000          5,000
---------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . .     3,157,447      5,579,416
---------------------------------------------------------------------  -------------  -------------

 COMMITMENTS AND CONTINGENCIES (NOTES 9)

 STOCKHOLDERSDEFICIT
   Convertible preferred stock, $.0001 par value, 10,000,000 shares
     authorized, no shares issued or outstanding (Note 8(a)). . . . .             -              -
   Common stock, $.0001 par value; 50,000,000 shares authorized, and
     16,413,260 and 14,447,640 shares issued and outstanding,
     respectively (Note 8(b)) . . . . . . . . . . . . . . . . . . . .         1,641          1,447
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .     9,243,507      8,302,803
   Additional paid-in capital - stock options (Note 8(d)) . . . . . .       750,000        750,000
   Deferred compensation (Note 8(d)). . . . . . . . . . . . . . . . .      (250,000)      (250,000)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (11,817,776)   (10,571,709)
---------------------------------------------------------------------  -------------  -------------

 TOTAL STOCKHOLDERSDEFICIT. . . . . . . . . . . . . . . . . . . . . .    (2,072,628)    (1,767,459)
---------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . . . .  $  1,084,819   $  3,811,957
---------------------------------------------------------------------  -------------  -------------
---------------------------------------------------------------------  -------------  -------------



     The accompanying notes are an integral part of these consolidated financial statements.


                                                                                       SPACEDEV, INC.
                                                                                     AND SUBSIDIARIES

                                                                CONSOLIDATED STATEMENTS OF OPERATIONS



 Years Ended December 31,. . . . . . . . . . . . . . .         2003                       2002
------------------------------------------------------  ------------  ------------  -----------  ----

 NET SALES . . . . . . . . . . . . . . . . . . . . . .  $ 2,956,322           100%  $3,370,118   100%
------------------------------------------------------  ------------  ------------  -----------  ----

 Cost of sales . . . . . . . . . . . . . . . . . . . .    2,414,997            82%   3,348,671    99%
 Anticipated loss on uncompleted contract (Note 10(c))            -                    (58,941)   -2%
------------------------------------------------------  ------------  ------------  -----------  ----

 TOTAL COST OF SALES . . . . . . . . . . . . . . . . .    2,414,997            82%   3,289,730    98%
------------------------------------------------------  ------------  ------------  -----------  ----

 GROSS MARGIN. . . . . . . . . . . . . . . . . . . . .      541,325            18%      80,388     2%
------------------------------------------------------  ------------  ------------  -----------  ----

 OPERATING EXPENSES
    Marketing and sales expense. . . . . . . . . . . .      394,974            13%     257,648     8%
    Research and development . . . . . . . . . . . . .      281,280            10%           -     0%
    Stock and stock option based compensation. . . . .        9,170             0%       2,938     0%
    General and administrative . . . . . . . . . . . .      745,993            25%     260,882     8%
    EMC - stock based compensation (Note 8(b)) . . . .            -             0%    (455,000)  -14%

 TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . .    1,431,417            48%      66,468     2%
------------------------------------------------------  ------------  ------------  -----------  ----

 INCOME/(LOSS) FROM OPERATIONS . . . . . . . . . . . .     (890,092)          -30%      13,920     0%
------------------------------------------------------  ------------  ------------  -----------  ----

 NON-OPERATING EXPENSE/(INCOME)
    Interest expense . . . . . . . . . . . . . . . . .       91,492             3%     263,480     8%
    Non-cash interest expense debt discount (Note 5) .      112,500             4%     125,000     4%
    Gain on Building Sale (Note 4(a)). . . . . . . . .     (107,499)           -4%           -     0%
    Loan Fee - Equity Compensation (Note 4(c) & 5) . .      257,882             9%           -     0%
------------------------------------------------------  ------------  ------------  -----------  ----
 TOTAL NON-OPERATING EXPENSE/(INCOME). . . . . . . . .      354,375            12%     388,480    12%
------------------------------------------------------  ------------  ------------  -----------  ----

 LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . .   (1,244,467)          -42%    (374,560)  -11%
 Income tax provision (Notes 1(j) and 6) . . . . . . .        1,600             0%       1,600     0%
------------------------------------------------------  ------------  ------------  -----------  ----
 NET LOSS. . . . . . . . . . . . . . . . . . . . . . .  $(1,246,067)          -42%  $ (376,160)  -11%
------------------------------------------------------  ------------  ------------  -----------  ----
------------------------------------------------------  ------------  ------------  -----------  ----
 NET LOSS PER SHARE:
   Net loss. . . . . . . . . . . . . . . . . . . . . .  $     (0.08)                $    (0.03)
------------------------------------------------------  ------------  ------------  -----------  ----

   Weighted-Average Shares Outstanding . . . . . . . .   16,092,292                  14,744,423
------------------------------------------------------  ------------  ------------  -----------  ----


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


                                                                                   SPACEDEV, INC.
                                                                                 AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                         Common Stock
                                                                         --------------
                                                                         Shares          Amount
                                                                         --------------  --------

BALANCE AT JANUARY 1, 2002. . . . . . . . . . . . . . . . . . . . . . .     14,817,580   $ 1,481
Common stock issued for cash (Note 8(b)). . . . . . . . . . . . . . . .        153,060        15
Reversal of common stock issued for services (Note 8 (b)) . . . . . . .       (493,000)      (49)
Warrants issued for convertible debt program (Note 5 and 8(c)). . . . .              -         -

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         -
-----------------------------------------------------------------------  --------------  --------

BALANCE AT DECEMBER 31, 2002. . . . . . . . . . . . . . . . . . . . . .     14,477,640     1,447
Common stock issued for cash (Note 8(b)). . . . . . . . . . . . . . . .        861,267        86
Common stock issued from notes on revolving credit facility (Note 4(c))        415,000        42
Common stock issued for services (Note 8(b)) . . . . . . . . . . . . .           7,500         1
Common stock issued from convertible debt program (Note 5 and 8(c)) . .        614,853        61
Common stock issued from employee stock options (Note 7(b)) . . . . . .         37,000         4

Warrants issued for convertible debt program (Note 5 and 8(c)). . . . .              -         -

   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         -
-----------------------------------------------------------------------  --------------  --------

BALANCE AT DECEMBER 31, 2003. . . . . . . . . . . . . . . . . . . . . .  $  16,413,260   $ 1,641



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


                                                                                                        SPACEDEV, INC.
                                                                                                      AND SUBSIDIARIES

                                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                          Additional
                                                                          Additional    Paid-In
                                                                          Paid-in       Capital -       Deferred
                                                                          Capital       Stock Options   Compensation

BALANCE AT JANUARY 1, 2002 . . . . . . . . . . . . . . . . . . . . . . .  $ 8,204,831   $      750,000  $    (250,000)
Common stock issued for cash (Note 8(b)) . . . . . . . . . . . . . . . .       74,985                -              -
Reversal of common stock issued for services (Note 8 (b)). . . . . . . .     (452,013)               -              -
Warrants issued for convertible debt program (Note 5 and 8(c)) . . . . .      475,000                -              -

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                -              -
------------------------------------------------------------------------  ------------  --------------  --------------

BALANCE AT DECEMBER 31, 2002 . . . . . . . . . . . . . . . . . . . . . .    8,302,803          750,000       (250,000)
Common stock issued for cash (Note 8(b)) . . . . . . . . . . . . . . . .      425,856                -              -
Common stock issued from notes on revolving credit facility (Note 4(c))       354,679                -              -
Common stock issued for services (Note 8(b)). . . . . . . . . . . . . .         9,169                -              -
Common stock issued from convertible debt program (Note 5 and 8(c)). . .      368,850                -              -
Common stock issued from employee stock options (Note 7(b)). . . . . . .       19,650                -              -

Warrants issued for convertible debt program (Note 5 and 8(c)) . . . . .     (237,500)
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                -              -

------------------------------------------------------------------------  ------------  --------------  --------------

BALANCE AT DECEMBER 31, 2003 . . . . . . . . . . . . . . . . . . . . . .  $ 9,243,507   $      750,000  $    (250,000)



     The accompanying notes are an integral part of these consolidated financial statements.


                                                                                       SPACEDEV, INC.
                                                                                     AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                          Accumulated
                                                                          Deficit        Total

BALANCE AT JANUARY 1, 2002 . . . . . . . . . . . . . . . . . . . . . . .  $(10,195,549)  $(1,489,237)
Common stock issued for cash (Note 8(b)) . . . . . . . . . . . . . . . .             -        75,000
Reversal of common stock issued for services (Note 8(b)). . . . . . . .              -      (452,062)
Warrants issued for convertible debt program (Note 5 and 8(c)) . . . . .             -       475,000
                                                                                     -
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (376,160)     (376,160)
------------------------------------------------------------------------  -------------  ------------
                                                                                     -
BALANCE AT DECEMBER 31, 2002 . . . . . . . . . . . . . . . . . . . . . .   (10,571,709)   (1,767,459)
Common stock issued for cash (Note 8(b)) . . . . . . . . . . . . . . . .             -       425,942
Common stock issued from notes on revolving credit facility (Note 4(c))              -       354,721
Common stock issued for services (Note 8(b)). . . . . . . . . . . . . .              -         9,170
Common stock issued from convertible debt program (Note 5 and 8(c)). . .             -       368,911
Common stock issued from employee stock options (Note 7(b)). . . . . . .             -        19,654

Warrants issued for convertible debt program (Note 5 and 8(c)) . . . . .             -      (237,500)
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,246,067)   (1,246,067)
                                                                                     -

BALANCE AT DECEMBER 31, 2003 . . . . . . . . . . . . . . . . . . . . . .  $(11,817,776)  $(2,072,628)



     The accompanying notes are an integral part of these consolidated financial statements.


                                                                                SPACEDEV, INC.
                                                                              AND SUBSIDIARIES

                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

 Years Ended December 31,. . . . . . . . . . . . . . . . . . . . . .         2003        2002
--------------------------------------------------------------------  ------------  ----------

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,246,067)  $(376,160)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . .      166,971     357,692
       Contributed assets. . . . . . . . . . . . . . . . . . . . . .            -     (16,251)
       (Gain) loss on disposal of assets . . . . . . . . . . . . . .     (107,499)      7,410
       Non-cash interest expense - convertible debt program. . . . .      131,411     125,000
       Non-cash loan fees. . . . . . . . . . . . . . . . . . . . . .      126,471           -
       Common stock issued for compensation and services . . . . . .        9,170    (452,062)
       Change in operating assets and liabilities: . . . . . . . . .            -           -

         Accounts receivable . . . . . . . . . . . . . . . . . . . .     (104,737)    208,290
         Work in Progress. . . . . . . . . . . . . . . . . . . . . .     (110,490)          -
         Prepaid and other current assets. . . . . . . . . . . . . .      (33,888)     10,168
         Inventory . . . . . . . . . . . . . . . . . . . . . . . . .       (8,232)     (1,729)
         Convertible debt notes payable. . . . . . . . . . . . . . .      130,661           -
         Costs in excess of billings and estimated earnings. . . . .      281,175    (281,175)
         Accrued interest revolving line of credit . . . . . . . . .       13,601           -
         Accounts payable and accrued expenses . . . . . . . . . . .     (286,874)    202,641
         Accrued payroll, vacation and related taxes . . . . . . . .      (90,187)     15,936
         Customer deposits and deferred revenue. . . . . . . . . . .      (69,402)   (158,319)
         Employee Stock Purchase Plan. . . . . . . . . . . . . . . .        5,498           -
         Billings in excess of costs incurred and estimated earnings            -    (302,553)
         Provision for anticipated loss. . . . . . . . . . . . . . .      (11,044)    (91,241)
         Accrued interest - related party. . . . . . . . . . . . . .       47,023      45,265
         Other accrued liabilities . . . . . . . . . . . . . . . . .      126,919         115
--------------------------------------------------------------------  ------------  ----------

 NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . . .   (1,029,520)   (706,973)


CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of building. . . . . . . . . . . . . . . . .    3,150,124      50,000
    Purchases of fixed assets. . . . . . . . . . . . . . . . . . . .      (39,292)     (1,900)
--------------------------------------------------------------------  ------------  ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. . . . . . . . .    3,110,832      48,100


 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (payments) from convertible debt program. . . . . . . .     (257,736)    475,000
    Principle payments on notes payable. . . . . . . . . . . . . . .   (2,432,595)    (65,785)
    Principal payments on capitalized lease obligations. . . . . . .      (35,764)    (37,330)
    Payments on notes payable - related party. . . . . . . . . . . .     (199,997)    (66,667)
    Proceeds from revolving credit facility. . . . . . . . . . . . .      963,542           -
    Proceeds on notes payable - related party. . . . . . . . . . . .            -      94,666
    Proceeds from issuance of common stock . . . . . . . . . . . . .      445,596      75,000

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . . .   (1,516,954)    474,884


 Net increase/(decrease) in cash . . . . . . . . . . . . . . . . . .      564,358    (183,989)


 CASH AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . . . .       27,648     211,637
--------------------------------------------------------------------  ------------  ----------

 CASH AT END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . .  $   592,006   $  27,648
--------------------------------------------------------------------  ------------  ----------
--------------------------------------------------------------------  ------------  ----------


     The accompanying notes are an integral part of these consolidated financial statements.


                                                                                                       SPACEDEV, INC.
                                                                                                     AND SUBSIDIARIES

                                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS



 Years Ended December 31,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2003      2002
--------------------------------------------------------------------------------------------------  -------  --------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $41,726  $249,385
     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,600  $  1,600

 NONCASH INVESTING AND FINANCING ACTIVITIES:

 During 2003 and 2002, the Company issued 7,500 and 7,000 shares of restricted shares of stock for employee awards and services and for summer & student interns and recorded expenses of $9,170 and $2,900, respectively.

 During 2003 and 2002, the Company issued 861,267 and 153,060 shares of restricted shares of stock under the Company's Private Placement Memorandum for cash of $425,942 and $75,000, respectively.

 During 2003,  the Company eliminated its convertible debt by repaying half of the notes in cash
      ($237,500) and having the note holders convert the other half into 614,853 shares of the
      Company's common stock.  The Company recorded additional loan fees of $131,411 and charged these fees to equity.

 During 2003,  the Company issued 415,000 shares of its common stock to the Laurus Master
      Fund from conversions of its convertible debt notes under its revolving credit facility with
      Laurus;  thereby realizing a corresponding reduction in debt of $228,250.  The Company recorded additional loan fees of $126,471 and charged these fees to equity.

 During 2003,  the Company issued 37,000 shares of stock converted from employee stock options for $19,654 in cash.

During 2002, the Company recovered 500,000 shares of stock for a credit of $455,000 upon final judgment of the outstanding litigation against EMC Holdings, Inc. The expense for this matter was recorded during 2001.

 During 2003 and 2002,  the Company financed $10,135  and $20,472, respectively, in fixed assets through various capital lease obligations.



     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  SPACEDEV, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

(a)     Nature  of  operations

SPACEDEV, INC. (the "Company") is engaged in the conception, design, development, manufacture, integration and operations of SPACE TECHNOLOGY SYSTEMS, products and services. The Company is currently focused on the development of low-cost micro-satellites, nano-satellites and related subsystems, hybrid rocket propulsion as well as associated engineering and technical services, primarily to government agencies, and specifically to the United States Department of Defense. The Company's products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro- and nano-satellites, hybrid rocket-based orbital Maneuvering and orbital Transfer Vehicles ("MoTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. The Company believes there will be an evolving and developing commercial market for its space technology systems (e.g., its micro-satellite and nano-satellite products and services) in the long-term. In the short-term, the early adopters of this technology appear to be in the United States Department of Defense and the Company's "products" are considered to be the outcome of specific projects. The Company is also designing and developing commercial hybrid rocket motors and small high performance space vehicles and subsystems for commercial customers (e.g., Scaled Composites' SpaceShipOne) and military customers (e.g., the Air Force Research Laboratory.

The Company was incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI"). SpaceDev, LLC of Colorado was originally formed in 1997 for commercial space exploration and was the sole owner of shares of common stock of SpaceDev (a Nevada corporation) ("SpaceDev"), formed on August 22, 1997. On October 22, 1997, PDGI issued 8,245,000 of its $.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev stock, SpaceDev was merged into PDGI and, on December 17, 1997, PDGI changed its name to SPACEDEV, INC. After the merger, SpaceDev, LLC, changed its name to SD Holdings, LLC on December 17, 1997. (See Notes 8(a) and 8(b).) For accounting purposes, the transaction was accounted for as a reverse merger with the Company as the acquirer. Since SpaceDev had minimal assets prior to the merger, the transaction was accounted for as the sale of the Company's common stock for net assets of $1,232. The Company became publicly traded in October 1997 and is currently trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol of "SPDV."

In February 1998, the Company's operations were expanded with the acquisition of Integrated Space Systems, Inc. ("ISS"), a California corporation founded for the purpose of providing engineering and technical services related to space-based systems. The ISS employee base, acquired upon acquisition, largely consisted of former Atlas and General Dynamics personnel and enlarged its then current employee base to 20 employees. ISS was purchased for approximately $3.6 million, paid in Rule 144 restricted common shares of SpaceDev. Goodwill of approximately $3.5 million was capitalized and was to be amortized over a period of sixty (60) months, based on the purchase price exceeding the net asset value of approximately $164,000. As a result of a change in corporate focus, on November 15, 2001, the Company determined that the unamortized balance of goodwill from ISS, which was approximately $923,000, had become impaired and it was written-off. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with government agencies), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. The Company determined that all future business, contracts and proposals would be sought after only in the SpaceDev name, making it a more efficient way for it to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment. The Company filed for dissolution of ISS in December 2003, since all activities have been integrated into SpaceDev, Inc.

(b)     Prior  year  going  concern

The Company's auditors, PKF, expressed in their formal auditors' opinion dated February 11, 2004 (except for Note 11 as to which the date is April 2, 2004), that in their opinion, based on their audit, the Company's consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARIES as of December 31, 2003, and the consolidated results of our operations and our cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In previous years, including the opinion issued by the Company's previous auditors, Nation Smith, dated February 13, 2003, they expressed an opinion that our financial position raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements as of December 31, 2003 have been prepared assuming the Company will continue as a going concern. However, in 2002, the Company had a working capital deficit of $197,381 and incurred a net loss of $376,160 for the year ended December 31, 2002. The working capital deficit, together with the total net loss, raised, at that time, substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 2003, the Company was awarded a $43,362,271 contract from MDA and after analysis of the Company's projections (including revenue projections) for the next several quarters and other relevant factors, the Company's current auditors, PKF, concluded there is no longer substantial doubt as to the Company's ability to continue as a gong concern, and has, therefore, not included the going concern language in its report dated February 11, 2004 (except for Note 11 as to which the date is April 2, 2004) for the year ended December 31, 2003. Management believes that this was appropriate and reflects the Company's improved financial condition, its ability to forecast more accurately and further validate customer demand for the Company's technology, products and services. Management still intends to obtain new commercial and government contracts, continue to utilize (and possibly expand) its revolving credit facility and possibly raise some additional equity capital in a public or private offering or fund-raising effort. Regardless, management may seek additional capital through a combination of public and private debt or equity placements in the future. There can be no assurance that existing contracts will be completed successfully or that new contracts or additional debt or equity financing that may be needed to fund operations will be available or, if available, obtained in sufficient amounts necessary to meet the Company's needs. Management does believe that current contracts will be sufficient to fund the Company through 2004.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(c)     Principles  of  consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary SpaceDev Oklahoma and former wholly-owned inactive subsidiary Integrated Space Systems, Inc., a California corporation. The Company filed for dissolution of Integrated Space Systems in December 2003, since all activities have been integrated into SpaceDev, Inc.

(d)     Use  of  estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(e)     Software  Development  Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are capitalized as development costs prior to the design of a detailed program or working model. Costs incurred subsequent to the product release and development costs performed under contract are charged to operations. Beginning in the second quarter 2002, and completing in 2003, capitalized software costs were being amortized over their estimated useful life of eighteen months using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144. As of December 31, 2003, the Company had fully amortized the capitalized software costs.

(f)     Revenue  recognition

The Company's revenues in 2003 were derived primarily from United States government cost plus fixed fee (CPFF) contracts compared to a predominance of fixed price contracts in 2002. Revenues from the CPFF contracts during 2003 are recognized as expenses are incurred compared to revenues from fixed price contracts in 2002, which were recognized using the percentage-of-completion method. Estimated contract profits are taken into earnings in proportion to revenues recorded. Revenues under certain long-term fixed price contracts, which provide for the delivery of minimal quantities or require significant amounts of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where revenues and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Losses on contracts are recognized when estimated costs are reasonably determined. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis depending on the terms and conditions of the specific contract. Time and material revenues are recognized as services are performed and costs incurred.

In 2002, billings in excess of costs incurred and estimated earnings represent the excess of amounts billed in accordance with the contractual billing terms. Costs in excess of billings represent the excess of actual costs incurred to the amount that is billed to date.

Deferred revenue represents amounts collected from customers for projects, products or services to be provided at a future date.

(g)     Depreciation  and  amortization

Fixed assets are depreciated over their estimated useful lives of three-to-five years using the straight-line method of accounting.

In December 2002, the Company entered an agreement to sell its interest in its only facility, which closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064. In conjunction with the sale of its only facility in December 2002, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten years (see Note 2). The base rent shall increase by 3.5% per year (see Notes 2 and 9(c)).

(h)     Research  and  development

The Company is actively engaged in design and development activities with its commercial propulsion systems as well as its new projects with the Missile Defense Agency and the Air Force Research Laboratory. The Company has several SBIR (Small Business Innovation Research) grants from the government and continues to seek new SBIR opportunities. Cost incurred under SBIR grants are charged against revenues received under SBIR grants. Non-reimbursable research and development expenditures relating to possible future products are expensed as incurred. The Company incurred $281,280 in non-reimbursable research and development costs during 2003 as compared to no recorded research and development  costs  during  2002.

(i)     Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $1,460 and $900 in 2003 and 2002, respectively.

(j)     Income  taxes

Deferred income taxes are recognized for the tax consequences in future years of the differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

 (k)     Stock-based  compensation

In October 1995, the FASB (Financial Accounting Standards Board) issued SFAS (Statements of Financial Accounting Standards) No. 123, "Accounting for
Stock-Based Compensation." The Company adopted SFAS No. 123 in 1997. The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB (Accounting Principles Board) Opinion No. 25, "Accounting for Stock Issued to Employees," and has provided pro forma disclosures as if the fair value based method prescribed in SFAS No. 123 has been utilized. See Note 8(d). During December 2002, FASB issued SFAS No. 148 "Accounting for Stock Based Compensation
- Transition and Disclosure", which amends SFAS No. 123 to require companies to elect to recognize fair value stock based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. If the Company had accounted for these options in accordance with SFAS No. 123, the total value of options granted during 2003 and 2002 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:




Years Ended December 31,         2003        2002
------------------------  ------------  ----------
Net loss:
As reported. . . . . . .  $(1,246,067)  ($376,160)
Pro forma. . . . . . . .  $(1,480,592)  ($604,395)
------------------------  ------------  ----------
Loss per Share:
As reported. . . . . . .  $     (0.08)     ($0.03)
Pro forma. . . . . . . .  $     (0.09)     ($0.04)
------------------------  ------------  ----------

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

(o)     Segment  reporting

The Company merged its Space Missions Division business segment and ISS business segment in 2002. The Company has one other inactive subsidiary, SpaceDev Oklahoma. The Company follows the requirement of SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

(p)     New  accounting  standards

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from
Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No.
145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

2.     FIXED  ASSETS

In December 2002, the Company entered an agreement to sell its interest in its only facility. As of December 31, 2002 the Company listed a receivable held for sale of $3,150,124 which was realized when the transaction closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064.

In conjunction with the sale, the Company entered into a lease agreement with the buyer to lease-back its facilities (see Note 9(c)). The gain on the sale of the facility was deferred and will be amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 will be amortized over ten (10) years beginning February 2003 and ending in February 2013. This amortization will be included in the Company's non-operating income and expense.


Fixed  assets  consisted  of  the  following:


December 31,. . . . . . . . .       2003        2002
-----------------------------  ----------  ----------
Capital leases. . . . . . . .  $ 155,802   $ 145,365
Computer equipment. . . . . .    163,721     124,429
Building improvements . . . .      9,488       9,488
Furniture and fixtures. . . .      5,271       5,271
-----------------------------  ----------  ----------
                                 334,282     284,553
Less accumulated depreciation
   and amortization . . . . .   (196,750)   (143,065)
-----------------------------  ----------  ----------
                               $ 137,532   $ 141,488
                               ----------  ----------

Depreciation and amortization expense for fixed assets was approximately $53,000 and $164,000 for the years ending December 31, 2003 and 2002, respectively. Depreciation and amortization expense was significantly less during 2003 due to the sale of our facility in January 2003 and the full amortization of the AMROC technology. (See Note 3(a).)

3.     ACQUISITIONS

All acquisitions have been accounted for using the purchase method of accounting and intangible assets were amortized using the straight-line method. Initial purchase price included stock issued at the date of acquisition, direct acquisition costs and any guaranteed future consideration.

(a)     AMROC
On August 14, 1998, the Company entered an Agreement for License and Purchase of Technology from American Rocket Company (AMROC) with an unrelated individual who had obtained ownership of such technology from AMROC. The intellectual property acquired was hybrid rocket technology that may be modified and used in the future operations of the Company. Upon execution of the Agreement, the Company issued the seller a warrant to purchase 25,000 shares of restricted common stock at a strike price equal to 50% of the market price of the common stock on the issuance date. This warrant expired in 2003 having been unexercised.

For each of the three years following the Agreement date, the licensor received warrants to purchase 25,000 shares of restricted common stock. In the fourth through tenth year following the Agreement date, the licensor will receive a warrant to purchase a number of shares based on the amount of revenue generated from the acquired technology. All revenue based warrants are earned at a rate of one share per $125 of revenue generated from the technology acquired. Under the terms of the Agreement, the minimum number of shares to be issued is 100,000 and the maximum consideration shall not exceed warrants to purchase 3,000,000 shares of common stock or $6,000,000 in recognized value. Recognized value is the sum of (a) the cumulative difference between the market price of the common stock and the strike price and (b) the cumulative difference between the market price on the date of exercise and the strike price for each warrant previously exercised. To date, no revenue has been generated from the acquired technology.

The Company valued the warrants using the fair value method as prescribed by SFAS No. 123. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility of the stock, the expected dividend yield on the stock and the expected life of the warrants to determine the fair value of the warrants. The risk-free rate of interest used to value the initial issuance was 5.4 percent, a zero percent dividend yield was assumed and the expected life of the warrants was five years from the date of issuance. This calculation resulted in a fair value of $24,500 and was used as the value of the intangible assets acquired. All warrants are immediately exercisable after issuance and expire on the fifth anniversary of their issuance.

The Company's intangible assets were fully amortized in 2003. Amortization expense was approximately $11,000 and $40,000 for 2003 and 2002, respectively.


Other  intangible  assets  consisted  of  the  following:


December 31,. . . . . . . . .       2003        2002
-----------------------------  ----------  ----------
Other intangibles . . . . . .  $ 116,292   $ 116,292
Less accumulated amortization   (116,292)   (105,736)
-----------------------------  ----------  ----------
                               $       0   $  10,556
                               ----------  ----------

4.     NOTES  PAYABLE

(a)     Building  and  settlement  notes
In December 2002, the Company entered into an agreement to sell its interest in its only facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized on a straight-line basis over the ten
(10) year term of the lease. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten (10) years ending in January 2013. As of December 31, 2003, the deferred gain was $1,065,221. This amortization will be included in the Company's non-operating income and expense and totaled $107,499 in 2003.

Deferred  Gain  consisted  of  the  following:



December 31,. . . . . . .        2003    2002
-------------------------  -----------  -----

Deferred Gain . . . . . .  $1,172,720   $   -
Less Amortization to date    (107,499)      -
-------------------------  -----------  -----
                           $1,065,221   $   -
                           -----------  -----

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranged from 0% to 8%. At December 31, 2003 and 2002, the outstanding balances on these notes were $87,591 and $146,527, with interest expense of $4,956 and $4,782, respectively.

Future  minimum  principal  payments  on  notes  payable  are  as  follows:



Year Ending December 31,
2004 . . . . . . . . . .  $41,464
2005 . . . . . . . . . .   36,670
2006 . . . . . . . . . .    9,457
                          -------
Total Settlement Notes .  $87,591
------------------------  -------


(b)     Related  parties
The Company has a note payable to its CEO. At December 31, 2003 and 2002, the balances were $585,522 and $738,496, respectively, with accrued interest of 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%.

Future minimum principal payments on notes payable, related parties are as follows:



Year Ended December 31,
-----------------------
2004. . . . . . . . . .    80,000
2005. . . . . . . . . .    80,000
2006. . . . . . . . . .    80,000
2007. . . . . . . . . .    80,000
2008. . . . . . . . . .    80,000
Thereafter. . . . . . .  $185,522
-----------------------  --------
                         $585,522
-----------------------  --------

Accrued interest expense on this note was $47,023 and $45,265 for 2003 and 2002, respectively.

(c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus Master Fund, Ltd. ("Laurus"), which were filed on Form 8-K dated June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets. The net proceeds from the Convertible Note are for general working capital needs. Advances on the Convertible Note may be repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Note carries an interest rate of WSJ Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. The outstanding balance on the revolving credit facility at December 31, 2003 was $748,893, of which approximately $13,600 had been accrued for interest.

The  Company  filed  a  registration  statement on Form SB-2 on July 25, 2003 in connection with this transaction. The Form SB-2 was declared effective on August 6, 2003. With the securities registered for public resale, the Company has an option to pay amounts outstanding under the revolving credit facility by converting shares of its common stock at the fixed conversion price of $0.55 per share on the first $1 million of principal, as long as the then current market price is more than 118% of the fixed conversion price.

The Convertible Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, on any outstanding balance at the time, the Convertible Note will be convertible into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the agreements). The fixed conversion price will be adjusted after conversion of the first $1 million to 103% of the then fair market value of our common stock ("Adjusted Fixed Conversion Price"). As of December 31, 2003, Laurus had converted 415,000 shares to reduce the amount borrowed under the revolving credit facility by $228,250. The Company expensed approximately $126,500 for non-cash loan fee expenses in 2003. Fair market value of the stock was determined by discounting the closing market price on the date of the conversion by 20%.

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


5.     CONVERTIBLE  DEBENTURES

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible debentures to various directors and officers of the Company. The total funding was completed on November 14, 2002. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into the Company's common stock when the note matures. The maturity on the notes was six (6) months from issue date. On March 25, 2003, an amendment was executed which extended these notes an additional six (6) months. The convertible debentures were exercisable into a number of the Company's common shares at a conversion price that equals the 20-day average ask price less 10%, which was, established when the note was issued, or the initial conversion price.

Concurrent with the issuance of the convertible debentures, the Company issued warrants to purchase up to 1,229,705 shares of the Company's common stock to the subscribers. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price which is equal to the 20-day average ask price less 10%, which was established when the note was issued, or the initial conversion price of the notes. Upon issuance, the issued warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount. As a result of the change to the maturity date of the convertible debt, the amortization period for the debt discounts was also extended during the first quarter in 2003.

On September 5, 2003, the Company repaid one-half of the convertible notes, with the condition that the note holders convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the previously issued warrants. Finally, as additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03%. All the note holders accepted the offer and the convertible notes were retired. As of December 31, 2003, the Company recorded a credit of $88,408, as debt discount recovery; therefore, for the year ending December 31, 2003, the debt discount expense was $112,500. The Company also expensed $131,411 for non-cash loan fee expense. Fair market value of the stock was determined by discounting the closing market price on the date of the transaction by 20%, based on the nature of the restricted securities.





Convertible debentures - beginning balance .  $ 475,000
--------------------------------------------  ----------
  Total interest expense incurred. . . . . .  $  20,236
  Accrued interest paid - current year . . .  $ (18,161)
  Accrued interest paid - prior year . . . .  $  (2,075)
  Convertible debtures paid. . . . . . . . .  $(237,500)
  Convertible debtures converted . . . . . .  $(237,500)
--------------------------------------------  ----------
                                              $(475,000)
Convertible debentures - ending balance. . .  $       0
--------------------------------------------  ----------
--------------------------------------------  ----------

Debt discount (Warrants) - beginning balance  $ 475,000
  Amount forfeited . . . . . . . . . . . . .  $(237,500)
  Amount expensed prior year . . . . . . . .  $(125,000)
  Amount expensed current year . . . . . . .  $(267,879)
  Current year - adjustment. . . . . . . . .  $ 155,379
--------------------------------------------  ----------
                                              $(475,000)
--------------------------------------------  ----------
Debt discount (Warrants) - ending balance. .  $       0
--------------------------------------------  ----------
--------------------------------------------  ----------


6.     INCOME  TAXES
Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,190,000 and $1,372,000 as of December 31, 2003 and 2002, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $818,000 in 2003 from $1,372,000 at December 31, 2002 to $2,190,000 at December
31,  2003.

At December 31, 2003, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $4,229,589 and $1,846,945, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California has suspended the utilization of net operating loss for 2002 and 2003.

A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:



  Years Ended December 31,. . . . . . . . . .   2003   2002
---------------------------------------------   -----  -----
  Statutory U.S. federal rate . . . . . . . .    34%    34%
---------------------------------------------   -----  -----
  State income taxes - net of federal benefit
  Net operating loss for which no tax             5%     5%
   Benefit is currently available . . . . . .   (39%)  (39%)
--------------------------------------------    -----  -----


The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:




  December 31,. . . . . . . . . . . . .         2003          2002
---------------------------------------  ------------  ------------
  Deferred tax assets:
---------------------------------------
   Loss carryforwards . . . . . . . . .  $ 1,588,000   $ 1,262,000
   Deferred gain on sale of building         435,000             -
   Temporary differences. . . . . . . .      127,000       100,000
   Research and development credits . .       40,000        10,000
  Gross deferred tax assets . . . . . .    2,190,000     1,372,000
---------------------------------------  ------------  ------------

  Valuation allowance . . . . . . . . .   (2,190,000)   (1,372,000)
                                         $         -   $         -
                                         ------------  ------------





7.     EMPLOYEE  BENEFIT  PLAN

(a)     Profit  sharing  401(k)  plan

During 1997, the Company adopted a 401(k) retirement savings plan for its employees, which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation. The Company may elect to make a matching contribution. The total Company contribution and participant salary reduction may not exceed 25% of the compensation of eligible participants. During 2003 and 2002, the Company did not contribute to the Plan.

(b)     Incentive  stock  option  and  employee  stock  purchase  plans

At its 1999 Annual Stockholder Meeting, the shareholders adopted an Incentive Employee Stock Option Plan under which its Board of Directors may grant its employees, directors and affiliates Incentive Stock Options, Supplemental Stock Options and other forms of stock-based compensation, including bonuses or stock purchase rights. Incentive Stock Options, which provide for preferential tax treatment, are only available to employees, including officers and affiliates, and may not be issued to non-employee directors. The exercise price of the Incentive Stock Options must be 100% of the fair market value of the stock on the date the option is granted. Pursuant to our plan, the exercise price for the Supplemental Stock Options will not be less than 85% of the fair market value of the stock on the date the option is granted. The Company is required to reserve an amount of common shares equal to the number of shares, which may be purchased as a result of awards made under the Plan at any time.

At the 2000 Annual Stockholder Meeting, the shareholders approved an amendment to the Stock Option Plan of 1999, increasing the number of shares eligible for issuance under the Plan to 30% of the then outstanding common stock and allowing the Board of Directors to make annual adjustments to the Plan to maintain a 30% ratio to outstanding common stock at each annual meeting of the Board of Directors. The Board, at its annual meetings in 2002 and 2003, made no adjustment, as a determination was made that the number of shares then available under the Plan was sufficient to meet the Company's needs. As of December 31, 2003, 4,184,698 shares were authorized for issuance under the Plan, 3,124,807 of which are currently subject to outstanding options and awards. The Stock Option Plan of 1999 was registered with the U.S. Securities & Exchange Commission on Form S-8.

During 2003, the Company issued non-statutory options to purchase 140,000 shares to its independent directors for attendance at its 2003 Board of Directors meetings. In addition to the Stock Option Plan of 1999, its shareholders adopted the 1999 Employee Stock Purchase Plan with 1,000,000 shares reserved under the plan and authorized its Board of Directors to make twelve consecutive offerings of our common stock to its employees. The 1999 Employee Stock Purchase Plan has been instituted and the first employees enrolled in the plan in August 2003. The first shares of common stock were issued under the Plan in February 2004. The exercise price for the Stock Purchase Plan will not be less than 85% of the fair market value of the stock on the date the stock is purchased. During 2003 employees contributed $5,498 to the employee stock purchase plan; however, no shares were issued under the plan as of December 31, 2003.


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

(b)     Common  stock

On October 22, 1997, PDGI issued 8,245,000 of its $.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC, a Nevada corporation. Upon the acquisition of the SpaceDev stock, SpaceDev was merged into PDGI and, on December 17, 1997, the name of the Company was changed to SPACEDEV, INC. On November 4, 1997, these common shares were exchanged for 82,450 shares of convertible preferred stock. See Note 8(a). On May 11, 1999, the Company issued 8,245,000 shares of common stock upon the conversion of the preferred shares.

During 2003 and 2002, the Company issued 7,500 and 7,000, shares of its common stock for employee awards and services and for summer & student interns and recorded expenses of $9,170 and $2,900, respectively. The fair value of the shares issued was calculated using the closing price on the date of issuance.

During 2002, the Company recovered 500,000 shares of stock for a credit of $455,000 during 2002 pursuant to an arbitration award issued against EMC
Holdings, Inc. The Company recorded the credit during 2002 to offset the expense that was recorded during 2001. On June 18, 2001, SpaceDev entered into a relationship with two individuals (doing business as EMC Holdings Corporation ("EMC")) whereby EMC was to provide certain consulting and advisory services to the Company. EMC received the first installment of 500,000 shares of common stock on June 26, 2001. Total expense for the initial stock issuance through September 30, 2001 was $455,000. Pursuant to a demand for arbitration filed on November 7, 2001, the Company sought the return of all or a portion of the shares issued to EMC. EMC filed its own claim with the American Arbitration Association on November 13, 2001, alleging that the Company owed EMC $118,000 in fees, plus damages to be proven at arbitration.

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

Because collection of the attorney and arbitration fees award is not assured, the Company has expensed all of its fees related to this matter, any recovery of the fees will be recorded as income in the period they are received; however, at this time, the Company does not expect any recovery, and in June 2003, the Company ceased efforts to recover the awarded fees, as it was determined that the cost to pursue collection exceeded the likelihood of collection. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. Because the original expense was not recorded as an extraordinary item, the reversal of the expense did not qualify as an extraordinary item.

In connection with the signing of the agreement, the Company's majority shareholder issued 50,000 shares of common stock to EMC with a fair value of approximately $45,000. The shares were recorded as a contribution of capital and additional expense related to the EMC agreement in accordance with the SEC's Staff Accounting Bulletin number 79.

In June 2003, the Company ceased its efforts to recover the awarded fees, as it determined the cost to pursue collection exceeded the likelihood of collection.

On November 5, 2000, the Company commenced a private placement offering (PPO) for a maximum of 1,000,000 shares of the Company's $0.0001 par value common stock and warrants to purchase an additional 1,000,000 shares of common stock (the "Units"). The offering price of the Unit(s) was the five-day average of the bid and ask price for the Company's common stock on the date of issuance, with a minimum per Unit price of $1.00. The warrants allowed the holder to acquire additional shares at $0.50 above the offering price of the shares. The Company sold to one related-party investor under these terms.

On March 2, 2001, the PPO price was amended to the average of the high bid prices on the date of issuance and four preceding days, with no minimum per share price, and the warrants were amended to allow the holder to acquire additional shares at the Unit price.

The  Company  sold  153,060  Units  under  the  PPO  during  2002  for  $75,000.

On January 16, 2003 and February 14, 2003, pursuant to an extension of the PPO, the Company sold 665,188 and 196,079 Units, respectively. The Company received approximately $326,000 and $100,000, respectively, for the Units sold under the PPO during the first quarter 2003. The PPO was subsequently closed.

(c)     Warrants

Concurrent with the issuance of the convertible debentures from October 2002 through November 2002, the Company issued to subscribers warrants to purchase up to 1,229,705 shares of the Company's common stock. On September 5, 2003, the Company repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. As a condition of the partial repayment, the note holders were required to relinquish one-half of the previously issued warrants reducing the total warrants issued under the convertible debt program to 614,853. These warrants are exercisable for three
(3) years from the date of issuance at the initial exercise price, which is equal to the 20-day average asking price less 10% established when the notes were issued. Upon issuance the warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. As of December 31, 2003, the Company had other warrants outstanding issued as part of its private placement that allow the holders to purchase up to 2,285,931 shares of common stock at prices between $0.37 and $1.05 per share. The warrants may be exercised any time within three (3) and five (5) years of issuance.

(d)     Stock  options

On November 21, 1997, the Company entered into a five (5) year employment agreement with its CEO. As part of the employment agreement, the Company granted options to the CEO to purchase up to 2,500,000 shares of the Company's $.0001 par value restricted common stock.

The options are subject to the following vesting conditions, which were amended on January 21, 2000, with an option for the board to award an additional 1,500,000 options at a later date, the exercise prices set forth:

All  options  expire  ten  (10)  years  from  date  of  amendment.



                                                                                                    Exercise
                  Number                                                                            price per
                  Of shares         Vesting Conditions                                              share
                  -------           ----------------------------------------------------------     -------------------
Granted Options:
                  500,000. . . . .  Currently vested                                               $              1.00
                  500,000. . . . .  Obtaining $6,500,000 additional equity capital                 $              1.50
                  500,000. . . . .  Financing and executing a definitive space launch agreement    $              2.00
                  500,000. . . . .  Launching of first lunar or deep-space mission                 $              2.50
                  500,000. . . . .  Successful completion of first lunar or deep-space mission     $              3.00
Options to be Granted upon the Occurrence of Certain Events:
                  250,000. . . . .  Upon the Company market capitalization reading $250 million    $              5.00
                  500,000. . . . .  Upon the Company market capitalization reading $500 million    $             10.00
                  750,000. . . . .  Upon the Company market capitalization reading $1 billion      $             20.00
                  -------           ----------------------------------------------------------     -------------------

In accordance with APB 25, the Company recognized $500,000 of compensation expense and $250,000 of deferred compensation in 1997. The options granted to the CEO are subject to vesting conditions and have exercise prices between $1.00 and $3.00 per share.

On August 27, 2001, as part of an annual review process, an additional 10,000 options were granted to the CEO at the exercise price of $0.9469 per share with a set vesting schedule of 3,333 shares per year after issuance with the third year having 3,334 options vest. These options expire five years from grant date.

The following summarizes stock option activity related to all of the option plan and employee compensation agreements:



                                                    Weighted
                                Options              Average
                              Outstanding    Exercise Prices
                              ------------  ----------------
Balance at January 1, 2002 .    4,360,162              1.67
Granted. . . . . . . . . . .    1,386,110              0.50
Exercised. . . . . . . . . .            0                 -
Expired. . . . . . . . . . .     (297,500)             0.88
----------------------------  ------------  ----------------

Balance at December 31, 2002    5,448,772              0.91
Granted. . . . . . . . . . .    1,219,615              0.76
Exercised. . . . . . . . . .      (37,000)            (0.53)
Expired. . . . . . . . . . .   (1,006,580)            (0.52)
----------------------------  ------------  ----------------

Balance at December 31, 2003    5,624,807              1.39
----------------------------  ------------  ----------------

The weighted average fair value of options granted to employees under the plan during 2003 and 2002 was $0.76 and $0.50, respectively. At December 31, 2003 and 2002, there were 2,266,520 and 2,064,716 options exercisable at a weighted average exercise price of $1.05 and $0.42 per share, respectively. The weighted average remaining life of outstanding options under the plan at December 31, 2003 was 4.78 years.




                                        Weighted-Average                          Weighted-
                                     Remaining Contractual                         Average
Range of           Number of            Life of Shares           Number of       Exercisable
Exercise         Outstanding             Outstanding            Exercisable        Price
Price
----------  ----------------  -------------------------  -----------------  ----------------
0.42-0.99          1,511,954                       4.34            552,001         0.61
1.00-1.99.         2,610,631                       4.02          1,712,297         1.19
2.00-2.99.         1,002,222                       6.54              2,222         2.25
3.00-3.50.           500,000                       6.54                  -            -
                   5,624,807                       4.78          2,266,520  $      1.05
----------  ----------------  -------------------------  -----------------  ----------------

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2003 and 2002 using the minimum value method as prescribed by SFAS No. 123. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%; expected volatility of 117% and the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

9.     COMMITMENTS  AND  CONTINGENCIES
(a)     Capital  leases
The Company leases certain equipment under non-cancelable capital leases, which are included in fixed assets as follows:





December 31,. . . . . . . . .       2003       2002
-----------------------------  ----------  ---------
Computer equipment. . . . . .  $ 155,802   $145,365
Less accumulated depreciation   (106,562)   (76,161)
                               ----------  ---------
                               $  49,240   $ 69,204
                               ----------  ---------

Future  minimum  lease  payments  are  as  follows:




Year Ending December 31, 2003
2004. . . . . . . . . . . . . . . . . .  $ 11,665
2005. . . . . . . . . . . . . . . . . .  $  4,425
2006. . . . . . . . . . . . . . . . . .  $  1,526
2007. . . . . . . . . . . . . . . . . .  $      -
Thereafter. . . . . . . . . . . . . . .  $      -
---------------------------------------  ---------
Total minimum lease payments. . . . . .  $ 17,616
Amount representing interest. . . . . .  $  2,031
---------------------------------------  ---------
Present value of minimum lease payments  $ 15,585

Total obligation. . . . . . . . . . . .  $ 15,585
Less current portion. . . . . . . . . .  $(10,332)
---------------------------------------  ---------
Long-term portion . . . . . . . . . . .  $  5,253
---------------------------------------  ---------

(b)     Other  accrued  liabilities
During 2003, the Company accrued expenses in connection with current projects and commitments. The total of these accruals were $248,530 as of December 31, 2003.

In November 2002, the Company entered an agreement to sell its interest in its only facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064. The fees that were incurred for the sale of the building were $121,311 and recorded as other accrued liabilities. The fees include broker fees, escrow and title fees and property taxes.

(c)     Building  lease

In conjunction with the sale of its only facility, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten (10) years (see Note 2). The base rent is $25,678 per month and will increase by 3.5% per year. Mr. Benson provided a guarantee for the leaseback.

10.     CONCENTRATIONS  AND  CONTINGENCIES

(a)     Credit  risk

The Company maintains cash balances at various financial institutions primarily located in San Diego, California and New York, New York. The accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts.

(b)     Customer

During 2002, the Company had a major customer that accounted for sales of approximately $1,727,000 or 51% of consolidated revenue. Sales from this customer were approximately $346,000 and the contract with this customer was successfully completed during 2003. During 2003, the Company had three major customers that accounted for sales of approximately $1,782,600 or 60% of consolidated revenue. At December 31, 2003 and 2002, the amount receivable from these customers was approximately $160,200 and $50,000, respectively.

(c)     Contract

In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory at UCB worth as of December 31, 2002 approximately $7.2 million, including two change orders worth approximately $412,000 June 12, 2002 and October 7, 2002. This contract represented 51% of the Company's revenue in 2002. The contract concluded on December 31, 2003.

11.     SUBSEQUENT  EVENTS

On March 31, 2004, the Company was awarded a $43,362,271, five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract to conduct a micro satellite distributed sensing experiment, an option for a laser communications experiment, and other micro satellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach. The total five-year contract has a ceiling amount of $43,362,271. The principal place of performance will be Poway, California. The Company expects to complete the work under the contract before February 2009. Government contract funds will not expire at the end of the current government fiscal year. The micro satellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance micro satellites to support national missile defense. The milestone-based, multiyear, multiphase contract has an effective start date of March 1, 2004. The first phase is expected to be completed this year and will result in detailed mission and microsat designs. The estimated first phase revenue is $1.1 million. The overall contract calls for the Company to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying microsats to be networked on-orbit with high speed laser communications technology. The second phase is anticipated to begin September 1, 2004 and run through 2005.

On March 31, 2004, the Company negotiated an amendment to its Secured Convertible Note dated June 3, 2003 with the Laurus Master Fund to add a fixed conversion price at $0.85 per share for the next $500,000 converted under the revolving credit facility after the initial $1 million conversion. In exchange for the amendment, Laurus granted the Company a six-month waiver to utilize the full revolving credit facility in advance of eligible accounts. At December 31, 2003, Laurus had converted 415,000 shares under the revolving credit facility, which represented approximately $228,000 of debt converted to equity.