Form 10QSB
period 2004-03-31
SPACEDEV INC
filed 2004-05-11
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2004

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.   Yes:  X   No:
                ----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,813,704 shares of Issuer's voting common stock were outstanding on April 26, 2004.

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2004
INDEX     PAGE
-----     ----
PART  I   FINANCIAL  INFORMATION                                               1
--------------------------------------------------------------------------------
ITEM  1.     FINANCIAL  STATEMENTS                                             1
--------     -------------------------------------------------------------------
Consolidated  Balance  Sheets                                                  1
--------------------------------------------------------------------------------
Consolidated  Balance  Sheets                                                  2
--------------------------------------------------------------------------------
Consolidated  Statements  of  Operations                                       3
--------------------------------------------------------------------------------
Consolidated  Statements  of  Cash  Flows                                      4
--------------------------------------------------------------------------------
Notes  to  Consolidated  Financial  Statements                                 6
--------------------------------------------------------------------------------
ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS                                                       13
--------------------------------------------------------------------------------
ITEM  3.  CONTROLS  AND  PROCEDURES                                           24
--------------------------------------------------------------------------------
PART  II  OTHER  INFORMATION                                                  25
--------------------------------------------------------------------------------
ITEM  1.     LEGAL  PROCEEDINGS                                               25
--------     -------------------------------------------------------------------
ITEM  2.     CHANGES  IN  SECURITIES                                          25
--------     -------------------------------------------------------------------
ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES                               27
--------     -------------------------------------------------------------------
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      28
--------     -------------------------------------------------------------------
ITEM  5.     OTHER  INFORMATION                                               28
--------     -------------------------------------------------------------------
ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                            28
--------     -------------------------------------------------------------------
SIGNATURES                                                                    29
--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


At March 31, . . . . . . . . . . . . . . . . . . . . . .        2004      2003
--------------------------------------------------------  ----------  --------

 ASSETS

 CURRENT ASSETS
      Cash . . . . . . . . . . . . . . . . . . . . . . .  $  981,898  $210,856
      Accounts receivable. . . . . . . . . . . . . . . .     296,980   220,841
      Work in Progress . . . . . . . . . . . . . . . . .     135,988         -
      Costs in excess of billings and estimated earnings           -   253,819
      Inventory. . . . . . . . . . . . . . . . . . . . .       8,142         -
--------------------------------------------------------  ----------  --------
 Total current assets. . . . . . . . . . . . . . . . . .   1,423,008   685,516

 FIXED ASSETS - NET. . . . . . . . . . . . . . . . . . .     129,598   131,475

 CAPITALIZED SOFTWARE  COSTS . . . . . . . . . . . . . .           -    69,005

 OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . .      43,223    31,536
--------------------------------------------------------  ----------  --------
                                                          $1,595,829  $917,532
--------------------------------------------------------  ----------  --------
--------------------------------------------------------  ----------  --------

The accompanying notes are an integral part of these consolidated financial statements.

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


 At March 31,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2004           2003
------------------------------------------------------------------------  ------------  -------------
 LIABILITIES AND STOCKHOLDERSDEFICIT

 CURRENT LIABILITIES
      Current portion of notes payable . . . . . . . . . . . . . . . . .       37,961   $     55,392
      Current portion of capitalized lease obligations . . . . . . . . .        7,012         28,382
      Note payable - related party (Note 3(b)) . . . . . . . . . . . . .       80,000         80,000
      Convertible debt notes payable (Note 4). . . . . . . . . . . . . .            -        229,955
      Accounts payable and accrued expenses. . . . . . . . . . . . . . .      254,352        321,911
      Accrued payroll, vacation and related taxes. . . . . . . . . . . .      153,913        111,489
      Customer deposits and deferred revenue . . . . . . . . . . . . . .            -        124,765
      Provision for anticipated loss (Note 2). . . . . . . . . . . . . .            -          5,173
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .            -         40,000
      Revolving credit facility (Note 3(c)). . . . . . . . . . . . . . .    1,001,043              -
      Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .      183,071              -
------------------------------------------------------------------------  ------------  -------------

 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .    1,717,352        997,067

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(A)). . . . . . . . . . .       37,130         76,552

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES. . . . . . . . .        4,369          3,979

 NOTE PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES . . . . . . . . .      500,113        528,364

 DEFERRED GAIN - ON BUILDING SALE (NOTE 3(A)). . . . . . . . . . . . . .    1,035,903      1,153,175

 DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,000          5,000

------------------------------------------------------------------------  ------------  -------------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,299,867      2,764,137
------------------------------------------------------------------------  ------------  -------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERSDEFICIT
      Convertible preferred stock, $.0001 par value, 10,000,000 shares
           authorized no shares issued or outstanding. . . . . . . . . .            -              -
      Common stock, $.0001 par value; 50,000,000 shares authorized, and
           17,023,704 and 15,338,907 shares issued and outstanding,
           respectively. . . . . . . . . . . . . . . . . . . . . . . . .        1,702          1,533
      Additional paid-in capital (Note 5). . . . . . . . . . . . . . . .   10,054,585      8,728,659
      Additional paid-in capital - stock options . . . . . . . . . . . .      750,000        750,000
      Deferred compensation. . . . . . . . . . . . . . . . . . . . . . .     (250,000)      (250,000)
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .  (12,260,325)   (11,076,797)
------------------------------------------------------------------------  ------------  -------------
 TOTAL STOCKHOLDERSDEFICIT . . . . . . . . . . . . . . . . . . . . . . .   (1,704,038)    (1,846,605)
------------------------------------------------------------------------  ------------  -------------
                                                                            1,595,829        917,532
------------------------------------------------------------------------  ------------  -------------
------------------------------------------------------------------------  ------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

 At March 31,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2004           2003
------------------------------------------------------------------------  ------------  -------------
 LIABILITIES AND STOCKHOLDERSDEFICIT

 CURRENT LIABILITIES
      Current portion of notes payable . . . . . . . . . . . . . . . . .       37,961   $     55,392
      Current portion of capitalized lease obligations . . . . . . . . .        7,012         28,382
      Note payable - related party (Note 3(b)) . . . . . . . . . . . . .       80,000         80,000
      Convertible debt notes payable (Note 4). . . . . . . . . . . . . .            -        229,955
      Accounts payable and accrued expenses. . . . . . . . . . . . . . .      254,352        321,911
      Accrued payroll, vacation and related taxes. . . . . . . . . . . .      153,913        111,489
      Customer deposits and deferred revenue . . . . . . . . . . . . . .            -        124,765
      Provision for anticipated loss (Note 2). . . . . . . . . . . . . .            -          5,173
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .            -         40,000
      Revolving credit facility (Note 3(c)). . . . . . . . . . . . . . .    1,001,043              -
      Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .      183,071              -
------------------------------------------------------------------------  ------------  -------------
 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .    1,717,352        997,067

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(A)). . . . . . . . . . .       37,130         76,552

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES. . . . . . . . .        4,369          3,979

 NOTE PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES . . . . . . . . .      500,113        528,364

 DEFERRED GAIN - ON BUILDING SALE (NOTE 3(A)). . . . . . . . . . . . . .    1,035,903      1,153,175

 DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,000          5,000
------------------------------------------------------------------------  ------------  ------------
 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,299,867      2,764,137
------------------------------------------------------------------------  ------------  -------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERSDEFICIT
      Convertible preferred stock, $.0001 par value, 10,000,000 shares
           authorized no shares issued or outstanding. . . . . . . . . .            -              -
      Common stock, $.0001 par value; 50,000,000 shares authorized, and
           17,023,704 and 15,338,907 shares issued and outstanding,
           respectively. . . . . . . . . . . . . . . . . . . . . . . . .        1,702          1,533
      Additional paid-in capital (Note 5). . . . . . . . . . . . . . . .   10,054,585      8,728,659
      Additional paid-in capital - stock options . . . . . . . . . . . .      750,000        750,000
      Deferred compensation. . . . . . . . . . . . . . . . . . . . . . .     (250,000)      (250,000)
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .  (12,260,325)   (11,076,797)
------------------------------------------------------------------------  ------------  -------------
 TOTAL STOCKHOLDERSDEFICIT . . . . . . . . . . . . . . . . . . . . . . .   (1,704,038)    (1,846,605)
------------------------------------------------------------------------  ------------  -------------
                                                                            1,595,829        917,532
------------------------------------------------------------------------  ------------  -------------
------------------------------------------------------------------------  ------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


 Three-Months Ending March 31,. . . . . . . . . . . . . . . . .       2004          2003
---------------------------------------------------------------  ----------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(442,549)  $  (505,087)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization. . . . . . . . . . . .     15,954        57,696
           Gain on on building sale . . . . . . . . . . . . . .    (29,318)      (19,545)
           Non-cash interest expense - convertible debt program          -       100,455
           Non-cash loan fees . . . . . . . . . . . . . . . . .    464,000             -
           Change in operating assets and liabilities:. . . . .   (168,910)     (364,573)
---------------------------------------------------------------  ----------  ------------
 NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . .   (160,823)     (731,054)
---------------------------------------------------------------  ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the sale of building. . . . . . . . . . . .          -     3,150,124
      Purchases of fixed assets . . . . . . . . . . . . . . . .     (8,020)       (3,100)
---------------------------------------------------------------  ----------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES . . . . . .     (8,020)    3,147,024
---------------------------------------------------------------  ----------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Principle payments on notes payable . . . . . . . . . . .    (12,500)   (2,509,853)
      Principal payments on capitalized lease obligations . . .     (4,204)       (8,853)
      Payments on notes payable - related party . . . . . . . .    (20,000)     (139,998)
      Proceeds from issuance of common stock. . . . . . . . . .     72,139       425,942
      Proceeds from revolving credit facility . . . . . . . . .    523,300             -
---------------------------------------------------------------  ----------  ------------
---------------------------------------------------------------  ----------  ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . .    558,735    (2,232,762)
---------------------------------------------------------------  ----------  ------------
 Net increase in cash . . . . . . . . . . . . . . . . . . . . .    389,892       183,208
---------------------------------------------------------------  ----------  ------------
 CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . .    592,006        27,648
---------------------------------------------------------------  ----------  ------------
 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . .  $ 981,898   $   210,856
---------------------------------------------------------------  ----------  ------------
---------------------------------------------------------------  ----------  ------------


The accompanying notes are an integral part of these consolidated financial statements.

                          SPACEDEV, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                  (UNAUDITED)


 Three-Months Ending March 31,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2004    2003
---------------------------------------------------------------------------------------------------------  -------  ------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $14,946  $8,157
---------------------------------------------------------------------------------------------------------  -------  ------

 NONCASH INVESTING AND FINANCING ACTIVITIES:

 During the three-months ending March 31, 2004 the Company issued 500,000 shares of its common stock to the Laurus Master Fund from conversions under its revolving credit facility, thereby realizing a corresponding reduction in current liabilities of approximately $275,000.  The Company recorded additional non-cash loan fees of approximately $439,000 and charged these fees to expense.

 During the three-months ending March 31, 2004, the Company issued 70,035 shares of its common stock upon conversion of from employee stock options for $40,700 in cash.

 During the three-months ending March 31, 2004, the Company issued 7,076 shares of its common stock from the Company's Employee Stock Purchase Plan for approximately $6,400 in cash.


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS  OF  PRESENTATION

The accompanying consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiary,
SpaceDev Oklahoma. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 6, 2004 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three-months ending March 31, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2004 or any future period, and the Company makes no representations related thereto.

As of March 31, 2004, management continues the opinion that the Company's auditors, PKF, expressed in their formal auditors' opinion dated February 11, 2004 (except for Note 11 as to which the date is April 5, 2004), that in their opinion, based on their audit, the Company's consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2003, and the consolidated results of the Company's operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements as of March 31, 2004 have been prepared assuming the Company will continue as a going concern. During the first three-months of 2004, the Company had a working capital deficit of $294,344 and incurred a net loss of $442,549 as compared to a working capital deficit of $305,551 and a net loss of $505,087 for the same three-month period in 2003. On March 31, 2004, the Company was awarded a $43,362,271 contract from the Missile Defense Agency. Management still intends to obtain new commercial and government contracts, continue to utilize (and possibly expand) its revolving credit facility and possibly raise some additional debt or equity capital in a public or private offering or fund-raising effort. There can be no assurance that existing contracts will be completed successfully or that new contracts or additional debt or equity financing that may be needed to fund operations will be available or, if available, obtained in sufficient amounts necessary to meet the Company's needs. Management does believe that, if current contracts remain on schedule and are funded as expected, they will be sufficient to fund the Company through 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

Beginning in the second quarter of 2002, the Company's capitalized software costs were amortized over their estimated useful lives using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144. During the three-months ended March 31, 2003, these capitalized software costs were $34,503 leaving a balance of $69,005, which was fully amortized in 2003.

2.       REVENUE  RECOGNITION

The Company's revenues for the three-months ended March 31, 2004 were derived primarily from United States government cost plus fixed fee (CPFF) contracts compared to a predominance of fixed price contracts for the same three-months in 2003. Revenues from the CPFF contracts during the first three-months of 2004 were recognized as expenses were incurred compared to revenues from fixed price contracts for the same period in 2003, which were recognized using the percentage-of-completion method. Estimated contract profits are taken into earnings in proportion to revenues recorded. Revenues under certain long-term fixed price contracts, which provide for the delivery of minimal quantities or require significant amounts of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where revenues and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Time and material revenues are recognized as services are preformed and costs incurred. Losses on contracts are recognized when estimated costs are reasonably determined. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis depending on the terms and conditions of the specific contract. Time and material revenues are recognized as services are performed and costs incurred.

The total amount of costs in excess of billings and estimated earning was $253,819 at March 31, 2003. There were no costs in excess of billing at March 31, 2004. Costs in excess of billings and estimated earning occur when costs incurred on projects exceed the allowed amount billed to the customer at that time and are booked as a temporary asset on the balance sheet.

Deferred revenue represents amounts collected from customers for projects, products or services to be provided at a future date.

In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory at the University of California at Berkeley ("UCB") worth, as of December 31, 2002, approximately $7.4 million, including change orders worth approximately $514,000. This contract represented 14% of the Company's revenues for the year ending December 31, 2003. The contract concluded on December 31, 2003. CHIPSat continues to operate and UCB decided to extend the mission. On February 25, 2004, a new time and materials purchase order arrangement was initiated between the University of California at Berkeley and the Company.

3.     NOTES  PAYABLE

a)     Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten
(10) years ending in January 2013. As of March 31, 2004, the deferred gain was $1,035,903. This amortization will be included in the Company's occupancy and facility expense and totaled $29,318 and $19,545 for the three-months ending March 31, 2004 and 2003, respectively.

Deferred  Gain  consisted  of  the  following:


Three-Months Ending March 31, 2004
                                    -----------
Original Deferred Gain . . . . . .  $1,172,720
Less Amortization 2003 . . . . . .    (107,499)
Less Amortization 2004 . . . . . .     (29,318)
                                    $1,035,903
                                    -----------

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At March 31, 2004 and 2003, the outstanding balances on these notes were $75,091 and $131,944, respectively, with interest expense for the three-months ending March 31, 2004 and 2003 of $977 and $1,394, respectively.

Future  minimum  principal  payments  on  settlement  notes  are  as  follows:


Period Ended March 31,
----------------------  -------
2004 . . . . . . . . .  $37,961
2005 . . . . . . . . .   37,130
2006 . . . . . . . . .        0
Total Settlement Notes  $75,091
----------------------  -------

b)     Related  Parties

The Company has a note payable to the CEO. At March 31, 2004 and 2003, the balances were $580,113 and $608,364, respectively, with accrued interest or interest accruing at 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%. The Company is currently making principle only payments on the note, with interest payments accruing and paid at the end of the note.

Future minimum principal payments on note payable, related parties are as follows:


Period Ending March 31,
------------------------  --------
2004 . . . . . . . . . . $  80,000
2005 . . . . . . . . . .    80,000
2006 . . . . . . . . . .    80,000
2007 . . . . . . . . . .    80,000
2008 . . . . . . . . . .    80,000
Thereafter . . . . . . .   180,113
------------------------  --------
                          $580,113
------------------------  --------

Interest expense on this note was $14,593 and $9,866 for the three-months ended March 31, 2004 and 2003, respectively.

c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus Master Fund, Ltd. ("Laurus"), which were filed on Form 8-K dated June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets. The net proceeds from the Convertible Note are used for general working capital needs. Advances on the Convertible Note may be repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Note carries an interest rate of WSJ Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Approximately $1,700 in interest and $2,100 in fees were accrued under the revolving credit facility in the first quarter of 2004. The outstanding balance on the revolving credit facility at March 31, 2004 was $1,001,043.

The Company filed Form SB-2 on July 25, 2003 in connection with this transaction. The shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003. Once the market price exceeded 118% of the fixed conversion price, which occurred on or about July 21, 2003, the Company obtained the ability to pay amounts outstanding under the revolving credit facility in cash or shares of its common stock at the fixed conversion price of $0.55 per share on the first $1 million of principal.

The Convertible Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, on any outstanding balance at the time, the Convertible Note is convertible into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the agreements). The agreement was modified on March 31, 2004 to provide for a six-month waiver to us and a fixed conversion price to Laurus of $0.85 per share on the first $500,000 after the first $1 million. Thereafter, the fixed conversion price will be adjusted after conversion of the first $1.5 million to 103% of the then fair market value of our common stock ("Adjusted Fixed Conversion Price").

Laurus converted 500,000 shares to reduce the debt we owed by $275,000 for the three-months ending March 31, 2004. Laurus converted a total of 915,000 shares to reduce the debt by $503,250 since the inception of the revolving credit facility. For the three-months ending March 31, 2004, the Company expensed $464,000 for the non-cash loan fee expense based on the fair market value of the stock when Laurus converted and approximately $590,000 for the non-cash loan fee expense since the inception of the revolving credit facility. The fair market value used in 2003 was established using a 20% discount to the closing price on the date of conversion based on the restricted and thinly-traded nature of the Company stock in 2003 and the fair market value used in 2004 was established using the closing price on the date of conversion with no discount taken due to the increasing volume of the Company's stock.

Availability of funds under the revolving credit facility will be based on our accounts receivables, except as waivers are provided by Laurus. An initial three (3) month waiver was offered by Laurus, under which Laurus permitted a credit advance up to $300,000, which amount would otherwise have exceeded eligible accounts receivable during the period. Laurus subsequently extended the waiver for two additional six (6) month periods, under which Laurus permitted a credit advance up to $1 million, which amount would otherwise have exceeded eligible accounts receivable during the period. The revolving credit facility is secured by all of the assets of the Company.

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year which was expensed as additional interest expense in 2003. The Company will be required to pay a continuation fee of $10,000 in June 2004 and each year thereafter. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock, as stated herein. The warrant exercise price is computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

In addition to the initial warrant, the Company is obligated to issue an additional five-year warrant to Laurus to purchase one share of common stock at an exercise price equal to 125% of the Adjusted Fixed Conversion Price for every ten dollars ($10) in principal of the Convertible Note converted into common stock if and when over $1 million is converted under the revolving credit facility. The value of the warrant will be determined if and when issued, and will be treated as additional interest expense and will be amortized over the remaining term of the Convertible Note, unless sooner terminated. No more than an aggregate of 100,000 shares of the Company's common stock may be purchased by Laurus under such additional warrants.

The Company may terminate its agreements with Laurus before the end of the initial three year term and Laurus will release its security interests upon payment to Laurus of all obligations, if the Company has: (i) provided Laurus with an executed release of all claims which the Company may have under the agreements; and, (ii) paid to Laurus an early payment fee in an amount equal to
(x) four percent (4%) of the Capital Availability Amount if such payment occurs prior to the first anniversary of the Initial Term (i.e., June 3, 2004); (y) three percent ( 3%) of the Capital Availability Amount if such payment occurs after the first anniversary and prior to the second anniversary of the Initial Term; and, (z) two percent (2%) of the Capital Availability Amount if such payment occurs after the second anniversary and prior to the end of the Initial Term. The early payment fee is also due and payable by the Company to Laurus if the Company terminates its Agreement after the occurrence of an Event of Default, as define in the agreements.

4.     CONVERTIBLE  DEBT  NOTES  PAYABLE

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible debentures to various directors and officers of the Company. The total funding was completed on November 14, 2002. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into the Company's common stock when the notes matured. The maturity on the notes was six (6) months from issue date. On March 25, 2003, an amendment was executed which extended these notes an additional six (6) months. The convertible debentures were exercisable into a number of the Company's common shares at a conversion price that equals the 20-day average ask price less 10%, which was, established when the note was issued, or the initial conversion price.

Concurrent with the issuance of the convertible debentures, the Company issued warrants to purchase up to 1,229,705 shares of the Company's common stock to the subscribers. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price, which is equal to the 20-day average ask price less 10%, which was established when the notes were issued, or the initial conversion price of the notes. Upon issuance, the issued warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount. As a result of the change to the maturity date of the convertible debt, the amortization period for the debt discounts was also extended during the first quarter in 2003.

All debt discounts are to be amortized as additional interest expense over the term of the convertible debenture. As of March 31, 2003, $475,000 was reflected as debt discount of which $100,455 was amortized to non-cash interest expense for the first three-months ending March 31, 2003. Fair market value of the stock was determined by discounting the closing market price on the date of the transaction by 20%, based on the nature of the restricted securities and thinly traded stock.

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

Balances  as  of  March  31,  2004  were:


--------------------------------------------------  ----------       ---------
Convertible debentures - beginning balance . . . .                   $ 475,000
          Total interest expense incurred. . . . .  $  20,236
          Accrued interest paid - 2003 . . . . . .  $ (18,161)
          Accrued interest paid - 2002 . . . . . .  $  (2,075)
          Convertible debtures paid. . . . . . . .  $(237,500)
          Convertible debtures converted to equity  $(237,500)
--------------------------------------------------  ----------       ---------
                                                    $(475,000)
Convertible debentures - ending balance. . . . . .                   $       0
--------------------------------------------------  ----------       ---------
--------------------------------------------------  ----------       ---------
Debt discount (Warrants) - beginning balance . . .                   $ 475,000
          Amount forfeited . . . . . . . . . . . .  $(237,500)
          Amount expensed - 2002 . . . . . . . . .  $(125,000)
          Amount expensed - 2003 . . . . . . . . .  $(267,879)
          2003 - adjustment. . . . . . . . . . . .  $ 155,379
--------------------------------------------------  ----------       ---------
                                                    $(475,000)
Debt discount (Warrants) - ending balance. . . . .                   $       0
--------------------------------------------------  ----------       ---------

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

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending March 31, 2004 and 2003 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility of was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the period ending March 31, 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:



Three-Months Ending March 31,       2004        2003
-----------------------------  ----------  ----------
Net loss:
-----------------------------  ----------  ----------
 As reported. . . . . . . . .  $(442,549)  $(505,087)
 Pro forma. . . . . . . . . .  $(534,614)  $(578,932)
Loss per Share:
-----------------------------  ----------  ----------
 As reported. . . . . . . . .  $    (.03)  $    (.03)
 Pro forma. . . . . . . . . .  $    (.03)  $    (.04)
-----------------------------  ----------  ----------
-----------------------------  ----------  ----------

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that affect the Company during the first quarter 2004. For past pronouncements please refer the company's 10-KSB filed on April 6, 2004.

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

OVERVIEW

We are engaged in the conception, design, development, manufacture, integration and operation of space technology systems, products and services. We are currently focused on the commercial and military development of low cost micro satellites, nano satellites and related subsystems, hybrid rocket propulsion for space, launch and human flight vehicles as well as associated engineering and technical services primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro and nano satellites, hybrid rocket-based launch vehicles, Maneuvering and orbital Transfer Vehicles ("MoTVs") as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our micro satellite and nano satellite products and services in the long-term, the early adopters of this technology appears to be government military agencies and our "products" are considered to be the outcome of specific "projects." We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets and small high performance space vehicles and subsystems for commercial customers.

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

SELECTION  OF  SIGNIFICANT  CONTRACTS

On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a micro satellite distributed sensing experiment, an option for a laser communications experiment, and other micro satellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach. The total five-year contract has a ceiling amount of $43,362,271. The principal place of performance will be Poway, California. We expect to complete the work under the contract before March 2009. Government contract funds will not expire at the end of the current government fiscal year. The micro satellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance micro satellites to support national missile defense. The milestone-based, multiyear, multiphase contract has an effective start date of March 1, 2004. Approximately $62,000 of revenue was accrued for work performed in March 2004 but not invoiced until April 2004 due to the late execution date of the contract. The first phase is expected to be completed this year and will result in detailed mission and microsat designs. The estimated first phase revenue is $1.1 million. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying microsats to be networked on-orbit with high speed laser communications technology. The second phase is anticipated to begin on or before October 1, 2004 and run through 2005.

On October 2, 2003, we were awarded an exclusive, follow-on contract to provide the hybrid rocket motor systems and components for SpaceShipOne. We provide our facilities, resources and a team of launch vehicle and hybrid propulsion engineers and technical personnel in continued support of the SpaceShipOne program. The contract called for us to use our best efforts to satisfy the requirements of the SpaceShipOne program, based on our experience with the prior phases. We are to provide two sets of re-usable flight test hardware, including a bulkhead, commonly known as the SpaceDev bulkhead, machined in the flight configuration, a main oxidizer valve of the current design and associated interfaces and plumbing to the SpaceDev bulkhead, a motor control system, igniter housings, pressure transducers, and thermocouples as required for input to the motor control system. In addition, we will produce and assemble test motors, including but not limited to, all expendable or semi-reusable materials as defined by our baseline design motor. We are also required to provide on-site engineering test support and post-test analysis. Provisions are made in the contract for minimum monthly payments in the event of customer schedule slippage as well as additional levels of support via engineering change orders, if required. The total contract value is estimated at $429,000. Approximately $106,000 of revenue was realized in the three-months ending March 31, 2004, with approximately $63,000 from engineering change orders and the remaining $43,000 from the contract.

Also on July 9, 2003, we were awarded a second contract by the Missile Defense Agency ("MDA") to explore the use of micro-satellites ("microsats") in national missile defense. Our microsats are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study explored fast response microsat launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract was successfully concluded on February 27, 2004. The total contract value was $800,000 with approximately $319,000 of revenue realized in the three-months ending March 31, 2004. The total value of our microsatellite studies for MDA was over $1 million in 2003. This second contract was considered an investigatory phase by MDA.

On July 9, 2003, we were awarded a Phase I Small Business Innovation Research ("SBIR") contract by Air Force Research Lab ("AFRL") to design and begin the development of the SpaceDev Streaker(TM) small launch vehicle ("SLV"). SpaceDev Streaker(TM) will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit ("LEO"). The SpaceDev Streaker(TM) SLV concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract is valued at approximately $100,000, is a fixed price, milestone-based agreement, which should be completed within one year. We believe that this SBIR will move into Phase II valued at approximately $750,000 of carry-forward work for us, plus an additional $750,000 of funds provided by Congress based on discussions with the Air Force Research Laboratory technical personnel. This money will be used to develop and test fire our large Common Core Booster for the SpaceDev Streaker(TM) launch vehicle. We believe that there may be some interest by Congress in providing additional matching funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us. Revenues for the three-months ending March 31, 2004 were approximately $30,000.

On July 9, 2003, we were awarded a Phase I contract to develop micro- and nano-satellite bus and subsystem designs. This AFRL SBIR contract, valued at approximately $100,000, will enable us to explore the further miniaturization of our unique and innovative microsat subsystems. It will also enable us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract is fixed price, milestone-based and should be completed within one year. We believe that this SBIR will move into Phase II valued at approximately $750,000 of carry-forward work for us; however, there can be no assurance that such work will be awarded to us. Revenues for the three-months ending March 31, 2004 were approximately $24,000.

On December 18, 2003, we were awarded a contract by the Defense Advanced Research Projects Agency ("DARPA") for the study of Novel Satcom Microsat Constellation Deployment. The contract is a milestone-based, fixed price contract with total consideration of approximately $200,000. Revenues for the three-months ending March 31, 2004 were approximately $91,000. We expect to either expand this award or obtain new awards under this program; however, there can be no assurance as to whether such work will be awarded to us or, if it is, the amounts or terms of the awards.

On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the AFRL. We received an award for Phase II of the contract on March 28, 2003, and will use the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) are worth up to approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. AFRL Phase II is a cost-plus fixed fee contract. We anticipate that to complete AFRL Phase II, approximately four months of additional time and approximately $240,000 of additional funding will be required. We are currently negotiating with AFRL for the extension of Phase II in order to complete the work, which we anticipate will be granted in the second quarter of 2004. In addition to the Phase I and Phase II awards, there is an option worth approximately $1 million pending initiation. The option has been awarded and work will begin once certain milestones are met to the satisfaction of the AFRL project manager. The additional funding to complete AFRL Phase II may come from the $1 million option; thereby, requiring a reduction in the original scope of the option. Revenues for the three-months ending March 31, 2004 were approximately $412,000 for AFRL Phase II.

In November 1999, we won a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at UCB. We were competitively selected by UCB/SSL to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and only successful mission of NASA's low-cost University-Class Explorer ("UNEX") series to date. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating, and is continuing to work well in orbit after one year. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB, which added approximately $1.2 million to the contract as well as an increase in contract scope. This increased the total contract revenue to approximately $6.8 million and reduced the total expected loss on the contract to approximately $460,000. During 2002, an additional contract modification for approximately $400,000 was signed, which also increased the contract value and increased the scope of the contract to the current value of the CHIPSat project of approximately $7.4 million, thereby increasing the total expected loss to approximately $514,000. In retrospect, some of the CHIPSat expenses creating the loss could have been recorded as research and development costs associated with our ongoing satellite design and development programs. As of December 31, 2003, the total contract costs were expended, mainly as cost of goods sold. The original support contract expired on December 31, 2003. CHIPSat is still operating successfully and providing UCB with new and interesting data. UCB requested to extend the program and we recently negotiated a new time and materials contract in the form of a purchase order with UCB for continuing support of this project. Revenues for the three-months ending March 31, 2004 and 2003 were approximately $12,000 and $112,000, respectively.

RESULTS  OF  OPERATIONS

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

  Three-Months Ending March  31, 2004 -vs.- Three-Months Ending March 31, 2003

During the three-months ending March 31, 2004, we had net sales of approximately $1,015,000 as compared to net sales of approximately $533,000 for the same three-month period in 2003, an increase of over 90%. Sales increased primarily due to the addition and expansion of government contacts such as those for AFRL and MDA, which created new revenue opportunities for us. Revenues in the three-months ending March 31, 2004 were comprised of approximately $412,000 from AFRL Phase II, $319,000 from MDA Phase II, $106,000 from the new exclusive proprietary propulsion contracts (SpaceShipOne), $91,000 from our DARPA contract, $54,000 from the two SBIR contracts listed above, and $33,000 from all other programs. During the same period of 2003, sales were comprised of approximately $237,000 from the SpaceShipOne contract, $157,000 from the MDA project, $112,000 from the CHIPSat program, $20,000 from Phase I of the AFRL project and approximately $7,000 from all other programs.

For the three-months ending March 31, 2004, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $807,500, or 79.6% of net sales, as compared to approximately $462,000 or 86.6% of net sales, during the same period in 2003. The increase in cost of sales was primarily due to higher revenues since the majority of our current contracts are cost plus fixed fee contracts as well as the implementation of stronger cost controls and project monitoring. We continue to focus efforts on developing project management skills and reports to assist in the efficient and effective management of our projects. The gross margin percentage for the three-months ending March 31, 2004 was 20.4% of net sales, an increase of 7% of net sales, as compared to 13.4% of net sales for the same three-month period in 2003.

We experienced a decrease of approximately $240,000 in operating expenses from approximately $435,000, or 81.6% of net sales, for the three-months ending March 31, 2003 to approximately $195,000 or 19.2% of net sales, for the three-months ending March 31, 2004. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses and research and development expenses as well as stock and stock option based compensation expenses. Fluctuations in operating expenses for 2004 from 2003 are primarily attributable to the following:

- Marketing and sales expenses increased during the first three-month of 2004 compared to the same period in 2003. The increase in marketing and sales expense, from approximately $65,000, or 12.2% of net sales, for the three months ending March 31, 2003, to approximately $99,000, or 9.8% of net sales, during the same period in 2004, mainly due to our decision to expand our marketing and sales department.

- Research and development ("R&D") expenses increased during the first three-months of 2004 from no research and development costs in 2003 to approximately $15,000 or 1.5% of net sales for the three-months ending March 31, 2004.

- The decrease of approximately $289,000 in G&A expenses from approximately $370,000 for the three-months ending March 31, 2003 to approximately $81,000 for the same three month period in 2004 was primarily due to software amortization expense of $34,500 during the first quarter of 2003, which is no longer present in 2004 as well as a more appropriate classification of certain expenses into cost of goods sold.

Non-operating expense (income) consists of interest expense, non-cash debt discount expense and deferred gain on the sale of our building, as well as, other loan fees and expenses.

- Interest expense for the three-months ending March 31, 2004 and 2003 was approximately $19,800, or 2.0% of net sales, and $20,400, or 3.8% of net sales, respectively. The slight decrease was due to lower interest rates and a reduction in settlement notes and capital leases. Interest expense is comprised of interest on our note to our CEO, interest on our revolving credit facility/convertible debt and interest on our settlement notes/capital leases. For the three-months ending March 31, 2004 and 2003, interest expense on our note to our CEO was $14,600 and $10,000, respectively. For the three-months ending March 31, 2004 and 2003, interest expense on our revolving credit facility/convertible debt was $4,000 and $2,400, respectively. And interest expense on our settlement notes/capital leases for the three-month period ending March 31, 2004 and 2003 were $1,200 and $8,000, respectively.

- We recognized approximately $29,300 and $19,500 of the deferred gain on the sale of the building during the three-months ending March 31, 2004 and 2003, respectively, and we will continue to amortize the remaining deferred gain of approximately $1,036,000 into non-operating income over the remainder of the lease. In relation to the gain we received on the building, we also accrued an income tax payable expense of $40,000 at March 31, 2003 of which none remained at December 31, 2003. The reduction of the income tax payable was due to a change in estimate based on the loss we experienced during the year.

- During the three-months ending March 31, 2003, we expensed in conjunction with our convertible notes, part of the existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000, of which approximately $100,000 was expensed during the three-months ended March 31, 2003 and paid or converted in September 2003. There was no debt discount for the first three-months of 2004.

- We realized loan fees related to our revolving credit facility and expenses related to the conversion of notes to common stock below fair market value of approximately $464,000 for the three-months ending March 31, 2004. We accrued approximately $4,000 of interest for the three-months ending March 31, 2004. We anticipate additional expenses related to similar note to equity conversions.

During the three-months ending March 31, 2004, we incurred a net loss of approximately $442,500, or 43.6% of net sales, compared to a net loss of approximately $505,000, or 94.8% of net sales, for the same three-month period in 2003. During the three-months ending March 31, 2004, we incurred an EBITDA (earnings before interest taxes depreciation and amortization) of approximately $28,000, or 2.7% of net sales, compared to an EBITDA loss of approximately
<$306,000>,  or  <30.2>  %  of  net sales, for the three-months ending March 31,
2003.

The following table reconciles EBITDA to net loss for the three-months ending March 31, 2004 and 2003, respectively:



FOR THE THREE-MONTHS ENDING. . . . . .  MARCH 31, 2004   March 31, 2003
                                            (UNAUDITED)      (Unaudited)
--------------------------------------  ---------------  ---------------
NET LOSS (INCOME). . . . . . . . . . .        (442,549)        (505,087)
--------------------------------------  ---------------  ---------------

Interest Expense . . . . . . . . . . .          19,788           20,449
Non-Cash Interest exp. (Debt Discount)               -          100,455
Gain on Building Sale. . . . . . . . .         (29,318)         (19,545)
 Loan Fee - Equity Conversion. . . . .         464,000                0
Provision for income taxes . . . . . .               -           40,000
Depreciation and Amortization. . . . .          15,954           57,696
--------------------------------------  ---------------  ---------------
EBITDA . . . . . . . . . . . . . . . .          27,875         (306,032)
--------------------------------------  ---------------  ---------------

EBITDA should not be considered as an alternative to net income or loss (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations). We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern.

LIQUIDITY  AND  CAPITAL  RESOURCES

  CASH POSITION FOR THREE-MONTHS ENDING MARCH 31, 2004 -VS.- THREE-MONTHS ENDING
                                 MARCH 31, 2003

Net cash increased during the three-months ending March 31, 2004 by approximately $390,000, compared to approximately $183,000 for the same three-month period in 2003. Net cash used in operating activities totaled approximately $161,000 for the three-months ending March 31, 2004, a decrease of approximately $570,000 as compared to approximately $731,000 used in operating activities during the same three-month period in 2003, mainly due to the decrease in operating expenses for the first three-months of 2004 compared to the same period in 2003.

Net cash used in investing activities totaled approximately $8,000 for the three-months ending March 31, 2004, compared to $3,147,000 provided by investing activities during the same three-month period in 2003. The decrease in cash provided by investing activities is attributable to the sale of the building on January 31, 2003 and no comparable transaction in 2004.

Net cash provided by financing activities totaled approximately $559,000 for the three-months ending March 31, 2004, which is an increase of approximately $2,792,000 from the approximately $2,233,000 used in financing activities during the same period in 2003. This is primarily attributable to the repayment of notes payable associated with the building sale, advances on our revolving credit facility, conversions under our revolving credit facility, as well as an increase in issuance of common stock from the exercise of stock options and warrants.

At March 31, 2004, our cash, which includes cash reserves and cash available for investment, was approximately $982,000, as compared to approximately $211,000 at March 31, 2003, an increase of approximately $771,000, mainly due to advances on and/or conversions under our revolving credit facility.

As of March 31, 2004, our backlog of funded and non-funded business was approximately $45 million due to the follow-on, five-year contract from MDA for up to $43,362,271. We expect approximately $2 million in revenue from the MDA program in 2004. Although the MDA contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and if continued, that it will generate the amounts anticipated. Backlog for the same three-month period in 2003 was $3.2 million.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,360,000 and $2,190,000 as of March 31, 2004 and December 31, 2003, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $170,000 in 2004 from $2,190,000 at December 31, 2003 to $2,360,000 at March 31,
2004.

At March 31, 2004, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $4,673,000 and $1,847,000, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California has suspended the utilization of net operating loss for 2002 and 2003.

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

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, was published by Financial Accounting Standards Board on December 31, 2002. The effective date of FASB No. 148 is December 15, 2002. SFAS No. 123 prescribes a "fair value" methodology to measure the cost of stock options and other equity awards. Companies may elect either to recognize fair value stock-based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. We have chosen the latter approach. The immediate impact of SFAS No. 148 is more frequent and prominent disclosure of stock-based compensation costs, starting with financial statements for the year ended December 31, 2002 for companies whose fiscal year is the calendar year. SFAS No. 148 also provides some flexibility for the transition, if a company chooses the fair-value cost recognition of employee stock options.

CASH  POSITION  AND  REMOVAL  OF  GOING  CONCERN

As of March 31, 2004, we believe that the opinion our auditors expressed in their formal auditors' opinion dated February 11, 2004 (except for Note 11 as to which the date is April 5, 2004) is still accurate. PKF stated, that in their opinion, based on their audit, our consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2003, and our consolidated results of operations and cash flows for the year then ended are in conformity with accounting principles generally accepted in the United States of America. Our ability to continue as a going concern depends upon our ability to ultimately implement our plan, which includes (but is not limited to) generation of substantial new revenue from MDA by successfully performing under the newly awarded contract and continuing to attract and successfully complete other government and commercial contracts, development of a project management expertise to profitably execute on new business contracts and reduction of the working capital deficit by raising additional capital. We are working with our revolving credit facility provider and investigating the possibility of raising additional capital to further support operations as new contracts and business opportunities materialize. The prospective funding, as well as new business opportunities, can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding or contracts as needed or, if such funding or contracts are available, that we can obtain them on terms favorable to us. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment and industry in which we operate.

On January 31, 2003, we closed escrow on the sale of our facility in Poway, California and entered into a ten-year leaseback. The selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2.4 million. The net proceeds to us for working capital purposes was approximately $636,000.

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

During the three-months ending March 31, 2003, we raised approximately $426,000 from accredited investors by selling 861,267 units of our common stock and common stock purchase warrants under in a private placement offering ("PPO") made under Section 4(2) of the Securities Act of 1933, and Rule 506, to accredited investors only. We subsequently closed the PPO.

We have sustained ourselves over the last few years with a mixture of government and commercial contracts and capital raised in the private market. In particular, we anticipated and received an award for AFRL Phase II on March 28, 2003. AFRL Phase II is a cost-plus contract, which has required us to incur certain costs in advance of regular contract reimbursements from AFRL. Although we have needed a certain amount of cash to fund advance payments on the contract, we have been entitled, as a small business concern, to recover our costs on a weekly basis and we established the Laurus Master Fund revolving credit facility at the end of the second quarter of 2003, in part, to support our advance payment needs. In addition, we anticipated and received the initial investigatory contract from the MDA to explore the use of micro-satellites in national missile defense. On February 29, 2004, we concluded the study to explore a mission with a fast response microsat launch and commissioning; small, low-power passive sensors; formation flying and local area networking within a cluster of microsats; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The purchase order was valued at $800,000 and was a cost plus fixed fee agreement. The final retention payment of approximately $33,000 will be made after the final report is approved by MDA. In anticipation that the new $43,362,271 contract would be awarded to us, we agreed to begin work on the MDA program on March 1, 2004. MDA agreed to make the effective date of the agreement March 1, 2004 and it was awarded to us on March 31, 2004. Our newly awarded $43,362,271 MDA contract is a phased contract and we can give no assurance that the entire contract will be realized by us, even though we have begun work on the next phase and we currently anticipate the successful completion of future phases.

On March 31, 2004, we negotiated an amendment to our Secured Convertible Note dated June 3, 2003 with the Laurus Master Fund to add a fixed conversion price at $0.85 per share for the next $500,000 converted under the revolving credit facility, after the initial $1 million conversion. In exchange for the amendment, Laurus granted us a six-month waiver to utilize the full revolving credit facility in advance of eligible accounts. At March 31, 2004, Laurus had converted 500,000 shares under the revolving credit facility, which represented approximately $275,000 of debt converted to equity.

We realized a small positive cash flow from operations during the fourth quarter of 2003 and first quarter of 2004. We are focusing attention on our EBITDA, as an indicator of our improving financial performance. We expect to continue realizing net losses in 2004, primarily due to non-cash interest expense and other fees related to our revolving credit facility. Therefore, by focusing on EBITDA as one important measure of performance, we can illustrate the improving results of our core business. We recorded EBITDA of approximately $28,000 for the three-month period ending March 31, 2004, compared to a negative EBITDA of $306,000 for the same period in 2003, an improvement of approximately $334,000.

In addition, we are focusing attention on our profits or losses from operations, as an additional indicator of our improving financial performance. Therefore, by focusing on operating results as another important measure, we can monitor the performance of our core business. We recorded a profit from operations of approximately $12,000 in the first quarter of 2004, compared to a loss from operations of $364,000 in the first quarter of 2003. Profits or losses from operations are derived from all expenses excluding interest, taxes, non-cash expenses tied to our revolving credit facility and other non-cash financing activities.

We expect to continue showing a positive trend in cash flow and operating profits in 2004. We anticipate that with the projected increase in revenue and backorders from near term contracts, combined with our fiscally responsible budget and project controls and borrowings under our revolving credit facility, that net positive cash flow from operations will be sufficient to fund both operations and capital expenditures in 2004. There is no assurance, however, that we will achieve or sustain any positive cash flow or profitability now or thereafter.

RECENT  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that affect the Company during the first quarter of 2004. For past pronouncements please refer the company's 10KSB filed on April 6, 2004.

FORWARD-LOOKING  STATEMENTS  AND  RISK  ANALYSIS

During the first three-months of 2004, we submitted two bids for government programs, continued our work with the US Congress to identify directed funding for our programs and are actively working to win several significant commercial programs. We believe that we will win some of these programs, which would enable us to continue to grow and broaden our business base, although there can be no assurance that these contracts will be awarded to us.

To date, we have maintained a mix of government and commercial business. In 2003, we had about 82% government or government-related work. In 2002, we had about 64% government and government-related work. In 2004, we expect the ratio to be about 90% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 70% for the next several years as we increase our government and commercial marketing efforts for both of our product lines. Currently, we are focusing on the domestic U.S. government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, e.g., International Traffic in Arms Regulations ("ITAR"), which may limit our ability to develop market opportunities outside the United States.

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

We believe that we will experience an accelerated growth in sales over the next few years. At this time, over 90% of the forecasted sales for 2004 are under contract or near contract award. There is no guarantee and there can be no assurance that we will win enough new business to achieve our targeted growth projection or to maintain our positive cash flow position. Additionally, there is no guarantee that awarded contracts will not be altered or terminated prior to us recognizing our projected revenue from them. Many contracts have "exit ramps," i.e., provides the customer the right to terminate the contract for any of a variety of reasons, including but not limited to non-performance by us. We do not believe that any of our contracts will be terminated early; however, there can be no assurance that they will not be terminated early in the future. Finally, we do not believe that significant capital expenditures will be required to achieve this increase in sales; however, additional capital will be required to support and sustain our growth.

During the year ended December 31, 2003, we raised approximately $654,000 through a combination of private sales of our stock (approximately $426,000) and conversions on our revolving credit facility (approximately $228,000). During the year ended December 31, 2002, we raised approximately $475,000 from our convertible debt offering, of which $237,500 plus interest was repaid in 2003. To execute our strategy of growing our Company with small, capable, low-cost micro and nano satellites, hybrid propulsion products and new commercial revenue sources, we require additional funding and/or the win of both significant government and commercial programs. We believe investor or customer funding of $5 to $15 million may be required, which could come from a combination of private and/or public equity placements or government and commercial customers. At this time, we do not have any ongoing private or public equity offerings.

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

                          PART II -- OTHER INFORMATION

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

Because collection of the attorney and arbitration fees award is not assured, we expensed all of our fees related to this matter. Any recovery of fees will be recorded as income in the period they are received. The return of the 500,000 shares, as provided in the interim award issued on July 17, 2002, was recorded in the third quarter of 2002 as a reversal of the original expense recorded. See "Results of Operations." In June 2003, we ceased efforts to recover the awarded fees, as it was determined that the cost to pursue collection exceeded the likelihood of collection.

ITEM  2.     CHANGES  IN  SECURITIES

On August 8, 2003, we issued 10,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $5,500 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On August 19, 2003, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 50,000 shares of our common stock to one of our new engineers. These options were issued with an exercise price of $1.00 per share (based on the closing price of our common stock on the date of grant), will vest over five years and will expire on the six-year anniversary date of the date of grant.

On September 1, 2003, we issued warrants to purchase 200,000 shares of common stock to Dian Grisel of the Investor Relations Group ("IRG"), for public and investor relations services. The warrants will vest ratably over one year at an exercise price of $1.05 per share.

On September 23, 2003, we issued 50,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $27,500 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On September 29, 2003, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 50,000 shares of our common stock to one of our new engineers. These options were issued with an exercise price of $0.94 per share (based on the closing price of our common stock on the date of grant), will vest over five years and will expire on the six-year anniversary date of the date of grant.

On October 3, 2003, we issued 55,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $30,250 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On October 14, 2003, we issued 100,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $55,000 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On October 20, 2003, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 50,000 shares of our common stock to one of our new engineers. These options were issued with an exercise price of $1.15 per share (based on the closing price of our common stock on the date of grant), will vest over five years and will expire on the six-year anniversary date of the date of grant.

On November 6, 2003, pursuant to our independent director compensation plan, adopted January 16, 2000, we granted options to purchase 5,000 shares each to Howell M. Estes, III and Scott McClendon and 10,000 shares each to Curt Dean Blake, Robert Walker and Wesley T. Huntress for their attendance and participation at the Board of Directors meeting held on November 6, 2003. These options were issued with an exercise price of $0.94 per share, (based on the closing price of our common stock on the date of grant), will vest over two years and will expire on the five-year anniversary date of the date of grant.

On November 11, 2003, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 30,000 shares of our common stock to one of our new engineers. These options were issued with an exercise price of $0.95 per share (based on the closing price of our common stock on the date of grant), will vest over five years and will expire on the six-year anniversary date of the date of grant.

On December 8, 2003, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 250,000 shares of our common stock to our new vice president of engineering. These options were issued with an exercise price of $1.05 per share (based on the closing price of our common stock on the date of grant), will vest over five years and will expire on the six-year anniversary date of the date of grant.

On  December  11,  2003, we issued 100,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $55,000 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On December 29, 2003, we issued 100,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $55,000 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On January 9, 2004, we issued 300,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $165,000 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On February 23, 2004, we issued 7,076 shares of our common stock pursuant to our
1999  Stock  Purchase  Plan  to  four  employees  enrolled  in  the   plan   for
approximately  $6,400  in  cash.

On March 3, 2004, we issued 200,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $110,000 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

Pursuant to our independent director compensation plan, adopted January 16, 2000 and modified March 25, 2004, we granted options to purchase 5,000 shares each to Curt Dean Blake, Wesley T. Huntress and Scott McClendon for their attendance and participation at the Audit Committee Meeting held on March 23, 2004. These options were issued with an exercise price of $0.92 per share, (based on the closing price of our common stock on the date of grant), will vest over two-years and will expire on the three-year anniversary date of the date of grant.

Pursuant to our independent director compensation plan, adopted January 16, 2000 and modified March 25, 2004, we granted options to purchase 12,000 shares each to Howell M. Estes, III, Wesley T. Huntress and Scott McClendon and 6,000 shares to Curt Dean Blake for their attendance and participation at the Board of Directors meeting held on March 25, 2004. These options were issued with an exercise price of $0.92 per share, (based on the closing price of our common stock on the date of grant), will vest over two years and will expire on the three-year anniversary date of the date of grant.

On March 25, 2004, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 1,104,000 shares of our common stock to employees and officers. These options were issued with an exercise price of $0.92 per share (based on the closing price of our common stock on the date of grant). Options to purchase 781,500 shares of our common stock will vest over five-years in ten semi-annual installments and options to purchase the remaining 322,500 shares will vest based on performance criteria established by the CEO. All options will expire on the six-year anniversary date of the date of grant, unless sooner forfeited, exercised or otherwise terminated.

Also, on March 25, 2004, pursuant to our 1999 Stock Option Plan, we granted options to purchase up to 25,000 shares of our common stock each to Curt Dean Blake, Wesley T. Huntress and Scott McClendon for their previous work, attendance and participation on the Audit Committee.

On April 1, 2004, we issued 250,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $137,500 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On April 20, 2004, we issued 300,000 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $165,000 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

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

On March 25, 2004, our Board of Directors modified our compensation plan for independent directors. Under the modified plan, independent directors will receive options for attending meetings of the Board as follows: each director shall receive an option to purchase 6,000 shares for each telephonic meeting attended and an option to purchase 12,000 shares for each meeting attended in person, with a cap of options on 36,000 shares per year. Our directors will also receive compensation for attending committee meetings as follows: each director shall receive an option to purchase 5,000 shares for each Audit Committee meeting attended, each director shall receive an option to purchase 2,500 shares for each Compensation Committee meeting attended and each director shall receive an option to purchase 2,500 shares for each Nominating/Governance Committee meeting attended, which options shall not be subject to a cap. In addition to the above, independent directors will receive 5,000 options on the date of election or appointment. All such options will be issued pursuant to the Plan at fair market value as of the date of the meeting attended, will vest 50% on the first anniversary date of the date of grant and 50% on the second anniversary date of the date of grant and will expire on the three-year anniversary of the grant date.

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

                                                                 SPACEDEV,  INC.
                                                                      Registrant


Dated:  May  10,  2004                                       /s/ James W. Benson
                                                       -------------------------
                                                               James  W.  Benson
                                                       Chief  Executive  Officer




Dated:  May  10,  2004                                    /s/ Richard B. Slansky
                                                        ------------------------
                                                              Richard B. Slansky
                                                       Chief  Financial  Officer