Form 10QSB/A
period 2004-03-31
SPACEDEV INC
filed 2004-06-07
CIK 1031833

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

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


 Three-Months Ending March 31,                                  2004            %       2003        %
------------------------------------------------------  ------------  -----------  ---------  -------
 NET SALES . . . . . . . . . . . . . . . . . . . . . .  $ 1,014,751        100.0%  $ 532,840   100.0%

 TOTAL COST OF SALES . . . . . . . . . . . . . . . . .      807,523         79.6%    461,610    86.6%

 GROSS MARGIN. . . . . . . . . . . . . . . . . . . . .      207,228         20.4%     71,230    13.4%
------------------------------------------------------  ------------  -----------  ----------  ------

 OPERATING EXPENSES
    Marketing and sales expense. . . . . . . . . . . .       99,151          9.8%     65,042    12.2%
    Research and development . . . . . . . . . . . . .       15,304          1.5%          -     0.0%
    General and administrative . . . . . . . . . . . .       80,852          8.0%    369,916    69.4%
------------------------------------------------------  ------------  -----------  ----------  ------

 TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . .      195,307         19.2%    434,958    81.6%
------------------------------------------------------  ------------  -----------  ----------  ------

 PROFIT (LOSS) FROM OPERATIONS . . . . . . . . . . . .       11,921          1.2%   (363,728)  -68.3%
------------------------------------------------------  ------------  -----------  ----------  ------

 NON-OPERATING EXPENSE (INCOME)
    Interest expense . . . . . . . . . . . . . . . . .       19,788          2.0%     20,449     3.8%
    Non-cash interest expense
      debt discount (Note 5) . . . . . . . . . . . . .            -          0.0%    100,455    18.9%
    Gain on Building Sale (Note 4(a)). . . . . . . . .      (29,318)        -2.9%    (19,545)   -3.7%
    Non-Cash Loan Fee - Equity Conversions (Note 3(c))      464,000         45.7%          -     0.0%
------------------------------------------------------  ------------  -----------  ----------  ------

 TOTAL NON-OPERATING EXPENSE . . . . . . . . . . . . .      454,470         44.8%    101,359    19.0%
------------------------------------------------------  ------------  -----------  ----------  ------

 LOSS BEFORE TAXES . . . . . . . . . . . . . . . . . .     (442,549)       -43.6%   (465,087)  -87.3%

 INCOME TAX PROVISION. . . . . . . . . . . . . . . . .            -          0.0%     40,000     7.5%

 NET LOSS. . . . . . . . . . . . . . . . . . . . . . .  $  (442,549)       -43.6%  $(505,087)  -94.8%
------------------------------------------------------  ------------  -----------  ----------  ------
------------------------------------------------------  ------------  -----------  ----------  ------


 NET LOSS PER SHARE:
      Net loss . . . . . . . . . . . . . . . . . . . .  $     (0.03)                  ($0.03)
------------------------------------------------------  ------------               ----------

      Weighted-Average Shares Outstanding. . . . . . .   16,839,179                15,092,489
------------------------------------------------------  ------------               ----------
------------------------------------------------------  ------------               ----------





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