Form 10QSB
period 2004-06-30
SPACEDEV INC
filed 2004-08-09
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2004

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.   Yes    X  No  ____
                ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,065,623 shares of Issuer's voting common stock were outstanding on August 2, 2004.


                                      PAGE


                                 SPACEDEV, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2004

INDEX                                                                       PAGE
-----                                                                       ----
PART  I  --  FINANCIAL  INFORMATION                                            1
--------------------------------------------------------------------------------
     ITEM  1.  FINANCIAL  STATEMENTS                                           1
     --------  -----------------------------------------------------------------
          Consolidated  Balance  Sheets                                        1
          Consolidated  Balance  Sheets                                        2
          Consolidated  Statements  of  Operations                             3
          Consolidated  Statements  of  Cash  Flows                            4
          Notes  to  Consolidated  Financial  Statements                       6
     ---------------------------------------------------------------------------
     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS  OF  OPERATIONS                                        14
     --------  -----------------------------------------------------------------
     ITEM  3.  CONTROLS  AND  PROCEDURES                                      28
     --------  -----------------------------------------------------------------
PART  II  --  OTHER  INFORMATION                                              29
--------------------------------------------------------------------------------
     ITEM  1.  LEGAL  PROCEEDINGS                                             29
     --------  -----------------------------------------------------------------
     ITEM  2.  CHANGES  IN  SECURITIES                                        29
     --------  -----------------------------------------------------------------
     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                             30
     --------  -----------------------------------------------------------------
     ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            30
     --------  -----------------------------------------------------------------
     ITEM  5.  OTHER  INFORMATION                                             30
     --------  -----------------------------------------------------------------
     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                          30
     --------  -----------------------------------------------------------------
SIGNATURES                                                                    31
--------------------------------------------------------------------------------

                                      PAGE


                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


At June 30,. . . . . . . . .        2004      2003
----------------------------  ----------  --------

 ASSETS

 CURRENT ASSETS
      Cash . . . . . . . . .  $1,226,529  $ 80,734
      Accounts receivable. .     602,151   142,759
      Work in Progress . . .      10,316         -
----------------------------  ----------  --------
 Total current assets. . . .   1,838,996   223,493
----------------------------  ----------  --------
 FIXED ASSETS - NET. . . . .     184,996   127,314

 CAPITALIZED SOFTWARE  COSTS           -    33,375

 OTHER ASSETS. . . . . . . .      30,574    34,502
----------------------------  ----------  --------
                              $2,054,566  $418,684
----------------------------  ----------  --------
----------------------------  ----------  --------


The accompanying notes are an integral part of these consolidated financial statements.

                                       1
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




 At June 30, . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2004           2003
------------------------------------------------------------------------  -------------  -------------

 LIABILITIES AND STOCKHOLDERS DEFICIT

 CURRENT LIABILITIES
      Current portion of notes payable . . . . . . . . . . . . . . . . .  $     35,778   $     52,000
      Current portion of capitalized lease obligations . . . . . . . . .         4,257         26,629
      Note payable - related party (Note 3(b)) . . . . . . . . . . . . .        80,000         80,000
      Convertible debt notes payable (Note 4). . . . . . . . . . . . . .             -        332,847
      Accounts payable and accrued expenses. . . . . . . . . . . . . . .       202,908        338,432
      Accrued payroll, vacation and related taxes. . . . . . . . . . . .       252,221        122,129
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .        28,400              -
      Provision for anticipated loss (Note 2). . . . . . . . . . . . . .             -          5,174
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .             -          2,526
      Revolving credit facility (Note 3(c)). . . . . . . . . . . . . . .       408,003              -
      Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .       141,595              -
------------------------------------------------------------------------  -------------  -------------

 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .     1,153,162        959,737
------------------------------------------------------------------------  -------------  -------------
 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(A)). . . . . . . . . . .        28,021         65,260

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES. . . . . . . . .         3,445          6,558

 NOTE PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES . . . . . . . . .       116,445        517,630

 DEFERRED GAIN - ON BUILDING SALE (NOTE 3(A)). . . . . . . . . . . . . .     1,006,585      1,123,857

 DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,000          5,000
------------------------------------------------------------------------  -------------  -------------
 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,312,658      2,678,042
------------------------------------------------------------------------  -------------  -------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS DEFICIT
      Convertible preferred stock, $.0001 par value, 10,000,000 shares
           authorized no shares issued or outstanding. . . . . . . . . .             -              -
      Common stock, $.0001 par value; 50,000,000 shares authorized, and
           18,985,285 and 15,338,907 shares issued and outstanding,
           respectively. . . . . . . . . . . . . . . . . . . . . . . . .         1,898          1,533
      Additional paid-in capital (Note 3(c), 4 & 5). . . . . . . . . . .    12,787,202      8,728,659
      Additional paid-in capital - stock options . . . . . . . . . . . .       750,000        750,000
      Deferred compensation (Note 5) . . . . . . . . . . . . . . . . . .      (250,000)      (250,000)
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (13,547,192)   (11,489,550)
------------------------------------------------------------------------  -------------  -------------
 TOTAL STOCKHOLDERS DEFICIT . . .. . . . . . . . . . . . . . . . . . . .      (258,092)    (2,259,358)
------------------------------------------------------------------------  -------------  -------------
                                                                          $  2,054,566   $    418,684
------------------------------------------------------------------------  -------------  -------------
------------------------------------------------------------------------  -------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                       2
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

Three and Six Months Ending                          Three-Months Ending                         Six-Months Ending
    June 30, 2004 and 2003                2004         %         2003        %        2004          %       2003        %
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 NET SALES . . . . . . . . . . . . .  $ 1,200,692    100.0%  $   753,956   100.0%  $ 2,215,443   100.0%  $ 1,286,795  100.0%

 TOTAL COST OF SALES . . . . . . . .      942,116     78.5%      577,874    76.6%    1,749,639    79.0%    1,039,484   80.8%

 GROSS MARGIN. . . . . . . . . . . .      258,576     21.5%      176,082    23.4%      465,804    21.0%      247,311   19.2%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 OPERATING EXPENSES
    Marketing and sales expense. . .      116,132      9.7%      134,005    17.8%      215,284     9.7%      199,047   15.5%
    Research and development . . . .       19,500      1.6%      251,983    33.4%       34,804     1.6%      251,983   19.6%
    General and administrative . . .       90,079      7.5%      155,006    20.6%      170,931     7.7%      524,922   40.8%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 TOTAL OPERATING EXPENSES. . . . . .      225,711     18.8%      540,994    71.8%      421,019    19.0%      975,952   75.8%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 PROFIT (LOSS) FROM OPERATIONS . . .       32,865      2.7%     (364,912)  -48.4%       44,785     2.0%     (728,641) -56.6%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 NON-OPERATING EXPENSE (INCOME)
    Interest expense . . . . . . . .       19,736      1.6%       14,179     1.9%       39,524     1.8%       34,628    2.7%
    Non-cash interest expense
      debt discount (Note 4) . . . .            -      0.0%      100,453    13.3%            -     0.0%      200,908   15.6%
    Gain on Building Sale (Note 3(a))     (29,318)    -2.4%      (29,318)   -3.9%      (58,636)   -2.6%      (48,863)  -3.8%
    Non-Cash Loan Fee -
      Equity Conversions (Note 3(c))     1,329,313   110.7%            -     0.0%     1,793,313   80.9%            -    0.0%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 TOTAL NON-OPERATING EXPENSE . . . .     1,319,731   109.9%       85,314    11.3%     1,774,201   80.1%      186,673   14.5%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 LOSS BEFORE TAXES . . . . . . . . .    (1,286,866) -107.2%     (450,226)  -59.7%   (1,729,416)  -78.1%     (915,314) -71.1%

 INCOME TAX PROVISION. . . . . . . .             -     0.0%      (37,474)   -5.0%            -     0.0%        2,526    0.2%

 NET LOSS. . . . . . . . . . . . . .  $ (1,286,866) -107.2%  $  (412,752)  -54.7%  $(1,729,416)  -78.1%   $ (917,840) -71.3%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 NET LOSS PER SHARE:
      Net loss . . . . . . . . . . .  $    (0.07)            $    (0.03)           $    (0.09)           $    (0.06)
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 Weighted-Average Shares Outstanding    17,986,803            15,092,489             17,410,651           15,092,489
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------


The accompanying notes are an integral part of these consolidated financial statements.

                                       3
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

 For the Six Months Ending June 30, 2004 and 2003 . . . . . . .         2004          2003
---------------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(1,729,416)  $  (917,840)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization. . . . . . . . . . . .       32,487       106,201
           Gain on building sale. . . . . . . . . . . . . . . .      (58,636)      (48,863)
           Non-cash interest expense - convertible debt program            -       200,908
           Non-cash loan fees . . . . . . . . . . . . . . . . .    1,793,313             -
           Change in operating assets and liabilities:. . . . .     (274,410)     (159,009)
---------------------------------------------------------------  ------------  ------------
 NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . .     (236,662)     (818,603)
---------------------------------------------------------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the sale of building. . . . . . . . . . . .            -     3,150,124
      Purchases of fixed assets . . . . . . . . . . . . . . . .      (79,951)       (3,100)
---------------------------------------------------------------  ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES . . . . . .      (79,951)    3,147,024
---------------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Principle payments on notes payable . . . . . . . . . . .      (23,792)   (2,524,537)
      Principal payments on capitalized lease obligations . . .       (7,883)      (16,741)
      Payments on notes payable - related party . . . . . . . .     (415,000)     (159,999)
      Proceeds from issuance of common stock. . . . . . . . . .      978,889       425,942
      Proceeds from revolving credit facility . . . . . . . . .      418,922             -
---------------------------------------------------------------  ------------  ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . .      951,136    (2,275,335)
---------------------------------------------------------------  ------------  ------------
 NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . .      634,523        53,086
---------------------------------------------------------------  ------------  ------------
 CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . .      592,006        27,648
---------------------------------------------------------------  ------------  ------------
 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . .  $ 1,226,529   $    80,734
---------------------------------------------------------------  ------------  ------------
---------------------------------------------------------------  ------------  ------------


The accompanying notes are an integral part of these consolidated financial statements.

                                       4
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)


 For the Six Months Ending June 30, 2004 and 2003 .     2004     2003
---------------------------------------------------  -------  -------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest . . . . . . . . . . . . . . . .  $82,614  $15,494
---------------------------------------------------  -------  -------



 NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
--------------------------------------------------------------------------------
During  the  six-months ending June 30, 2004 the Company issued 1,403,182 shares of its common stock to the Laurus Master Fund from conversions under its revolving credit facility, thereby realizing a corresponding reduction in current liabilities of approximately $772,000 The Company recorded additional non-cash loan fees of approximately $1,178,000 and charged these fees to expense.
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       5
                                      PAGE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS  OF  PRESENTATION

The accompanying consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiary, SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 6, 2004 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the six-months ending June 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2004 or any future period, and the Company makes no representations related thereto.

As of June 30, 2004, management continues the opinion that the Company's auditors, PKF, expressed in their formal auditors' opinion dated February 11, 2004 (except for Note 11 as to which the date is April 5, 2004), that in their opinion, based on their audit, the Company's consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2003, and the consolidated results of the Company's operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements as of June 30, 2004 have been prepared assuming the Company will continue as a going concern. During the first six-months of 2004, the Company had a working capital balance of $685,834 and incurred a net loss of $1,729,416 as compared to a working capital deficit of $736,244 and a net loss of $917,840 for the same six-month period in 2003. On March 31, 2004, the Company was awarded a $43,362,271 contract from the Missile Defense Agency. The first task order was awarded on April 1, 2004. Management intends to obtain new commercial and government contracts, continue to utilize (and possibly expand) its revolving credit facility and possibly raise some additional equity capital in a public or private offering or fund-raising effort. There can be no assurance that existing contracts will be completed successfully or that new contracts or additional debt or equity financing that may be needed to fund operations will be available or, if available, obtained in sufficient amounts necessary to meet the Company's needs. Management does believe that, if current contracts remain on schedule and are funded as expected, they will be sufficient to fund the Company through 2004.

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

Beginning in the second quarter of 2002, the Company's capitalized software costs were amortized over their estimated useful lives using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144. During the six-months ended June 30, 2003, these capitalized software costs were $70,133 leaving a balance of $33,375, which was fully amortized in 2003.

                                       6
                                      PAGE

2.       REVENUE  RECOGNITION

The Company's revenues for the six-months ended June 30, 2004 were derived primarily from United States government cost plus fixed fee (CPFF) contracts compared to a predominance of fixed price contracts for the same six-months in 2003. Revenues from the CPFF contracts during the first six-months of 2004 were recognized as expenses were incurred compared to revenues from fixed price contracts for the same period in 2003, which were recognized using the percentage-of-completion method. Estimated contract profits are taken into earnings in proportion to revenues recorded. Revenues under certain long-term fixed price contracts, which provide for the delivery of minimal quantities or require significant amounts of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where revenues and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Time and material revenues are recognized as services are preformed and costs incurred. Losses on contracts are recognized when estimated costs are reasonably determined. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis depending on the terms and conditions of the specific contract. Time and material revenues are recognized as services are performed and costs incurred.

Deferred revenue represents amounts collected from customers for projects, products or services to be provided at a future date. Deferred revenue for the six-months ended June 30, 2004 and 2003 was $33,400 and $5,000, respectively.

In November 1999, the Company was awarded a turnkey mission contract by the Space Sciences Laboratory at the University of California at Berkeley ("UCB") worth, as of December 31, 2003, approximately $7.4 million, including change orders worth approximately $514,000. This contract represented 14% of the Company's revenues for the year ending December 31, 2003. The contract concluded on December 31, 2003. The micro satellite developed under this mission, called CHIPSat, continues to operate successfully and UCB decided to extend the mission. On February 25, 2004, a new time and materials purchase order arrangement was initiated, on an as needed basis, between the University of California at Berkeley and the Company.

3.     NOTES  PAYABLE

a)     Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten
(10) years ending in January 2013. As of June 30, 2004, the deferred gain was $1,006,585. This amortization will be included in the Company's occupancy and facility expense and totaled $58,636 and $48,863 for the six-months ending June 30, 2004 and 2003, respectively.

                                       7
                                      PAGE

Deferred  Gain  consisted  of  the  following:

Six-Months  Ending  June  30,  2004
-------------------------------------
Original Deferred Gain     $1,172,720
Less Amortization 2003      (107,499)
Less Amortization 2004       (58,636)
-------------------------------------
                           $1,006,585
-------------------------------------
-------------------------------------


In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At June 30, 2004 and 2003, the outstanding balances on these notes were $63,799 and $117,260, respectively, with interest expense for the six-months ending June 30, 2004 and 2003 of $1,847 and $2,685, respectively.

Future  minimum  principal  payments  on  settlement  notes  are  as  follows:

Period  Ended  June  30,
----------------------------------
2004                       $35,778
2005                        28,021
2006                             0
----------------------------------
Total Settlement Notes     $63,799
----------------------------------
----------------------------------

b)     Related  Parties

The Company has a note payable to the CEO. At June 30, 2004 and 2003, the balances were $196,445 and $597,630, respectively, with interest accruing at 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%. The Company is currently making principal and interest payments on the note.

Future minimum principal payments on note payable, related parties are as follows:

Period  Ending  June  30,
-------------------------
2004              $80,000
2005               80,000
2006               36,445
2007                    0
-------------------------
                 $196,445
-------------------------
-------------------------

Interest expense on this note was $25,923 and $23,633 for the six-month periods ending June 30, 2004 and 2003, respectively.

                                       8
                                      PAGE

c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus Master Fund, Ltd. ("Laurus"), which were filed on Form 8-K dated June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets. The net proceeds from the Convertible Note are used for general working capital needs. Advances on the Convertible Note may be repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Note carries an interest rate of WSJ Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Approximately $11,900 in interest and $16,255 in fees were accrued under the revolving credit facility in the first six-months of 2004. The outstanding balance on the revolving credit facility at June 30, 2004 was $408,003.

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

Laurus converted 1,403,182 shares to reduce the Company's debt by $771,750 for the six-month period ending June 30, 2004. Laurus converted a total of 1,818,182 shares to reduce the debt by $1,000,000 since the inception of the revolving credit facility. For the six-month period ending June 30, 2004, the Company expensed $1,177,846 for the non-cash loan fee expense based on the fair market value of the stock when Laurus converted and approximately $1,304,000 for the non-cash loan fee expense since the inception of the revolving credit facility. The fair market value used in 2003 was established using a 20% discount to the closing price on the date of conversion based on the restricted and thinly-traded nature of the Company stock in 2003 and the fair market value used in 2004 was established using the closing price on the date of conversion with no discount taken due to the increased volume in the Company's stock.

Availability of funds under the revolving credit facility will be based on the Company's accounts receivable, except as waivers are provided by Laurus. An initial three (3) month waiver was offered by Laurus, under which Laurus permitted a credit advance up to $300,000, which amount would have otherwise exceeded eligible accounts receivable during the period. Laurus subsequently extended the waiver for two additional six (6) month periods, under which Laurus permitted a credit advance up to $1 million, which amount would have otherwise exceeded eligible accounts receivable during the period. The revolving credit facility is secured by all of the assets of the Company.

                                       9
                                      PAGE

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year, which was expensed as additional interest expense in 2003. The Company is required to pay a continuation fee of $10,000 each year thereafter. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock, as stated herein. The warrant exercise price is computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

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

                                      10
                                     PAGE

All debt discounts are to be amortized as additional interest expense over the term of the convertible debenture. As of June 30, 2003, $475,000 was reflected as debt discount of which $200,908 was amortized to non-cash interest expense for the six-months ending June 30, 2003. Fair market value of the stock was determined by discounting the closing market price on the date of the transaction by 20%, based on the nature of the restricted securities and thinly traded stock.

On September 5, 2003, the Company repaid one-half of the convertible notes, with the condition that the note holders convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the previously issued warrants. Finally, as additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03%. All of the note holders accepted the offer and the convertible notes were retired.

Balances  as  of  June  30,  2004  were:



Convertible debentures - beginning balance .                 $ 475,000
     Total interest expense incurred . . . .  $  20,236
     Accrued interest paid - current year. .  $ (18,161)
     Accrued interest paid - prior year. . .  $  (2,075)
     Convertible debtures paid . . . . . . .  $(237,500)
     Convertible debtures converted. . . . .  $(237,500)
                                              ----------
                                              $(475,000)
                                              ----------
Convertible debentures - ending balance. . .                $       0
--------------------------------------------                ----------

Debt discount (Warrants) - beginning balance                $ 475,000
     Amount forfeited. . . . . . . . . . . .  $(237,500)
     Amount expensed prior year. . . . . . .  $(125,000)
     Amount expensed current year. . . . . .  $(267,879)
     Current year - adjustment . . . . . . .  $ 155,379
                                              ----------
                                              $(475,000)
                                              ----------
Debt discount (Warrants) - ending balance. .                $       0
--------------------------------------------                ----------

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

                                      11
                                     PAGE

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the period ending June 30, 2004 and 2003 using the minimum value method as prescribed by SFAS 123 and amended by SFAS
148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the six-month period ending June 30, 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

Six-Months  Ending  June  30,     2004            2003
-----------------------------     -----------     ------------
Net  loss:
 As  reported                    $(1,729,416)       $(917,840)
 Pro  forma                      $(1,863,048)     $(1,056,426)
-----------------------------     -----------     ------------
Loss  per  Share:
 As  reported                          $(.09)           $(.06)
 Pro  forma                            $(.10)           $(.07)
-----------------------------     -----------     ------------
-----------------------------     -----------     ------------

On November 21, 1997, the Company entered into a five (5) year employment agreement with its CEO. On July 16, 2000, the Company amended the employment agreement with its CEO extending the term until July 16, 2005. As part of the original employment agreement, the Company granted options to the CEO to purchase up to 2,500,000 shares of the Company's $.0001 par value restricted common stock.

The options are subject to the following vesting conditions, which were amended on January 21, 2000 and later ratified by the Board on July 16, 2000. The agreement provided an option for the Board to award options on an additional 1,500,000 shares of restricted common stock at a later date. The exercise prices are set forth in the following chart:


                                                                                                                  Exercise
                       Number                                                                                    price per
                       Of shares         Vesting Conditions                                                          share
----------------       ---------         -----------------------------------------------------------   -------------------
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
                       250,000. . . . .  Upon the Companymarket capitalization reading $250 million    $              5.00
                       500,000. . . . .  Upon the Companymarket capitalization reading $500 million    $             10.00
                       750,000. . . . .  Upon the Companymarket capitalization reading $1 billion      $             20.00
----------------       ---------         -----------------------------------------------------------   -------------------


All  options  expire  on  July  16,  2010.

                                      12
                                     PAGE

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

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that affect the Company during the second quarter 2004. For past pronouncements please refer the Company's 10-KSB filed on April 6, 2004.

                                      13
                                     PAGE

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

OVERVIEW

We are engaged in the conception, design, development, manufacture, integration and operation of space technology systems, products and services. We are currently focused on the commercial and military development of low cost micro satellites, nano satellites and related subsystems, hybrid rocket propulsion for space, launch and human flight vehicles as well as associated engineering and technical services primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro and nano satellites, hybrid rocket-based launch vehicles, Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our micro satellite and nano satellite products and services in the long-term, the early adopters of this technology appears to be government military agencies and our "products" are considered to be the outcome of specific "projects." We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets and small high performance space vehicles and subsystems for commercial customers.

                                      14
                                     PAGE

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

SELECTION  OF  SIGNIFICANT  CONTRACTS

On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a micro satellite distributed sensing experiment, an option for a laser communications experiment, and other micro satellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach, with the first task order awarded on April 1, 2004. The total five-year contract has a ceiling amount of $43,362,271. The principal place of performance will be Poway, California. We expect to complete the work under the contract before March 2009. Government contract funds will not expire at the end of the current government fiscal year. The micro satellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance micro satellites to support national missile defense. The milestone-based, multiyear, multiphase contract has an effective start date of March 1, 2004. Approximately $557,000 of revenue has been generated since the beginning of this contract of which $62,000 was accrued for work performed in March 2004 but not invoiced until April 2004 due to the late execution date of the contract. The first phase is expected to be completed this year and will result in detailed mission and micro satellite designs. The estimated first phase revenue is $1.1 million. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking micro satellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying micro satellites to be networked on-orbit with high speed laser communications technology. The second phase is anticipated to begin on or before October 1, 2004 and run through 2005.

On October 2, 2003, we were awarded an exclusive, follow-on contract to provide the hybrid rocket motor systems and components for SpaceShipOne. We provide our facilities, resources and a team of launch vehicle and hybrid propulsion engineers and technical personnel in continued support of the SpaceShipOne program. The contract called for us to use our best efforts to satisfy the requirements of the SpaceShipOne program, based on our experience with the prior phases. We are to provide two sets of re-usable flight test hardware, including a bulkhead, commonly known as the SpaceDev bulkhead, machined in the flight configuration, a main oxidizer valve of the current design and associated interfaces and plumbing to the SpaceDev bulkhead, a motor control system, igniter housings, pressure transducers, and thermocouples as required for input to the motor control system. In addition, we will produce and assemble test motors, including but not limited to, all expendable or semi-reusable materials as defined by our baseline design motor. We are also required to provide on-site engineering test support and post-test analysis. Provisions are made in the contract for minimum monthly payments in the event of customer schedule slippage as well as additional levels of support via engineering change orders, if required. The total contract value is estimated at $429,000. Approximately $394,000 of revenue was realized in the six-months ending June 30, 2004, with approximately $98,000 from engineering change orders and the remaining $296,000 from the contract.

                                      15
                                     PAGE

On July 9, 2003, we were awarded a contract by the Missile Defense Agency ("MDA") to explore the use of micro satellites in national missile defense. It was a precursor contract to the $43 million contract mentioned above. Our micro satellites are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study explored fast response micro satellite launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of micro satellites; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract was successfully concluded on February 27, 2004. The total contract value was $800,000 with approximately $318,000 of revenue realized in the six-month period ending June 30, 2004. The total value of our micro satellite studies for MDA was over $1 million in 2003. This contract was considered an investigatory phase by MDA.

Also, on July 9, 2003, we were awarded a Phase I Small Business Innovation Research ("SBIR") contract by Air Force Research Lab ("AFRL") to design and begin the development of the SpaceDev Streaker(TM) small launch vehicle ("SLV"). SpaceDev Streaker(TM) will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The SpaceDev Streaker(TM) SLV concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract is valued at approximately $100,000, and is a fixed price, milestone-based agreement, which should be completed within one year. We believe that this SBIR will move into Phase II valued at approximately $750,000 of carry-forward work for us, plus an additional $750,000 of funds provided by Congress based on discussions with AFRL technical personnel. This money will be used to develop and test fire our large Common Core Booster for the SpaceDev Streaker(TM) launch vehicle. We believe that there may be some interest by Congress in providing additional matching funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us. Revenues for the six-month period ending June 30, 2004 were approximately $48,000.

Finally, on July 9, 2003, we were awarded a Phase I contract to develop micro and nano satellite bus and subsystem designs. This AFRL SBIR contract, valued at approximately $100,000, will enable us to explore the further miniaturization of our unique and innovative micro satellite subsystems. It will also enable us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract is fixed price, milestone-based and should be completed within one year. We believe that this SBIR will move into Phase II valued at approximately $750,000 of carry-forward work for us; however, there can be no assurance that such work will be awarded to us.
Revenues  for  the  six-month  period  ending  June  30, 2004 were approximately
$32,000.

On December 18, 2003, we were awarded a contract by the Defense Advanced Research Projects Agency ("DARPA") for the study of Novel Satcom Microsat Constellation Deployment. The contract is a milestone-based, fixed price contract with total consideration of approximately $200,000. Revenues for the six-month period ending June 30, 2004 were approximately $136,000. We expect to either expand this award or obtain new awards under this program; however, there can be no assurance as to whether such work will be awarded to us or, if it is, the amounts or terms of the awards.

                                      16
                                     PAGE

On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for AFRL. We received an award for Phase II of the contract on March 28, 2003, and will use the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) are worth up to approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. AFRL Phase II is a cost-plus fixed fee contract. In order to complete AFRL Phase II, we requested and were granted approximately four months of additional time and approximately $240,000 of additional funding, memorialized by a contract amendment executed on July 7, 2004. In addition to the Phase I and Phase II awards, there is an option worth approximately $800,000, which was initiated on May 3, 2004. The additional funding to complete AFRL Phase II came in part from the original $1 million option; thereby reducing the option to approximately $800,000. Revenues for the six-month period ending June 30, 2004 were approximately $663,000 for AFRL Phase II, including the exercised option.

In November 1999, we won a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at UCB. We were competitively selected by UCB/SSL to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and only successful mission of NASA's low-cost University-Class Explorer ("UNEX") series to date. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating, and is continuing to work well in orbit after one year. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB, which added approximately $1.2 million to the contract as well as an increase in contract scope. This increased the total contract revenue to approximately $6.8 million and reduced the total expected loss on the contract to approximately $460,000. During 2002, an additional contract modification for approximately $400,000 was signed, which also increased the contract value and increased the scope of the contract to the current value of the CHIPSat project of approximately $7.4 million, thereby increasing the total expected loss to approximately $514,000. In retrospect, some of the CHIPSat expenses creating the loss could have been recorded as research and development costs associated with our ongoing satellite design and development programs. As of December 31, 2003, the total contract costs were expended, mainly as cost of goods sold. The original support contract expired on December 31, 2003. CHIPSat is still operating successfully and providing UCB with new and interesting data. UCB requested to extend the program and we negotiated a new time and materials contract in the first quarter of 2004 in the form of a purchase order with UCB for continuing support of this project. The contract will continue until UCB decides that no further relevant information is forthcoming or funding is terminated, at which time the use of the micro satellite will revert to NASA and then to us. Revenues for the six-month periods ending June 30, 2004 and 2003 were approximately $22,000 and $331,000, respectively.

RESULTS  OF  OPERATIONS

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

                                      17
                                     PAGE

      Six-Months Ending June 30, 2004 -vs.- Six-Months Ending June 30, 2003

During the six-months ending June 30, 2004, we had net sales of approximately $2,215,000 as compared to net sales of approximately $1,287,000 for the same six-month period in 2003, an increase of over 65%. Sales increased primarily due to the addition and expansion of government contacts, e.g., AFRL and MDA, which created new revenue opportunities for us. Revenues in the six-month period ending June 30, 2004 were comprised of approximately $663,000 from AFRL Phase II, $557,000 from MDA Phase I, $318,000 from the MDA Phase 0, $394,000 from SpaceShipOne, $136,000 from our DARPA contract, $80,000 from the two SBIR contracts listed above and $66,000 from all other programs. During the same period of 2003, sales were comprised of approximately $397,000 from SpaceShipOne, $250,000 from the MDA project, $331,000 from the CHIPSat program, $242,000 from Phase I and Phase II of the AFRL project and approximately $67,000 from all other programs.

For the six-month period ending June 30, 2004, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $1,749,000, or 79.0% of net sales, as compared to approximately $1,039,000, or 80.8% of net sales, during the same period in 2003. The increase in cost of sales was primarily due to higher revenues since the majority of our current contracts are cost plus fixed fee contracts. We continue to focus efforts on developing project management skills and reports to assist in the efficient and effective management of our projects. The gross margin percentage for the six-month period ending June 30, 2004 was 21.0% of net sales, an increase of 1.8% of net sales, as compared to 19.2% of net sales for the same six-month period in 2003.

We experienced a decrease of approximately $555,000 in operating expenses from approximately $976,000, or 75.8% of net sales, for the six-month period ending June 30, 2003 to approximately $421,000 or 19.0% of net sales, for the six-month period ending June 30, 2004. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses and research and development expenses as well as stock and stock option based compensation expenses. Fluctuations in operating expenses for 2004 from 2003 are primarily attributable to the following:

     - Marketing and sales expenses increased during the first six-months of 2004 compared to the same period in 2003. The increase in marketing and sales expense, from approximately $199,000, or 15.5% of net sales, for the six-month period ending June 30, 2003, to approximately $215,000, or 9.7% of net sales, during the same period in 2004, are mainly due to personnel expenses related to our decision to expand the marketing and sales department.

     - Research and development ("R&D") expenses decreased during the first six-months of 2004 from approximately $252,000 or 19.6% of net sales in 2003 to approximately $35,000 or 1.6% of net sales for the six-month period ending June 30, 2004, mainly due to our decision to focus our limited resources on billable projects and develop new technologies under existing contracts.

     - The decrease of approximately $354,000 in G&A expenses from approximately $525,000 for the six-month period ending June 30, 2003 to approximately
     $171,000 for the same six month period in 2004 was primarily due to software amortization expense of $69,000, which is no longer present in 2004 as well as refinement of our allocation model to appropriately classify certain expenses as cost of goods sold rather than G&A.

Non-operating expense (income) consists of interest expense, non-cash debt discount expense and deferred gain on the sale of our building, as well as, other loan fees and expenses.

                                      18
                                     PAGE

     - Interest expense for the six-month period ending June 30, 2004 and 2003 was approximately $39,500, or 1.8% of net sales, and $34,600, or 2.7% of net sales, respectively. The slight increase was due to accrued interest on our revolving credit facility. Interest expense is comprised of interest on our note to our CEO, interest on our revolving credit facility/convertible debt and interest on our settlement notes/capital leases. For the six-month period ending June 30, 2004 and 2003, interest expense on our note to our CEO was approximately $25,900 and $24,000, respectively. For the six-month period ending June 30, 2004 and 2003, interest expense on our revolving credit facility/convertible debt was $11,900 and $4,900, respectively. And interest expense on our settlement notes/capital leases for the six-month period ending June 30, 2004 and 2003 were approximately $1,800 and $2,700, respectively.

     - We recognized approximately $58,600 and $48,900 of the deferred gain on the sale of the building during the six-month periods ending June 30, 2004 and 2003, respectively, and we will continue to amortize the remaining deferred gain of approximately $1,006,600 into non-operating income over the remainder of the lease. In relation to the gain we received on the building, we also accrued an income tax payable expense of $2,526 at June 30, 2003 of which none remained at December 31, 2003. The reduction of the income tax payable was due to a change in estimate based on the loss we experienced during the year.

     - During the six-month period ending June 30, 2003, we expensed in conjunction with our convertible notes, part of the existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000, of which approximately $201,000 was expensed during the six-months ended June 30, 2003 and paid or converted in September 2003. There was no debt discount for the first six-months of 2004.

     - - We realized $1,793,000 in loan fees of which approximately $1,178,000 was related to our revolving credit facility and approximately $615,000 was related to the conversion of notes to common stock below fair market value for the six-month period ending June 30, 2004. We accrued approximately $11,900 of interest for the six-month period ending June 30, 2004. We anticipate additional expenses related to similar note to equity conversions.

During the six-month period ending June 30, 2004, we incurred a net loss of approximately $1,729,000, or 78.1% of net sales, compared to a net loss of approximately $918,000, or 71.3% of net sales, for the same six-month period in 2003. During the six-month period ending June 30, 2004, we incurred an EBITDA (earnings before interest taxes depreciation and amortization) of approximately $77,000, or 3.5% of net sales, compared to an EBITDA loss of approximately
<$622,000>,  or  <48.4> % of net sales, for the six-month period ending June 30,
2003.

The following table reconciles EBITDA to net loss for the six-month period ending June 30, 2004 and 2003, respectively:



FOR THE SIX-MONTHS ENDING               JUNE 30, 2004   June 30, 2003
                                         (UNAUDITED)     (Unaudited)
NET LOSS (INCOME). . . . . . . . . . .     (1,729,416)       (917,840)
--------------------------------------  --------------  --------------

Interest Expense . . . . . . . . . . .         39,524          34,628
Non-Cash Interest exp. (Debt Discount)              -         200,908
Gain on Building Sale. . . . . . . . .        (58,636)        (48,863)
 Loan Fee - Equity Conversion. . . . .      1,793,313               0
Provision for income taxes . . . . . .              -           2,526
Depreciation and Amortization. . . . .         32,487         106,201
--------------------------------------  --------------  --------------
EBITDA . . . . . . . . . . . . . . . .         77,272        (622,440)
--------------------------------------  --------------  --------------
--------------------------------------  --------------  --------------

                                      19
                                     PAGE

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

    Three-Months Ending June 30, 2004 -vs.- Three-Months Ending June 30, 2003

We recorded our sixth consecutive quarter of revenue growth. During the three-month period ending June 30, 2004, we had net sales of approximately $1,201,000 as compared to net sales of approximately $754,000 for the same three-month period in 2003, an increase of over 59.3%. Sales increased primarily due to the addition and expansion of our contracts such as AFRL and MDA, which created new revenue opportunities for us. Revenues in the three-month period ending June 30, 2004 were comprised of approximately $557,000 from MDA Phase I, $250,000 from AFRL Phase II, $288,000 from SpaceShipOne, $45,000 from our DARPA contract, $36,000 from the two SBIR contracts listed above and $25,000 from all other programs. During the same period of 2003, sales were comprised of approximately $160,000 from SpaceShipOne, $92,000 from the MDA project, $265,000 from the CHIPSat program, $222,000 from Phase I and Phase II of the AFRL project and approximately $15,000 from all other programs.

For the three-month period ending June 30, 2004, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $942,000 or 78.5% of net sales, as compared to approximately $578,000 or 76.6% of net sales, during the same period in 2003. The increase in cost of sales was primarily due to higher revenues since the majority of our current contracts are cost plus fixed fee contracts. We continue to focus efforts on developing project management skills and reports to assist in the efficient and effective management of our projects. The gross margin percentage for the three-month period ending June 30, 2004 was 21.5% of net sales, a decrease of 1.9% of net sales, as compared to 23.4% of net sales for the same three-month period in 2003.

We recorded our second consecutive quarter of profit from operation. We experienced a decrease of approximately $315,000 in operating expenses from approximately $541,000, or 71.8% of net sales, for the three-month period ending June 30, 2003 to approximately $226,000, or 18.8% of net sales, for the three-month period ending June 30, 2004. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses and research and development expenses as well as stock and stock option based compensation expenses. Fluctuations in operating expenses for 2004 from 2003 are primarily attributable to the following:

     - Marketing and sales expenses decreased during the three-month period ending June 30, 2004 compared to the same period in 2003. The decrease in marketing and sales expense, from approximately $134,000, or 17.8% of net sales, for the three-months ending June 30, 2003, to approximately $116,000, or 9.7% of net sales, during the same period in 2004, was mainly due to the departure of our Vice President of Engineering in March 2004 and our decision to have our Vice President of New Business Development expand his duties to include engineering; thereby allocating some of his expenses out of marketing and sales and into cost of sales.

     - Research and development ("R&D") expenses decreased during the three-month period ending June 30, 2004 from approximately $252,000, or 33.4% of net sales in 2003, to $19,500, or 1.6% of net sales for the three-month period ending June 30, 2004, mainly due to our decision to focus our limited resources on billable projects and develop new technologies under existing contracts.

     - The decrease of approximately $65,000 in G&A expenses from approximately $155,000 for the three-month period ending June 30, 2003 to approximately $90,000 for the same three-month period in 2004 was primarily due to a refinement of our allocation model to appropriately classify certain expenses as cost of goods sold rather than G&A.

                                      20
                                     PAGE

Non-operating expense (income) consists of interest expense, non-cash debt discount expense and deferred gain on the sale of our building, as well as, other loan fees and expenses.

     - Interest expense for the three-month periods ending June 30, 2004 and 2003 was approximately $19,700, or 1.6% of net sales, and $14,000, or 1.9% of net sales, respectively. The slight increase was due to accrued interest on our revolving credit facility. Interest expense is comprised of interest on our note to our CEO, interest on our revolving credit facility/convertible debt and interest on our settlement notes/capital leases. For the three-month period ending June 30, 2004 and 2003, interest expense on our note to our CEO was approximately $11,300 and $9,300, respectively. For the three-month period ending June 30, 2004 and 2003, interest expense on our revolving credit facility/convertible debt was $7,800 and $2,500, respectively. And interest expense on our settlement notes/capital leases for the three-month periods ending June 30, 2004 and 2003 were approximately $600 and $2,200 respectively.

     - We recognized approximately $29,300 and $29,300 of the deferred gain on the sale of the building during the six-months ending June 30, 2004 and 2003, respectively, and we will continue to amortize the remaining deferred gain of approximately $1,006,600 into non-operating income over the remainder of the lease. In relation to the gain we received on the building, we also credited our accrued income tax payable expense by ($37,474) during the three-month period ending June 30, 2003, of which none remained at December 31, 2003. The reduction of the income tax payable was due to a change in estimate based on the loss we experienced during the year.

     - During the three-month period ending June 30, 2003, we expensed in conjunction with our convertible notes, part of the existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000, of which approximately $100,400 was expensed during the three-month period ending June 30, 2003 and paid or converted in September 2003. There was no debt discount for the same period of 2004.

     - We realized $1,329,000 in loan fees of which $714,000 was related to our revolving credit facility and approximately $ 615,000 was related to the conversion of notes to common stock below fair market value for the three-month period ending June 30, 2004. We anticipate additional expenses related to similar note to equity conversions.

During the three-month period ending June 30, 2004, we incurred a net loss of approximately $1,287,000 or 107.2% of net sales, compared to a net loss of approximately $413,000, or 54.7% of net sales, for the same three-month period in 2003. During the three-month period ending June 30, 2004, we incurred an EBITDA (earnings before interest taxes depreciation and amortization) of approximately $49,000, or 4.1% of net sales, compared to an EBITDA loss of approximately <$316,000>, or <42.0> % of net sales, for the three-months ending June 30, 2003.

The following table reconciles EBITDA to net loss for the three-months ending June 30, 2004 and 2003, respectively:


FOR THE THREE-MONTHS ENDING             JUNE 30, 2004   June 30, 2003
                                         (UNAUDITED)     (Unaudited)
NET LOSS (INCOME). . . . . . . . . . .     (1,286,866)       (412,752)
--------------------------------------  --------------  --------------

Interest Expense . . . . . . . . . . .         19,736          14,179
Non-Cash Interest exp. (Debt Discount)              -         100,453
Gain on Building Sale. . . . . . . . .        (29,318)        (29,318)
 Loan Fee - Equity Conversion. . . . .      1,329,313               0
Provision for income taxes . . . . . .              -         (37,474)
Depreciation and Amortization. . . . .         16,533          48,505
--------------------------------------  --------------  --------------
EBITDA . . . . . . . . . . . . . . . .         49,398        (316,407)
--------------------------------------  --------------  --------------

                                      21
                                     PAGE

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

  CASH POSITION FOR SIX-MONTHS ENDING JUNE 30, 2004 -VS.- SIX-MONTHS ENDING JUNE
                                    30, 2003

Net cash increased during the six-months ending June 30, 2004 by approximately $634,500 to $1,226,500, compared to an increase of approximately $53,000 to $80,700 for the same six-month period in 2003. Net cash used in operating activities totaled approximately $237,000 for the six-months ending June 30, 2004, a decrease of approximately $582,000 as compared to approximately $819,000 used in operating activities during the same six-month period in 2003, mainly due to the decrease in operating expenses for the first six-months of 2004 compared to the same period in 2003.

Net cash used in investing activities totaled approximately $80,000 for the six-months ending June 30, 2004, compared to $3,147,000 provided by investing activities during the same six-month period in 2003. The decrease in cash provided by investing activities is attributable to the sale of the building on January 31, 2003 and no comparable transaction in 2004. During the first six-month period in 2004, we invested approximately $80,000 in specialized software and certain upgrades to computer hardware for our engineering team.

Net cash provided by financing activities totaled approximately $951,000 for the six-month period ending June 30, 2004, which is an increase of approximately $3,226,000 from the approximately $2,275,000 used in financing activities during the same period in 2003. This is primarily attributable to the repayment of notes payable associated with the building sale in 2003, payments on related party notes in 2004, conversions under our revolving credit facility in 2004, as well as an increase in issuance of common stock from the exercise of stock options and warrants.

                                      22
                                     PAGE

At June 30, 2004, our cash was approximately $1,227,000, as compared to approximately $81,000 at June 30, 2003, an increase of approximately $1,146,000, mainly due to conversions under our revolving credit facility and the exercise of stock options and warrants.

As of June 30, 2004, our backlog of funded and non-funded business was approximately $44 million due to the follow-on, five-year contract from MDA for up to $43,362,271. We expect approximately $2 million in revenue from the MDA program in 2004. Although the MDA contract was awarded to us and the first task order was issued to us on April 1, 2004, there can be no assurance that the contract will be continued through all phases, and if continued, that it will generate the amounts anticipated. Backlog as of June 30, 2003 was $3.2 million.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately $2,808,000 and $2,190,000 as of June 30, 2004 and December 31, 2003, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increase approximately $665,000 in 2004 from $2,190,000 at December 31, 2003 to $2,855,000 at June 30, 2004.

At June 30, 2004, we had federal and state tax net operating loss and capital loss carryforwards of approximately $5,973,000 and $3,651,000, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California has suspended the utilization of net operating loss for 2002, 2003 and 2004.

CRITICAL  ACCOUNTING  STANDARDS

Our revenues transitioned in 2003 and early 2004 from being based primarily on fixed-price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs, to primarily cost-plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed. Losses on contracts are recognized when they become known and reasonably estimable (see Notes to the Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

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

                                      23
                                     PAGE

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

CASH  POSITION  AND  REMOVAL  OF  GOING  CONCERN

As of June 30, 2004, we believe that the opinion our auditors expressed in their formal auditors' opinion dated February 11, 2004 (except for Note 11 as to which the date is April 5, 2004) is still accurate. PKF stated, that in their opinion, based on their audit, our consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2003, and our consolidated results of operations and cash flows for the year then ended are in conformity with accounting principles generally accepted in the United States of America. Our ability to continue as a going concern depends upon our ability to ultimately implement our plan, which includes (but is not limited to) generation of substantial new revenue from MDA, by successfully performing under the newly awarded contract and continuing to attract and successfully complete other government and commercial contracts, development of a project management expertise to profitably execute on new business contracts and reduction of the working capital deficit by raising additional capital. We are working with Laurus, our revolving credit facility provider, and investigating the possibility of raising additional capital to further support operations as new contracts and business opportunities materialize. The prospective funding, as well as new business opportunities, can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding or contracts as needed or, if such funding or contracts are available, that we can obtain them on terms favorable to us. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment and industry in which we operate.

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

                                      24
                                     PAGE

During the six-month period ending June 30, 2003, we raised approximately $426,000 from accredited investors by selling 861,267 units of our common stock and common stock purchase warrants under in a private placement offering ("PPO") made under Section 4(2) of the Securities Act of 1933, and Rule 506, to accredited investors only. We subsequently closed the PPO.

We have sustained ourselves over the last few years with a mixture of government and commercial contracts and capital raised in the private market. In particular, we anticipated and received an award for AFRL Phase II on March 28, 2003 and MDA on March 31, 2004. The AFRL and MDA contracts are cost-plus contracts, which have required us to incur certain costs in advance of regular contract reimbursements from our customers. Although we have needed a certain amount of cash to fund advance payments on the contracts, we have been entitled, as a small business concern, to recover our costs on a weekly basis and we established the Laurus Master Fund revolving credit facility at the end of the second quarter of 2003, in part, to support our advance payment needs.

On March 31, 2004, we negotiated an amendment to our Secured Convertible Note dated June 3, 2003 with the Laurus Master Fund to add a fixed conversion price at $0.85 per share for the next $500,000 converted under the revolving credit facility, after the initial $1 million conversion. In exchange for the amendment, Laurus granted us a six-month waiver to utilize the full revolving credit facility in advance of eligible accounts. At June 30, 2004, Laurus had converted 1,403,182 shares under the revolving credit facility, which represented  approximately  $772,000  of  debt  converted  to  equity.

We recorded our third consecutive quarter of positive cash flow. We realized a small positive cash flow from operations during the fourth quarter of 2003 and the first and second quarters of 2004. Our improving EBITDA is an indicator of our financial performance. We expect to continue realizing positive cash flow as well as net losses in 2004. The continued net losses are primarily due to non-cash interest expense and other fees related to our revolving credit facility and debt related warrant conversion. While EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations, we believe that by using EBITDA as a measure of performance, we can illustrate the improving results of our core business, despite the net losses derived from financing activities. Our EBITDA was approximately $77,000 for the six-month period ending June 30, 2004, compared to a negative EBITDA of $622,000 for the same period in 2003, an improvement of approximately $699,000.

We recorded our second consecutive quarter of profit from operation, which is a significant indicator of our improving financial performance. Operating results are an important measure of the performance of our core business. We recorded a profit from operations of approximately $12,000 in the first quarter of 2004, compared to a loss from operations of $364,000 in the first quarter of 2003. We recorded a profit from operations of approximately $33,000 in the second quarter of 2004, compared to a loss from operations of $365,000 in the second quarter of 2003. Profits or losses from operations are derived from all expenses excluding interest, taxes, non-cash expenses related to our revolving credit facility and other non-cash financing activities.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that affect the Company during the second quarter of 2004. For past pronouncements please refer the company's 10-KSB filed on April 6, 2004.

                                      25
                                     PAGE

FORWARD-LOOKING  STATEMENTS  AND  RISK  ANALYSIS

During the first six-months of 2004, we submitted two bids for government programs, continued our work with the US Congress to identify directed funding for our programs and are actively working to win several significant commercial programs. We believe that we will win some of these programs, which would enable us to continue to grow and broaden our business base, although there can be no assurance that these contracts will be awarded to us.

To date, we have maintained a mix of government and commercial business. In 2003, we had about 82% government or government-related work. In 2002, we had about 64% government and government-related work. In 2004, we expect the ratio to be about 90% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 70% for the next several years as we increase our government and commercial marketing efforts for both of our product lines. Currently, we are focusing on the domestic U.S. government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, e.g., International Traffic in Arms Regulations ("ITAR"), which may limit our ability to develop market opportunities outside the United States and we have chosen to focus our effort on the United States marketplace for the near term.

While we do not expect a reduction of government sales, a majority of our government work is contract related and could be affected by political and budget changes. We are beginning to develop commercial products with the long-term idea and vision of becoming a product-oriented company; however, in the short-term, a majority of our revenue is expected to come from government cost plus fixed fee and firm fixed price contracts. Our definition of short-term is the next three to five years and long-term is five to ten years and beyond. We anticipate winning contracts in both the government and commercial market segments, although there can be no assurance that the contracts will be awarded to us. If they are not awarded to us, based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contracts from the other; however, our inability to win business in both markets would have a negative effect on our business operations and financial condition.

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

During the six-month period ending June 30, 2004, we raised approximately $1,751,000 through a combination of conversions on our revolving credit facility (approximately $772,000), exercises of warrants previously issued (approximately $276,000), from participants in our employee stock purchase plan (approximately $6,000) and from exercises of employee stock options, mainly from Mr. Lloyd, our former Chief Financial Officer (approximately $697,000). During the year ended December 31, 2003, we raised approximately $654,000 through a combination of private sales of our stock (approximately $426,000) and conversions on our revolving credit facility (approximately $228,000). During the year ended December 31, 2002, we raised approximately $475,000 from our convertible debt offering, of which $237,500 plus interest was repaid in 2003. To execute our strategy of growing our Company with small, capable, low-cost micro and nano satellites, hybrid propulsion products and new commercial revenue sources, we require additional funding and/or the win of both significant government and commercial programs. We believe investor or customer funding of $5 to $15 million may be required, which could come from a combination of private and/or public equity placements or government and commercial customers.

                                      26
                                     PAGE

The amount of capital we need to raise is dependent upon many factors, e.g., the need for additional capital will be greater if (i) we do not enter into agreements with our customers on the terms we anticipate; (ii) our net operating deficit increases because we incur significant unanticipated expenses; or (iii) we incur additional costs from modifying our micro satellite products or our hybrid-related propulsion systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. If additional capital is not raised, it could have a significant negative effect on our business operations and financial condition.

Our ability to execute a public offering or otherwise obtain funds is subject to numerous factors beyond our control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that we will be maintain operating profitability and positive cash flow, or that any additional public offering will occur, that we will be successful in obtaining additional funds from any source or be successful in implementing an acceptable exit strategy on behalf of our investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to us when such funds are needed or may be on terms which are significantly adverse to our current shareholders, which could have a material adverse effect on us.

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

                                      27
                                     PAGE

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

                                      28
                                     PAGE

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

Pursuant to our independent director compensation plan, adopted January 16, 2000 and modified March 25, 2004, we granted options to purchase 5,000 shares each to Curt Dean Blake, Wesley T. Huntress and Scott McClendon for their attendance and participation at the Audit Committee Meeting held on May 4, 2004. These options were issued with an exercise price of $1.20 per share, (based on the closing price of our common stock on the date of grant), will vest over two-years and will expire on the three-year anniversary date of the date of grant.

Pursuant to our independent director compensation plan, adopted January 16, 2000 and modified March 25, 2004, we granted options to purchase 6,000 shares each to Curt Dean Blake, Howell M. Estes, III, Wesley T. Huntress, Scott McClendon and Robert Walker for their attendance and participation at the Board of Directors meeting held on May 6, 2004. These options were issued with an exercise price of $1.18 per share, (based on the closing price of our common stock on the date of grant), will vest over two years and will expire on the three-year anniversary date of the date of grant.

                                      29
                                     PAGE

On May 17, 2004, we issued 353,182 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $194,250 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003.

On July 12, 2004, we issued 41,876 shares of our common stock to Laurus, pursuant to our Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus dated June 3, 2003, for a corresponding $35,595 reduction in our revolving credit facility. As part of the transaction, the shares were registered with the Securities and Exchange Commission ("SEC") for public resale on July 1, 2004.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None.

ITEM  5.     OTHER  INFORMATION

On January 21, 2000, we entered into an "at-will" employment agreement with Mr. Jeffrey Janicik which outlined both salary compensation and benefits. Mr. Janicik was originally hired as manager of our micro satellite project for NASA's University Explorer Program in conjunction with the University of California at Berkeley and later served as our director of satellite systems and director of engineering. Mr. Janicik tendered his resignation to the Company on June 18, 2004. Mr. Janicik has agreed to provide transitional support as an independent consultant until at least October 1, 2004, the details of which are outlined in a Separation Agreement and General Release dated June 18, 2004. In exchange for his transitional support and a general release of claims, the Company agreed to an extension of certain exercise rights on his vested options of 77,494 shares until the earlier of (i) eighteen (18) months from his resignation as a consultant to the Company, or (ii) the original expiration date of the options, subject to certain conditions.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

Separation  Agreement  and  General Release, by and between SpaceDev
     and Jeffrey Janicik dated  June  18,  2004                             10.1
Modification  to     Small  Shuttle  Compatible  Propulsion Module
     contract with AFRL dated  July  7,  2004                               10.2
Lunar  Enterprises  of  California  contract  with  SpaceDev
     dated July 20, 2004                                                    10.3
Certificate  of  James W. Benson Pursuant to Section 1350
     of Chapter 63 of Title 18  U.S.  Code                                  31.1
Certificate  of  Richard  B.  Slansky  Pursuant to Section 1350
     of Chapter 63 of Title  18  U.S.  Code                                 31.2

(b)     Reports  on  Form  8-K

None.


                                      30
                                     PAGE


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 SPACEDEV,  INC.
                                                                      Registrant


Dated:  August  9,  2004                                     /s/ James W. Benson
        ----------------                                    --------------------
                                                               James  W.  Benson
                                                       Chief  Executive  Officer




Dated:  August  9,  2004                                  /s/ Richard B. Slansky
        ----------------                                  ----------------------
                                                            Richard  B.  Slansky
                                                       Chief  Financial  Officer


                                      31
                                    PAGE