Form 10QSB/A
period 2004-03-31
SPACEDEV INC
filed 2004-09-02
CIK 1031833

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a)     Exhibits

Certificate of James W. Benson Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code         99.1

Certificate of Richard B. Slansky Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code      99.2


Certificate of James W. Benson Pursuant to Section  906 of the Corporate
      Fraud Accountability Act of 2002                                                              32.1
Certificate of Richard B. Slansky Pursuant to Section  906 of the Corporate
      Fraud Accountability Act of 2002                                                              32.2



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