Form 10QSB/A
period 2004-06-30
SPACEDEV INC
filed 2004-09-02
CIK 1031833

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

Separation  Agreement  and  General Release, by and between SpaceDev
     and Jeffrey Janicik dated  June  18,  2004                             10.1
Modification  to     Small  Shuttle  Compatible  Propulsion Module
     contract with AFRL dated  July  7,  2004                               10.2
Lunar  Enterprises  of  California  contract  with  SpaceDev
     dated July 20, 2004                                                    10.3
Certificate  of  James W. Benson Pursuant to Section 1350
     of Chapter 63 of Title 18  U.S.  Code                                  31.1
Certificate  of  Richard  B.  Slansky  Pursuant to Section 1350
     of Chapter 63 of Title  18  U.S.  Code                                 31.2

Certificate of James W. Benson Pursuant to Section 1350 of Chapter
     63 of Title 18 U.S. Code   U.S.  Code                                  32.1
Certificate of Richard B. Slansky Pursuant to Section 1350 of Chapter
     63 of Title 18 U.S. Code                                               32.2



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