Form 10QSB
period 2004-09-30
SPACEDEV INC
filed 2004-11-15
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  September  30,  2004

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


                   13855 Stowe Drive, Poway, California 92064

                    (Address of principal executive offices)

(Issuer's  telephone  number)   (858)  375-2030.
                                ----------------
------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.   Yes  X    No
               ----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,148,660 shares of Issuer's voting common stock were outstanding on November 9, 2004.


                                 SPACEDEV, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


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

   ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
                CONDITION AND RESULTS  OF  OPERATIONS                         15

   ITEM  3.     CONTROLS  AND  PROCEDURES                                     31

PART  II  --  OTHER  INFORMATION                                              32
--------------------------------------------------------------------------------
   ITEM  1.     LEGAL  PROCEEDINGS                                            32

   ITEM  2.     CHANGES  IN  SECURITIES                                       32

   ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES                            33

   ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           33

   ITEM  5.     OTHER INFORMATION                                             33

   ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K                              33

SIGNATURES                                                                    35
--------------------------------------------------------------------------------


                                    PAGE

                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


At September 30, . . . . . . .        2004      2003
------------------------------  ----------  --------

 ASSETS

 CURRENT ASSETS
      Cash . . . . . . . . . .  $4,078,593  $314,229
      Accounts receivable, net     427,358   297,037
      Work in Progress . . . .       5,754    10,581
------------------------------  ----------  --------

 Total current assets. . . . .   4,511,705   621,847

 FIXED ASSETS - NET. . . . . .     248,066   115,288

 OTHER ASSETS. . . . . . . . .      43,042    35,544
------------------------------  ----------  --------

                                $4,802,813  $772,679
------------------------------  ----------  --------
------------------------------  ----------  --------


The accompanying notes are an integral part of these consolidated financial statements.

                                     1
                                    PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


 At September 30, . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2004           2003
-------------------------------------------------------------------------  -------------  -------------

 LIABILITIES AND STOCKHOLDERSEQUITY (DEFICIT)

 CURRENT LIABILITIES
      Current portion of notes payable. . . . . . . . . . . . . . . . . .  $     36,239   $     44,654
      Current portion of capitalized lease obligations. . . . . . . . . .         3,943         19,804
      Note payable - related party (Note 3(b)). . . . . . . . . . . . . .             -         80,000
      Accounts payable and accrued expenses . . . . . . . . . . . . . . .       161,980        349,464
      Accrued payroll, vacation and related taxes . . . . . . . . . . . .       210,434        116,725
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .        49,779              -
      Revolving credit facility (Note 3(c)) . . . . . . . . . . . . . . .             -        629,500
      Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .       260,547        139,759
-------------------------------------------------------------------------  -------------  -------------

 TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .       722,922      1,379,906

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(A)) . . . . . . . . . . .        18,797         55,012

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES . . . . . . . . .         2,479          6,239

 NOTE PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES. . . . . . . . . .             -        506,397

 DEFERRED GAIN - ON BUILDING SALE (NOTE 3(A)) . . . . . . . . . . . . . .       977,267      1,094,539

 DEFERRED REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,000          5,000
-------------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,726,465      3,047,093

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS EQUITY (DEFICIT)
      Preferred stock, Series C, $0.001 par value, 10,000,000 shares
           authorized and 250,000 issued and outstanding . . . . . . . .            250              -
      Common stock, $0.0001 par value; 50,000,000 shares authorized, and
           20,026,263 and 16,029,360 shares issued and outstanding,
           respectively . . . . . . . . . . . . . . . . . . . . . . . . .         2,002          1,602
      Additional paid-in capital (Note 3(c), 4 & 5) . . . . . . . . . . .    16,724,176      8,921,791
      Additional paid-in capital - stock options. . . . . . . . . . . . .       750,000        750,000
      Deferred compensation (Note 5). . . . . . . . . . . . . . . . . . .      (250,000)      (250,000)
      Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .   (14,150,080)   (11,697,807)
-------------------------------------------------------------------------  -------------  -------------

 TOTAL STOCKHOLDERS EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . . .    3,076,348     (2,274,414)
-------------------------------------------------------------------------  -------------  -------------

                                                                           $  4,802,813   $    772,679
-------------------------------------------------------------------------  -------------  -------------
-------------------------------------------------------------------------  -------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                     2
                                    PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three-Months Ending                     Nine-Months Ending

Three and Nine Months Ending           2004        %       2003        %       2004          %       2003          %
September 30, 2004 and 2003
 NET SALES . . . . . . . . . . . . .  $1,230,126   100.0%  $ 767,780     100%  $ 3,445,569   100.0%  $ 2,054,576     100%

 TOTAL COST OF SALES . . . . . . . .     952,944    77.5%    642,940    83.7%    2,702,583    78.4%    1,682,424    81.9%

 GROSS MARGIN. . . . . . . . . . . .     277,182    22.5%    124,840    16.3%      742,986    21.6%      372,152    18.1%
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------

 OPERATING EXPENSES
  Marketing and sales expense. . . .     120,367     9.8%    112,321    14.6%      335,652     9.7%      311,368    15.2%
  Research and development . . . . .       4,522     0.4%     20,555     2.7%       39,326     1.1%      272,537    13.3%
  Stock and stock option
   based compensation. . . . . . . .           -     0.0%      4,685     0.6%            -     0.0%        4,685     0.2%
  General and administrative . . . .     103,527     8.4%    137,324    17.9%      274,458     8.0%      661,943    32.2%
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------

 TOTAL OPERATING EXPENSES. . . . . .     228,416    18.6%    274,885    35.8%      649,436    18.8%    1,250,533    60.9%
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------

 PROFIT (LOSS) FROM OPERATIONS . . .      48,766     4.0%   (150,045)  -19.5%       93,550     2.7%     (878,381)  -42.8%
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------

 NON-OPERATING EXPENSE (INCOME)
   Interest income . . . . . . . . .      (5,619)   -0.5%          -     0.0%       (5,619)   -0.2%            -     0.0%
   Interest expense. . . . . . . . .      23,110     1.9%     30,056     3.9%       62,633     1.8%       64,683     3.1%
   Non-cash interest expense
    debt discount (Note 4) . . . . .           -     0.0%    (88,408)  -11.5%            -     0.0%      112,500     5.5%
   Gain on Building Sale (Note 3(a))     (29,318)   -2.4%    (29,318)   -3.8%      (87,954)   -2.6%      (78,181)   -3.8%
   Non-Cash Loan Fee -
    Equity Conversions (Note 3(c)) .     663,481    53.9%    148,412    19.3%    2,456,794    71.3%      148,412     7.2%
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------

 TOTAL NON-OPERATING EXPENSE . . . .     651,654    53.0%     60,742     7.9%    2,425,854    70.4%      247,414    12.0%
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------

 LOSS BEFORE TAXES . . . . . . . . .    (602,888)  -49.0%   (210,787)  -27.5%   (2,332,304)  -67.7%   (1,125,795)  -54.8%

 INCOME TAX PROVISION. . . . . . . .           -     0.0%     (2,526)   -0.3%            -     0.0%            -     0.0%

 NET LOSS. . . . . . . . . . . . . .  $ (602,888)  -49.0%  $(208,261)  -27.1%  $(2,332,304)  -67.7%  $(1,125,795)  -54.8%
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------
 NET LOSS PER SHARE:
   Net loss. . . . . .                $    (0.03)          $  (0.01)           $    (0.13)           $     (0.07)
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------
   Weighted-Average
    Shares Outstanding                19,228,019           15,525,203            18,019,886            15,408,961
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------
------------------------------------  -----------  ------  ----------  ------  ------------  ------  ------------  ------


The accompanying notes are an integral part of these consolidated financial statements.

                                     3
                                    PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


 For the Nine Months Ending September 30, 2004 and 2003 . . . .         2004          2003
---------------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(2,332,304)  $(1,125,795)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization. . . . . . . . . . . .       55,236       153,023
           Gain on building sale. . . . . . . . . . . . . . . .      (87,954)      (78,181)
           Non-cash interest expense - convertible debt program            -       112,500
           Non-cash loan fees . . . . . . . . . . . . . . . . .    2,456,794       153,028
           Change in operating assets and liabilities:. . . . .      (25,552)     (159,147)
---------------------------------------------------------------  ------------  ------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . .       66,220      (944,572)
---------------------------------------------------------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the sale of building. . . . . . . . . . . .            -     3,150,124
      Purchases of fixed assets . . . . . . . . . . . . . . . .     (165,770)       (3,100)
---------------------------------------------------------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . .     (165,770)    3,147,024
---------------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Principle payments on notes payable . . . . . . . . . . .      (32,555)   (2,542,131)
      Principal payments on capitalized lease obligations . . .       (9,163)      (25,306)
      Payments on notes payable - related party . . . . . . . .     (614,778)     (179,999)
      Proceeds from issuance of common and preferred stock. . .    3,783,725       466,115
      Payments on convertible debt program. . . . . . . . . . .     (257,736)
      Proceeds from revolving credit facility . . . . . . . . .      458,908       623,186
---------------------------------------------------------------  ------------  ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . .    3,586,137    (1,915,871)
---------------------------------------------------------------  ------------  ------------
 NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . .    3,486,587       286,581
---------------------------------------------------------------  ------------  ------------
 CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . .      592,006        27,648
---------------------------------------------------------------  ------------  ------------
 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . .  $ 4,078,593   $   314,229
---------------------------------------------------------------  ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                     4
                                    PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)

 For the Nine Months Ending September 30, 2004 and 2003      2004     2003
-------------------------------------------------------  --------  -------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest . . . . . . . . . . . . . . . . . .  $305,038  $30,470

 NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

During the nine-months ending September 30, 2004 the Company issued 1,954,661 shares of its common stock to the Laurus Master Fund from conversions under its revolving credit facility, thereby realizing a corresponding reduction in current liabilities of approximately $1,240,507 The Company recorded additional non-cash loan fees of approximately $1,718,120 and charged these fees to expense.

During  the  nine-months  ending  September  30, 2004 the Company issued 589,212 shares of its common stock to the participates in our convertible debt program in 2003 from conversions of warrants thereby receiving cash in the amount of $227,500. The Company recorded additional non-cash loan fees of approximately $738,700 and charged these fees to expense.
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                     5
                                    PAGE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS  OF  PRESENTATION

The accompanying consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiary, SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 6, 2004 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the nine-months ending September 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2004 or any future period, and the Company makes no representations related thereto.

As of September 30, 2004, management continues the opinion that the Company's auditors, PKF, expressed in their formal auditors' opinion dated February 11, 2004 (except for Note 11 as to which the date is April 2, 2004), that in their opinion, based on their audit, the Company's consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2003, and the consolidated results of the Company's operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements as of September 30, 2004 have been prepared assuming the Company will continue as a going concern.

During the first nine-months of 2004, the Company had a working capital balance of $3,788,783 and incurred a net loss of $2,332,304 as compared to a working capital deficit of $758,059 and a net loss of $1,125,795 for the same nine-month period in 2003. Also during the first nine-months of 2004, the Company had non-operating expenses of $2,425,855 as compared to $247,414 for the same nine-month period in 2003, with the majority of the increase representing non-cash interest expenses.

On March 31, 2004, the Company was awarded a $43,362,271 contract from the Missile Defense Agency. The first Task Order was awarded on April 1, 2004 and completed on September 30, 2004. The second Task Order was awarded on October 20, 2004 and is expected to be completed by January 31, 2006.

Management intends to obtain new commercial and government contracts, reduce the utilization of its revolving credit facility in 2004 and possibly raise some additional equity capital in a public or private offering or fund-raising effort in 2005 or beyond. There can be no assurance that existing contracts will be completed successfully or that new contracts or additional debt or equity financing that may be needed to fund operations will be available or, if available, obtained in sufficient amounts necessary to meet the Company's needs or on terms that are favorable to the Company. Management does believe that, if current contracts remain on schedule and are funded as expected, they will be sufficient to fund the Company through 2005.

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

                                     6
                                    PAGE

Beginning in the second quarter of 2002, the Company's capitalized software costs were amortized over their estimated useful lives using the straight-line method. Periodically and at least annually, management performs a review for impairment in accordance with SFAS No. 144. During the nine-months ended September 30, 2003, these capitalized software costs were fully amortized.

2.       REVENUE  RECOGNITION

The Company's revenues for the nine-months ending September 30, 2004 were derived primarily from United States government cost plus fixed fee (CPFF) contracts compared to a predominance of fixed price contracts for the same nine-months in 2003. Revenues from the CPFF contracts during the first nine-months  of  2004  were  recognized  as  expenses  were incurred compared to revenues from fixed price contracts for the same period in 2003, which were recognized using the percentage-of-completion method. Estimated contract profits are taken into earnings in proportion to revenues recorded. Revenues under certain long-term fixed price contracts, which provide for the delivery of minimal quantities or require significant amounts of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where revenues and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Time and material revenues are recognized as services are preformed and costs incurred. Losses on contracts are recognized when estimated costs are reasonably determined. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis depending on the terms and conditions of the specific contract. Time and material revenues are recognized as services are performed and costs incurred.

Deferred revenue represents amounts collected from customers for projects, products or services to be provided at a future date. Deferred revenue for the nine-months ended September 30, 2004 was $49,779 and primarily represented advanced payments on our small private fixed price contracts.

3.     NOTES  PAYABLE

a)     Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten
(10) years ending in January 2013. As of September 30, 2004, the deferred gain was $977,267. This amortization will be included in the Company's occupancy and facility expense and totaled $87,954 and $78,181 for the nine-months ending September 30, 2004 and 2003, respectively.

                                     7
                                    PAGE

Deferred  Gain  consisted  of  the  following:

Nine-Months Ending September 30, 2004

Original Deferred Gain. . . . . . . .  $1,172,720
Less Amortization 2003. . . . . . . .    (107,499)
Less Amortization 2004. . . . . . . .     (87,954)
--------------------------------------------------
                                       $  977,267
--------------------------------------------------

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranges from 0% to 8%. At September 30, 2004 and 2003, the outstanding balances on these notes were $55,036 and $99,666, respectively, with interest expense for the nine-months ending September 30, 2004 and 2003 of $3,691 and $5,638, respectively.

Future  minimum  principal  payments  on  settlement  notes  are  as  follows:


For Twelve Months Ending
September 30,

2005. . . . . . . . . . . . . . . . . .  $36,239
2006. . . . . . . . . . . . . . . . . .   18,797
2007. . . . . . . . . . . . . . . . . .        0
------------------------------------------------
Total Settlement Notes. . . . . . . . .  $55,036
------------------------------------------------

b)     Related  Parties

The Company had a note payable to its CEO. At September 30, 2004 and 2003, the balances were $0 and $586,397, respectively, with interest accruing at 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%. As part of the Company's preferred stock offering (see Note 5), the note was paid in full during the third quarter of 2004.

Interest expense on this note was $29,256 and $27,899 for the nine-month periods ending September 30, 2004 and 2003, respectively.

c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus Master Fund, Ltd. ("Laurus"), which were filed on Form 8-K dated June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets. The net proceeds from the Convertible Note are used for general working capital needs. Advances on the Convertible Note may be repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Note carries an interest rate of WSJ Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Approximately $29,600 in interest and approximately $4,000 fees were accrued under the revolving credit facility in the first nine-months of 2004. There was no outstanding balance on the revolving credit facility at September 30, 2004.

                                     8
                                    PAGE

The Company filed a Form SB-2 registration statement on July 25, 2003 in connection with this transaction. The shares were registered with the Securities and Exchange Commission ("SEC") for public resale on August 6, 2003 and subsequently updated the filing on May 7, 2004. Once the market price exceeded 118% of the fixed conversion price, which occurred on or about July 21, 2003, the Company obtained the ability to pay amounts outstanding under the revolving credit facility in cash or shares of its common stock at the fixed conversion price. The Convertible Note includes a right of conversion in favor of Laurus.
Laurus has exercised its conversion rights from time to time on outstanding balances. When Laurus chooses to exercise its conversion rights, the Convertible
Note  is  convertible  into  shares  of  the  Company's  common stock at a fixed conversion  price,  subject  to  adjustments  for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the agreements). The agreement was modified on March 31, 2004 to provide for a six-month waiver to us and a fixed conversion price to Laurus of $0.85 per share on the first $500,000 after the first $1 million. The agreement was further modified on August 25, 2004 to provide for a fixed conversion price to Laurus of $1.00 per share on the next $1 million. Thereafter, the fixed conversion price will be adjusted after conversion of $2.5 million to 103% of the then fair market value of our common stock ("Adjusted Fixed Conversion Price").

Laurus converted 1,954,661 shares to reduce the Company's debt by $1,240,507 for the nine-month period ending September 30, 2004. Laurus converted a total of 2,369,661 shares to reduce the debt by $1,468,757 since the inception of the revolving credit facility. For the nine-month period ending September 30, 2004, the Company expensed $1,718,120 for the non-cash loan fee expense based on the fair market value of the stock when Laurus converted and approximately $1,857,000 for the non-cash loan fee expense since the inception of the revolving credit facility. The fair market value used in 2003 was established using a 20% discount to the closing price on the date of conversion based on the restricted and thinly-traded nature of the Company stock in 2003 and the fair market value used in 2004 was established using the closing price on the date of conversion with no discount taken due to the increased volume in the Company's stock.

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

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year, which was expensed as additional interest expense in 2003. The Company is required to pay a continuation fee of $10,000 each year thereafter. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock for the initial $1 million revolving credit facility, as stated herein. The warrant exercise price is computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

                                      9
                                    PAGE

In addition to the initial warrant, the Company was obligated to issue an additional five-year warrant to Laurus to purchase one share of common stock at an exercise price equal to 125% of the Adjusted Fixed Conversion Price for every ten dollars ($10) in principal of the Convertible Note converted into common stock if and when over $1 million is converted under the revolving credit facility. The value of the warrant was determined when issued, and was treated as additional interest expense and will be amortized over the remaining term of the Convertible Note, unless sooner terminated. On June 18, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.0625 per share in relation to the $500,000 revolving credit facility expansion convertible at $0.85 per share. Since no more than an aggregate of 100,000 shares of the Company's common stock were authorized as additional warrants under the Laurus Agreements, on August 25, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.925 per share in relation to the $1 million revolving credit facility expansion convertible at $1.00 per share.

The Company may terminate its agreements with Laurus before the end of the initial three year term and Laurus will release its security interests upon payment to Laurus of all obligations, if the Company has: (i) provided Laurus with an executed release of all claims which the Company may have under the agreements; and, (ii) paid to Laurus an early payment fee in an amount equal to
(x) three percent (3%) of the Capital Availability Amount if such payment occurs after the first anniversary (i.e., June 3, 2004) and prior to the second anniversary of the Initial Term; and, (y) two percent (2%) of the Capital Availability Amount if such payment occurs after the second anniversary and prior to the end of the Initial Term. The early payment fee is also due and payable by the Company to Laurus if the Company terminates its Agreement after the occurrence of an Event of Default, as defined in the agreements.

As stated above, in conjunction with the Company's Preferred Stock financing on August 25, 2004, Laurus agreed to extend our current revolving credit facility reported on Form 8-K filed June 18, 2003 from $1.0 million to $1.5 million. The first $1.0 million converted under the revolving credit facility was converted last year and earlier this year at a rate of $0.55 per share. On March 31, 2004, the conversion price for the next $500,000 under the revolving credit facility was set at $0.85 per share. The next $1 million under the revolving credit facility will be convertible at a rate of $1.00 per share. There was no balance on the revolving credit facility at September 30, 2004; however, the Company did draw $1 million on the revolving credit facility in October 2004, since Laurus has committed to convert the next $1.0 million drawn on the Convertible Note into our common stock on or prior to December 31, 2004.

4.     CONVERTIBLE  DEBT  NOTES  PAYABLE

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible notes to various directors and officers of the Company. The total funding was completed on November 14, 2002. The convertible notes entitled the holder to convert the principal and unpaid accrued interest into the Company's common stock when the notes matured. The maturity on the notes was six (6) months from issue date. On March 25, 2003, an amendment was executed which extended these notes an additional six (6) months. The convertible notes were exercisable into a number of the Company's common shares at a conversion price that equaled the 20-day average ask price less 10%, established when the note was issued, or the initial conversion price.

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

                                     10
                                    PAGE

All debt discounts are to be amortized as additional interest expense over the term of the convertible notes. As of September 30, 2003, $475,000 was reflected as debt discount of which $267,879 was amortized to non-cash interest expense and $155,379 was credited back to compensate for an adjustment during the nine-months ending September 30, 2003. Fair market value of the stock was determined by discounting the closing market price on the date of the transaction by 20%, based on the nature of the restricted securities and thinly traded stock.

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

Balances  as  of  September  30,  2004  were:


Convertible debentures - beginning balance .  $ 475,000
     Total interest expense incurred . . . .  $  20,236
     Accrued interest paid - current year. .  $ (18,161)
     Accrued interest paid - prior year. . .  $  (2,075)
     Convertible debtures paid . . . . . . .  $(237,500)
     Convertible debtures converted. . . . .  $(237,500)
-------------------------------------------------------
                                              $(475,000)
-------------------------------------------------------
Convertible debentures - ending balance. . .  $       0
--------------------------------------------  ----------

Debt discount (Warrants) - beginning balance  $ 475,000
     Amount forfeited. . . . . . . . . . . .  $(237,500)
     Amount expensed prior year. . . . . . .  $(125,000)
     Amount expensed current year. . . . . .  $(267,879)
     Current year - adjustment . . . . . . .  $ 155,379
-------------------------------------------------------
                                              $(475,000)
-------------------------------------------------------

Debt discount (Warrants) - ending balance. .  $       0
--------------------------------------------  ----------

5.     STOCKHOLDERS'  EQUITY  -  PREFERRED  STOCK,  COMMON  STOCK  AND  WARRANTS

PREFERRED  STOCK

On August 25, 2004, the Company entered into a Securities Purchase Agreement with the Laurus Master Fund, Ltd., whereby the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share (the "Stated Value"). The preferred shares are convertible into shares of the Company's $0.0001 par value common stock at a rate of $1.54 per share at any time after the date of issuance, and pay quarterly, cumulative dividends at a rate of 6.85% with the first payment due on January 1, 2005. As of September 30, 2004, approximately $17,600 has been accrued for dividends and are payable in cash or shares of our common stock at the holder's option with the exception that dividends must be paid in shares of our common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. The preferred shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed the conversion rate or (b) the Stated Value if the average closing price of our common stock for the 22 days immediately preceding the date of conversion exceeds the Stated Value. The preferred shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The preferred shares have no voting rights.

                                     11
                                    PAGE

In conjunction with the Preferred Shares, the Company issued a five-year common stock purchase warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share. The Company committed to register all of the shares of its common stock underlying the Preferred Shares and the warrant, as well as shares payable as dividends on the Preferred Shares, for resale.

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

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the periods ending September 30, 2004 and 2003 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the nine-month period ending September 30, 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:


Nine-Months Ending September 30,         2004          2003
------------------------------------------------------------
Net loss:
 As reported . . . . . . . . . .  $(2,332,304)  $(1,125,795)
 Pro forma . . . . . . . . . . .  $(2,635,729)  $(1,333,368)
------------------------------------------------------------
Loss per Share:
 As reported . . . . . . . . . .  $     (0.13)  $     (0.07)
 Pro forma . . . . . . . . . . .  $     (0.15)  $     (0.08)
------------------------------------------------------------

On November 21, 1997, the Company entered into a five (5) year employment agreement with its CEO. On July 16, 2000, the Company amended the employment agreement with its CEO extending the term until July 16, 2005. As part of the original employment agreement, the Company granted options to the CEO to purchase up to 2,500,000 shares of the Company's $.0001 par value restricted common stock.

                                     12
                                    PAGE

The options are subject to the following vesting conditions, which were amended on January 21, 2000 and later ratified by the Board on July 16, 2000. The agreement provided an option for the Board to award options on an additional 1,500,000 shares of restricted common stock at a later date. The exercise prices are set forth in the following chart:


                                                                                                                  Exercise
                       Number                                                                                    price per
                       Of shares         Vesting Conditions                                                          share
----------------       ---------         -----------------------------------------------------------   -----------------
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
                       250,000. . . . .  Upon the Company market capitalization reaching $250 million    $          5.00
                       500,000. . . . .  Upon the Company market capitalization reaching $500 million    $         10.00
                       750,000. . . . .  Upon the Company market capitalization reaching $1 billion      $         20.00
----------------       ---------         -----------------------------------------------------------   -----------------


All  options  expire  on  July  16,  2010.

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

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that affect the Company during the third quarter 2004. For past pronouncements please refer the Company's 10-KSB filed on April 6, 2004.

7.     SUBSEQUENT  EVENTS

On October 15, 2004, the Company drew $1.0 million down on its revolving credit facility with Laurus. In addition to the commitment on August 25, 2004, for the Company to issue 250,000 shares of its Series C Convertible Preferred Stock, par value $0.001 per share to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share, Laurus agreed to extend the Company's current revolving credit facility reported on Form 8-K filed June 18, 2003 from $1.0 million to $1.5 million. The first $1,000,000 converted under the revolving credit facility was converted last year and earlier this year at a rate of $0.55 per share. On March 31, 2004, the conversion price for the next $500,000 under the revolving credit facility was set at $0.85 per share. The next $1 million under the revolving credit facility will be convertible by Laurus at a rate of $1.00 per share. Laurus has committed to convert the $1,000,000 into Common Stock on or prior to December 31, 2004. On October 4, 2004, the Company filed a registration statement with the Securities and Exchange Commission related to the revolving credit facility as well as the Series C Convertible Preferred Stock. The Company made a request for acceleration, which was granted by the Securities and Exchange Commission and the registration statement was declared effective on November 4, 2004.


                                     13
                                    PAGE

On October 20, 2004, the Company was awarded the second Task Order in a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract to conduct a micro satellite distributed sensing experiment, an option for a laser communications experiment, and other micro satellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency originally awarded on March 31, 2004. This second Task Order has a value of $8,257,283 out of the total contract amount of $43,362,271. The value of the first Task Order was $1,141,404, which was successfully completed by September 30, 2004. The period of performance for the second Task Order is approximately sixteen months, i.e., October 1, 2004 through January 31, 2006. The principal place of performance will be Poway, California. The micro satellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance micro satellites to support national missile defense. The milestone-based, multiyear, multiphase contract had an effective start date of March 1, 2004 for the first Task Order and October 1, 2004 for the second Task Order. The overall contract calls for the
Company to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying microsats to be networked on-orbit with high speed laser communications technology.

                                     14
                                    PAGE

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

OVERVIEW

We are a high-tech space company engaged in the conception, design, development, manufacture, integration and operation of space technology systems, products and services. We are currently focused on the commercial and military development of low cost micro satellites, nano satellites and related subsystems, hybrid rocket propulsion systems for in-space use, hybrid-based expendable launch vehicles and human space flight vehicles, as well as, associated engineering and technical services primarily to government agencies, specifically the Department of Defense and the private sector. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated high performance, lower cost micro and nano satellites, hybrid rocket-based launch vehicles, Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems.

Although we believe there will be a commercial market for our micro satellite and nano satellite products and services in the long-term, the early adopters of this technology appear to be government military agencies and our "products" are considered to be the outcome of specific "projects." We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets and small high performance space vehicles and subsystems for commercial customers.

                                     15
                                    PAGE

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

SELECTION  OF  SIGNIFICANT  CONTRACTS

On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a micro satellite distributed sensing experiment, an option for a laser communications experiment, and other micro satellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach, with the first Task Order for approximately $1.1 million awarded on April 1, 2004 and completed by September 30, 2004. The second Task Order for approximately $8.3 million was awarded on October 20, 2004. The principal place of performance will be Poway, California. We expect to complete the work under the contract before March 2009. Government contract funds will not expire at the end of the current government fiscal year. The micro satellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance micro satellites to support national missile defense. The milestone-based, multiyear, multiphase contract has an effective start date of March 1, 2004. Approximately $1.14 million of revenue has been generated since the beginning of this contract. The first phase, (i.e., first Task Order), resulted in detailed mission and micro satellite designs. The second phase, (i.e., second Task Order), was signed on October 20, 2004 with an effective date of October 1, 2004, so work has already begun on this second Task Order. The second phase is expected to be completed by January 2006. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking micro satellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying micro satellites to be networked on-orbit with high speed laser communications technology. The third phase is anticipated to begin on or before February 2006.

On October 2, 2003, we were awarded an exclusive, follow-on contract to provide the hybrid rocket motor systems and components for SpaceShipOne. We provide our facilities, resources and a team of launch vehicle and hybrid propulsion engineers  and  technical  personnel  in  continued  support of the SpaceShipOne program. The contract called for us to use our best efforts to satisfy the requirements of the SpaceShipOne program, based on our experience with the prior phases. We provided re-usable flight test hardware, including a bulkhead, commonly known as the SpaceDev bulkhead, machined in the flight configuration, a main oxidizer valve of the current design and associated interfaces and plumbing to the SpaceDev bulkhead, a motor control system, igniter housings, pressure transducers, and thermocouples as required for input to the motor control system. In addition, we produced and assembled test motors, including but not limited to, all expendable or semi-reusable materials as defined by our baseline design motor. We also provided on-site engineering test support and post-test analysis. Provisions were made in the contract for minimum monthly payments in the event of customer schedule slippage as well as additional levels of support via engineering change orders, if required. The total contract value is estimated at $615,000. Approximately $610,000 of revenue was realized in the nine-months ending September 30, 2004, with approximately $147,000 from engineering  change  orders  and  the  remaining  $463,000  from  the  contract.

                                     16
                                    PAGE

On July 9, 2003, we were awarded a contract by the Missile Defense Agency ("MDA") to explore the use of micro satellites in national missile defense. It was a precursor contract to the $43 million contract mentioned above. Our micro satellites are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study explored fast response micro satellite launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of micro satellites; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract was successfully concluded on February 27, 2004. The total contract value was $800,000 with approximately $318,000 of revenue realized in the nine-month period ending September 30, 2004. The total value of our micro satellite studies for MDA was over $1 million in 2003. This contract was considered an investigatory phase by MDA.

Also, on July 9, 2003, we were awarded a Phase I Small Business Innovation Research ("SBIR") contract by Air Force Research Lab ("AFRL") to design and effectively begin the development of our small launch vehicle ("SLV"). The SpaceDev SLV will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The SpaceDev SLV concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract was valued at approximately $100,000, and was a fixed price, milestone-based agreement, which was completed in about one year. The Phase II of this SBIR was awarded on September 29, 2004 and is worth approximately $1,557,000. The contract outlines the development and test firing of our large Common Core Booster for the SpaceDev small launch vehicle. Congress has awarded us approximately $3.0 million in additional funding for this project, which we expect will be available by mid-2005. We believe that there is additional interest by Congress in providing further funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us. Revenue from this project for the nine-month period ending September 30, 2004 was approximately $58,000.

Finally, on July 9, 2003, we were awarded a Phase I contract to develop micro and nano satellite bus and subsystem designs. This AFRL SBIR contract, valued at approximately $100,000, will enable us to explore the further miniaturization of our unique and innovative micro satellite subsystems. It will also enable us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract is fixed price, milestone-based and should be completed within one year. On August 23, 2004 we were awarded the Phase II of this SBIR, which was later amended on September 8, 2004 to shorten the length of the overall contract, worth approximately $739,000 for carry-forward work. Revenues for the nine-month period ending September 30, 2004 were approximately $52,000 for Phase I and approximately $8,600 for Phase II.

On July 24, 2003, we were awarded a contract by Lunar Enterprise of California for a first phase project to begin developing a conceptual mission and spacecraft design for a lunar lander program. The unmanned mission will be designed to put a small dish antenna near the south pole of the Moon. From that location it will be in near-constant sunlight for solar power generation, and should be able to perform multi-wavelength astronomy while communicating with ground stations on Earth. The contract value was $100,000 and was completed by November 2003. We were awarded a follow-on phase to further analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements on July 20, 2004 in the amount of $150,000. Although this project is currently unfunded, if the project were to proceed past the analysis stage, the total mission cost could exceed $50-$75 million. Again, we can give no assurance that any additional contracts will be awarded to us from this contract.

                                     17
                                    PAGE

On December 18, 2003, we were awarded a contract by the Defense Advanced Research Projects Agency ("DARPA") for the study of Novel Satcom Microsat Constellation Deployment. The contract is a milestone-based, fixed price contract with total consideration of approximately $200,000. On August 6, 2004, an additional $39,849 was added to the contract for increased scope bringing the total contract value on this fixed price effort to approximately $240,000. Revenues for the nine-month period ending September 30, 2004 were approximately $200,000. We expect to either further expand this award or obtain new awards under this program; however, there can be no assurance as to whether such work will be awarded to us, or, if awarded, there can be no assurance as to the amounts or terms of the awards.

On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for AFRL. We received an award for Phase II of the contract on March 28, 2003, and will use the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) are worth up to approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. AFRL Phase II is a cost-plus fixed fee contract. In order to complete AFRL Phase II, we requested and were granted approximately four months of additional time and approximately $240,000 of additional funding, memorialized by a contract amendment executed on July 7, 2004. In addition to the Phase I and Phase II awards, there is an option worth approximately $800,000, which was initiated on May 3, 2004. The additional funding to complete AFRL Phase II came in part from the original $1 million option; thereby reducing the option to approximately $800,000. An additional effort to develop a miniaturized Shuttle-compatible propulsion module has been added to this contract worth approximately $150,000. Revenues for the nine-month period ending September 30, 2004 were approximately $945,000 for AFRL Phase II, including the exercised option, and approximately $12,000 for the new add on contract.

In November 1999, we won a $4.9 million turnkey mission contract by the Space Sciences Laboratory ("SSL") at UCB. We were competitively selected by UCB/SSL to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and only successful mission of NASA's low-cost University-Class Explorer ("UNEX") series to date. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. The satellite achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating, and is continuing to work well in orbit after one year. In 2000, we reviewed the contract status at year-end and determined that the total estimated costs at the end of the program would exceed the likely revenue. As a result, we accrued a loss of approximately $860,000 based on the expected contract modification of $600,000, which was approved on June 15, 2001. On November 28, 2001, a second contract modification was signed with UCB, which added approximately $1.2 million to the contract as well as an increase in contract scope. This increased the total contract revenue to approximately $6.8 million and reduced the total expected loss on the contract to approximately $460,000. During 2002, an additional contract modification for approximately $400,000 was signed, which also increased the contract value and increased the scope of the contract to the current value of the CHIPSat project of approximately $7.4 million, thereby increasing the total expected loss to approximately $514,000. In retrospect, some of the CHIPSat expenses creating the loss could have been recorded as research and development costs associated with our ongoing satellite design and development programs. As of December 31, 2003, the total contract costs were expended, mainly as cost of goods sold. The original support contract expired on December 31, 2003. CHIPSat is still operating successfully and providing UCB with new and interesting data. UCB requested to extend the program and we negotiated a new time and materials contract in the first quarter of 2004 in the form of a purchase order with UCB for continuing support of this project. The contract will continue until UCB decides that no further relevant information is forthcoming or funding is terminated, at which time the use of the micro satellite will revert to NASA and then to us. Revenues for the nine-month periods ending September 30, 2004 and 2003 were approximately $25,000 and $392,000, respectively.

                                     18
                                    PAGE

RESULTS  OF  OPERATIONS

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

     Nine-Months Ending September 30, 2004 -vs.- Nine-Months Ending September 30, 2003

During the nine-months ending September 30, 2004, we had net sales of approximately $3,446,000 as compared to net sales of approximately $2,055,000 for the same nine-month period in 2003, an increase of over 67%. Sales increased primarily due to the addition and expansion of government contacts, e.g., AFRL and MDA, which created new revenue opportunities for us. Revenues in the nine-month period ending September 30, 2004 were comprised of approximately $957,000 from AFRL Phase II including add on effort, $1,141,000 from MDA Phase I, $318,000 from the MDA Phase 0, $610,000 from SpaceShipOne, $200,000 from our DARPA contract, $110,000 from the two SBIR contracts listed above, $40,000 from Phase B of the Lunar Lander Project and $70,000 from all other programs. During the same period of 2003, sales were comprised of approximately $410,000 from SpaceShipOne, $395,000 from the MDA project, $346,000 from the CHIPSat program, $705,000 from Phase I and Phase II of the AFRL project and approximately
$199,000  from  all  other  programs.

For the nine-month period ending September 30, 2004, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $2,703,000, or 78.4% of net sales, as compared to approximately $1,682,000, or 81.9% of net sales, during the same period in 2003. The increase in cost of sales was primarily due to higher revenues since the majority of our current contracts are cost plus fixed fee contracts. We continue to focus efforts on developing project management skills and reports and we are in the process of implementing a new project management and project accounting software package to assist in the efficient and effective management of our projects. The gross margin percentage for the nine-month period ending September 30, 2004 was 21.6% of net sales, an increase of 3.7% of net sales, as compared to 18.1% of net sales for the same nine-month period in 2003, mainly due to the improved management of our projects and the influence of our fixed priced contracts, which carry higher margins than our cost plus contracts.

We experienced a decrease of approximately $601,500 in operating expenses from approximately $1,250,500, or 60.9% of net sales, for the nine-month period ending September 30, 2003 to approximately $649,000 or 18.8% of net sales, for the nine-month period ending September 30, 2004, primarily due to non-recurring development costs of CHIPSat in 2003, amortization of software costs in 2003 and a refinement of our allocation model in 2004. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses and research and development expenses as well as stock and stock option based compensation expenses. Fluctuations in operating expenses for 2004 from 2003 are primarily attributable to the following:

     - Marketing and sales expenses increased slightly during the first nine-months of 2004 compared to the same period in 2003. The increase in marketing and sales expense, from approximately $311,000, or 15.2% of net sales, for the nine-month period ending June 30, 2003, to approximately $336,000, or 9.7% of net sales, during the same period in 2004, are mainly due to personnel expenses related to our decision to expand the marketing and sales department. The fact that there was only a slight increase is primarily attributable to our Vice President of Business Development doubling as Project Manager for our MDA project with a significant portion of his expenses being charged directly to projects.

     - Research and development ("R&D") expenses decreased during the first nine-months of 2004 from approximately $272,500 or 13.3% of net sales in 2003 to approximately $39,000 or 1.1% of net sales for the nine-month period ending September 30, 2004, mainly due to non-recurring engineering development costs of CHIPSat in 2003 and our decision to focus our limited resources on billable projects and develop new technologies under existing contracts in 2004 and beyond.

                                     19
                                    PAGE

     - The decrease of approximately $387,000 in G&A expenses from approximately $662,000 for the nine-month period ending September 30, 2003 to approximately $274,000 for the same nine- month period in 2004 was primarily due to software amortization expense of $104,000 in 2003, which is no longer present in 2004 as well as refinement of our allocation model to more appropriately classify certain expenses as cost of goods sold rather than G&A.

Non-operating expense (income) consists of interest expenses, non-cash interest expenses, non-cash debt discount expense and deferred gain on the sale of our building, as well as, other loan fees and expenses.

     - Interest expense for the nine-month period ending September 30, 2004 and 2003 was approximately $62,600, or 1.8% of net sales, and $65,000, or 3.1% of net sales, respectively. The slight decrease was due to lower notes payable in 2004. Interest expense is comprised of interest on our note to our CEO, interest on our revolving credit facility/convertible debt and interest on our settlement notes/capital leases. For the nine-month period ending September 30, 2004 and 2003, interest expense on our note to our CEO was approximately $29,300 and $28,000, respectively. For the nine-month period ending September 30, 2004 and 2003, interest expense on our revolving credit facility/convertible debt was $29,600 and $31,400, respectively. And interest expense on our settlement notes/capital leases for the nine-month period ending September 30, 2004 and 2003 were approximately $3,700 and $5,600, respectively. We also had interest income for the nine-months ending September 30, 2004 of approximately $5,600 from our growing cash balances.

     - We recognized approximately $88,000 and $78,000 of the deferred gain on the sale of the building during the nine-month periods ending September 30, 2004 and 2003, respectively, and we will continue to amortize the remaining deferred gain of approximately $977,267 into non-operating income over the remainder of the lease. In relation to the gain we received on the building, we also accrued an income tax payable expense of $2,526 at September 30, 2003 of which none remained at December 31, 2003. The reduction of the income tax payable was due to a change in estimate based on the net loss we experienced during the year.

     - During the nine-month period ending September 30, 2003, we expensed, in conjunction with our convertible notes, part of the existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000, later reduced to $237,500 based on a conversion in September 2003 of which approximately $112,500 was expensed during the nine-months ended September 30, 2003 and paid or converted in September 2003. There was no debt discount for the first nine-months of 2004.

     - We realized $2,456,794 and $148,412 in non-cash interest expense and loan fees during the nine-months ending September 30, 2004 and 2003, respectively. The non-cash interest expense and loan fees consisted of approximately $1,718,000 related to our revolving credit facility and approximately $739,000 related to the conversion of notes to common stock below fair market value for the nine-month period ending September 30, 2004. We accrued approximately $50,900 of interest for the nine-month period ending September 30, 2004, of which approximately 33,000 represented interest on our revolving credit facility and $17,600 was dividends owed on our preferred stock transaction. We anticipate additional expenses related to similar note to equity conversions during the fourth quarter.

                                     20
                                    PAGE

During the nine-month period ending September 30, 2004, we incurred a net loss of approximately $2,332,000, or 67.7% of net sales, compared to a net loss of approximately $1,126,000, or 54.8% of net sales for the same nine-month period in 2003, primarily due to our non-cash charges as discussed above. During the nine-month period ending September 30, 2004, we incurred an EBITDA (earnings before interest taxes depreciation and amortization) of approximately $149,000, OR 4.3% OF NET SALES, compared to an EBITDA loss of approximately <$725,000>, or
<35.3>  %  of  net  sales,  for the nine-month period ending September 30, 2003.

The following table reconciles EBITDA to net loss for the nine-month period ending September 30, 2004 and 2003, respectively:


FOR THE NINE-MONTHS ENDING . . . . . .  SEPTEMBER 30, 2004    September 30, 2003
                                                 (UNAUDITED)           (Unaudited)
--------------------------------------  --------------------  --------------------

NET LOSS (INCOME). . . . . . . . . . .  $        (2,332,304)  $        (1,125,795)
--------------------------------------  --------------------  --------------------
Interest Income. . . . . . . . . . . .               (5,619)
Interest Expense . . . . . . . . . . .               62,634                64,683
Non-Cash Interest exp. (Debt Discount)                    -               112,500
Gain on Building Sale. . . . . . . . .              (87,954)              (78,181)
 Loan Fee - Equity Conversion. . . . .            2,456,794               148,412
Provision for income taxes . . . . . .                    -                     -
Depreciation and Amortization. . . . .               55,236               153,023
--------------------------------------  --------------------  --------------------
EBITDA . . . . . . . . . . . . . . . .  $           148,787   $          (725,358)
--------------------------------------  --------------------  --------------------

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

     Three-Months Ending September 30, 2004 -vs.- Three-Months Ending September 30, 2003

We recorded our seventh consecutive quarter of revenue growth. During the three-month period ending September 30, 2004, we had net sales of approximately $1,230,000 as compared to net sales of approximately $768,000 for the same three-month period in 2003, an increase of over 60.0%. Sales increased primarily due to the addition and expansion of our contracts such as AFRL and MDA, which created new revenue opportunities for us. Revenue only increased 2% from $1,200,692 in the second quarter of 2004, mainly due to our decision to focus resources on new proposal work for new business development opportunities and to a lesser extent to preparing for the introduction of our new project accounting/project management system in October 2004. Revenues in the three-month period ending September 30, 2004 were comprised of approximately $584,000 from MDA Phase I, $283,000 from AFRL Phase II, $216,000 from SpaceShipOne, $63,000 from our DARPA contract, $19,600 from the two SBIR contracts listed above, $40,000 from phase B of the Lunar Enterprises project and $24,400 from all other programs. During the same period of 2003, sales were comprised of approximately $145,000 from the MDA project, $463,000 from Phase II of the AFRL project, $70,000 from the Lunar Enterprises contract, $36,000 from the AFRL SBIR programs, $15,000 from the CHIPSat program, $13,000 from SpaceShipOne, and approximately $26,000 from all other programs.

                                     21
                                    PAGE

For the three-month period ending September 30, 2004, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $953,000 or 77.5% of net sales, as compared to approximately $643,000 or 83.7% of net sales during the same period in 2003. The increase in cost of sales was primarily due to higher revenues since the majority of our current contracts are cost plus fixed fee contracts. We continue to focus efforts on developing project management skills and reports and we are in the process of implementing a new project management and project accounting software package to assist in the efficient and effective management of our projects. The gross margin percentage for the three-month period ending September 30, 2004 was 22.5% of net sales, an increase of 6.2% of net sales, as compared to 16.3% of net sales for the same three-month period in 2003, mainly due to the improved management of our projects and the influence of our fixed priced contracts, which carry higher margins than our cost plus contracts.

We recorded our third consecutive quarter of profit from operations. We experienced a decrease of approximately $47,000 in operating expenses from approximately $275,000, or 35.8% of net sales, for the three-month period ending September 30, 2003 to approximately $228,000, or 18.6% of net sales, for the three-month period ending September 30, 2004, primarily due to non-recurring development costs of CHIPSat in 2003, amortization of software costs in 2003 and a refinement of our allocation model in 2004. Operating expenses include general and administrative expenses ("G&A"), marketing and sales expenses and research and development expenses as well as stock and stock option based compensation expenses. Fluctuations in operating expenses for 2004 from 2003 are primarily attributable to the following:

     - Marketing and sales expenses increased slightly during the three-month period ending September 30, 2004 compared to the same period in 2003. The increase in marketing and sales expense, from approximately $112,000, or 14.6% of net sales, for the three-months ending September 30, 2003, to approximately $120,000, or 9.8% of net sales, during the same period in 2004, was mainly due to more resources being transitioned into efforts on new contracts and the extension of current contracts for the Company. The fact that there was only a slight increase is primarily attributable to our Vice President of Business Development doubling as Project Manager for our MDA project and contributing to other projects with a significant portion of his expenses being charged directly to these projects.

     - Research and development ("R&D") expenses decreased during the three-month period ending September 30, 2004 from approximately $20,500, or 2.7% of net sales in 2003, to $4,500, or 0.4% of net sales for the three-month period ending September 30, 2004, mainly due to non-recurring engineering development costs of CHIPSat in 2003 and our decision to focus our limited resources on billable projects and develop new technologies under existing contracts in 2004 and beyond.

     - The decrease of approximately $33,500 in G&A expenses from approximately $137,000 for the three-month period ending September 30, 2003 to approximately $103,500 for the same three-month period in 2004 was primarily due to a refinement of our allocation model to more appropriately classify certain expenses as cost of goods sold rather than G&A.

     - The decrease of approximately $4,600 in stock and stock option based compensation from approximately $4,600 for the three-month period ending September 30, 2003 to none for the same three-month period in 2004 was due to no equity issuances for products or services in lieu of cash expenditures.

Non-operating expense (income) consists of interest expenses, non-cash interest expenses, non-cash debt discount expense and deferred gain on the sale of our building, as well as, other loan fees and expenses.

                                     22
                                    PAGE

     - Interest expense for the three-month periods ending September 30, 2004 and 2003 was approximately $23,000, or 1.9% of net sales, and $30,000, or 3.9% of net sales, respectively. The slight decrease was due to repayment on our revolving credit facility. Interest expense is comprised of interest on our note to our CEO, interest on our revolving credit facility/convertible debt and interest on our settlement notes/capital leases. For the three-month period ending September 30, 2004 and 2003, interest expense on our note to our CEO was approximately $3,300 and $8,800, respectively. For the three-month period ending September 30, 2004 and 2003, interest expense on our revolving credit facility/convertible debt was $19,000 and $20,000, respectively. And interest expense on our settlement notes/capital leases for the three-month periods ending
     September 30, 2004 and 2003 were approximately $700 and $1,200 respectively. We also earned interest income during the three months ending September 30, 2004 of approximately $5,600 from our growing cash balances.

     - We recognized approximately $29,300 and $29,300 of the deferred gain on the sale of the building during the three-months ending September 30, 2004 and 2003, respectively, and we will continue to amortize the remaining deferred gain of approximately $977,267 into non-operating income over the remainder of the lease. In relation to the gain we received on the building, we also credited our accrued income tax payable expense by ($2,526) during the three-month period ending September 30, 2003, of which none remained at December 31, 2003. The reduction of the income tax payable was due to a change in estimate based on the net loss we experienced during the year.

     - During the three-month period ending September 30, 2003, we expensed in conjunction with our convertible notes, part of the existing convertible debt discount related to warrants that accompanied the convertible debt issue in 2002 of approximately $475,000 which was reduced to $237,500 in conjunction with a repayment and reallocation of remaining warrants. During the three-months ending September 30, 2003 we experienced a credit of ($88,400) which had previously been expensed during prior periods 2003 and paid or converted in September 2003. There was no debt discount for the same period of 2004.

     - We realized $663,481 in non-cash interest expense and loan fees of which $540,000 was related to our revolving credit facility and approximately $124,000 was related to the conversion of notes to common stock below fair market value for the three-month period ending September 30, 2004. We anticipate additional expenses related to similar note to equity conversions in the fourth quarter of 2004.

During the three-month period ending September 30, 2004, we incurred a net loss of approximately $603,000 or 49.0% of net sales, compared to a net loss of approximately $208,000, or 27.1% of net sales, for the same three-month period in 2003, primarily due to our non-cash charges as discussed above. During the three-month period ending September 30, 2004, we incurred an EBITDA (earnings before interest taxes depreciation and amortization) of approximately $71,500, OR 5.8% OF NET SALES, compared to an EBITDA loss of approximately <$103,000>, or
<13.4>  %  of  net  sales,  for  the  three-months  ending  September  30, 2003.

                                     23
                                    PAGE

The following table reconciles EBITDA to net loss for the three-months ending September 30, 2004 and 2003, respectively:


FOR THE THREE-MONTHS ENDING. . . . . .  SEPTEMBER 30, 2004    September 30, 2003
                                                 (UNAUDITED)           (Unaudited)
--------------------------------------  --------------------  --------------------
NET LOSS (INCOME). . . . . . . . . . .  $          (602,888)  $          (208,261)
--------------------------------------  --------------------  --------------------

Interest Income. . . . . . . . . . . .               (5,619)                    -
Interest Expense . . . . . . . . . . .               23,110                30,056
Non-Cash Interest exp. (Debt Discount)                    -               (88,408)
Gain on Building Sale. . . . . . . . .              (29,318)              (29,318)
 Loan Fee - Equity Conversion. . . . .              663,481               148,412
Provision for income taxes . . . . . .                    -                (2,526)
Depreciation and Amortization. . . . .               22,749                46,822
--------------------------------------  --------------------  --------------------
EBITDA . . . . . . . . . . . . . . . .  $            71,515   $          (103,223)
--------------------------------------  --------------------  --------------------

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

                                     24
                                    PAGE

LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH POSITION FOR NINE-MONTHS ENDING SEPTEMBER 30, 2004 -VS.- NINE-MONTHS ENDING SEPTEMBER 30, 2003

Net cash increased during the nine-months ending September 30, 2004 by approximately $3,486,600 to $4,078,600, compared to an increase of approximately $286,500 to $314,200 for the same nine-month period in 2003. Net cash provided by operating activities totaled approximately $66,000 for the nine-months ending September 30, 2004, an increase of approximately $1,011,000 as compared to approximately $945,000 used in operating activities during the same nine-month period in 2003, mainly due to increased revenues combined with the decrease in operating expenses for the first nine-months of 2004 compared to the same period in 2003.

Net cash used in investing activities totaled approximately $166,000 for the nine-months ending September 30, 2004, compared to $3,147,000 provided by investing activities during the same nine-month period in 2003. The decrease in cash provided by investing activities is attributable to the sale of the building on January 31, 2003 and no comparable transaction in 2004. During the first nine-month period in 2004, we invested approximately $80,000 in specialized software and certain upgrades to computer hardware for our engineering team and approximately $80,000 in a new accounting and project management system software.

Net cash provided by financing activities totaled approximately $3,586,000 for the nine-month period ending September 30, 2004, which is an increase of approximately $5,502,000 from the approximately $1,916,000 used in financing activities during the same period in 2003. This is primarily attributable to the repayment of notes payable associated with the building sale in 2003, payments and the pay-off of related party notes in 2004, conversions under our revolving credit facility in 2004, a sale of non-redeemable preferred stock in August 2004 as well as an increase in issuance of common stock from the exercise of stock options and warrants.

At September 30, 2004, our cash was approximately $4,078,600 as compared to approximately $314,200 at September 30, 2003, an increase of approximately $3,764,400, mainly due to conversions under our revolving credit facility, the non redeemable preferred stock sale in August 2004 and the exercise of stock options and warrants.

As of September 30, 2004, our backlog of funded and non-funded business was approximately $49 million, mainly due to the follow-on, five-year contract from MDA for up to $43,362,271. We expect approximately $2 million in revenue from the MDA program in 2004. Although the MDA contract was awarded to us and the first Task Order was issued to us for approximately $1.1 million on April 1, 2004, and the second Task Order was issued to us for approximately $8.3 million on October 20, 2004, there can be no assurance that the contract will be continued through all phases, and if continued, that it will generate the amounts anticipated. Backlog as of September 30, 2003 was approximately $2.6 million.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately $2,218,000 and $2,190,000 as of September 30, 2004 and December 31, 2003, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $828,000 in 2004 from $2,190,000 at December 31, 2003 to $2,218,000 at September 30, 2004.

At September 30, 2004 and 2003, we had federal and state tax net operating loss and capital loss carryforwards of approximately $6.9 million and $6.0 million, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California has suspended the utilization of net operating loss for 2002 and 2003, a partial allowance is in effect in 2004.

                                     25
                                    PAGE

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

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, was published by the Financial Accounting Standards Board on December 31, 2002. The effective date of FASB No. 148 is December 15, 2002. SFAS No. 123 prescribes a "fair value" methodology to measure the cost of stock options and other equity awards. Companies may elect either to recognize fair value stock-based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. We have chosen the latter approach. The immediate impact of SFAS No. 148 is more frequent and prominent disclosure of stock-based compensation costs, starting with financial statements for the year ended December 31, 2002 for companies whose fiscal year is the calendar year. SFAS No. 148 also provides some flexibility for the transition if a company chooses the fair-value cost recognition of employee stock options.

CASH  POSITION  AND  REMOVAL  OF  GOING  CONCERN

As of September 30, 2004, we believe that the opinion our auditors expressed in their formal auditors' opinion dated February 11, 2004 (except for Note 11 as to which the date is April 2, 2004) is still accurate. PKF stated that in their opinion, based on their audit, our consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2003, and our consolidated results of operations and cash flows for the year then ended are in conformity with accounting principles generally accepted in the United States of America. Our ability to continue as a going concern depends upon our ability to ultimately implement our plan, which includes (but is not limited to) generation of substantial new revenue from MDA, by successfully performing under the newly awarded contract and continuing to attract and successfully complete other government and commercial contracts, development of a project management expertise to profitably execute on new business contracts and reduction of the working capital deficit by raising additional capital. We are working with
Laurus, our revolving credit facility provider, and investigating the possibility of raising additional capital to further support operations as new contracts and business opportunities materialize. The prospective funding, as well as new business opportunities, can come from a variety of sources, including public or private equity markets, state and federal grants and government and commercial customer program funding. However, there can be no assurance that we will be able to obtain such funding or contracts as needed or, if such funding or contracts are available, that we can obtain them on terms favorable to us. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment and industry in which we operate.

                                     26
                                    PAGE

On January 31, 2003, we closed escrow on the sale of our facility in Poway, California and entered into a ten-year leaseback. The selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2.4 million. The net proceeds to us for working capital purposes was approximately $636,000.

At the end of 2002, we raised $475,000 from certain of our directors and officers by issuing 2.03% convertible notes. The convertible notes entitled the holder to convert the principal and unpaid accrued interest into our common stock when the note matured. The original maturity on the notes was six (6) months from issue date; however, on March 19, 2003, the maturity date was extended to twelve (12) months from issue date. The convertible notes were exercisable into common shares at a conversion price that equaled the 20-day average asking price less 10%, which was established when the notes were issued, or the initial conversion price. Concurrent with the issuance of the convertible notes, we issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three (3) years from the date of issuance at the initial exercise price, or the initial conversion price on the debentures. On September 5, 2003, we repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the 1,229,705 warrants previously issued. As additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03%. All the note holders accepted the offer and the convertible notes were retired in 2003.

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

On March 31, 2004, we negotiated an amendment to our Secured Convertible Note dated June 3, 2003 with the Laurus Master Fund to add a fixed conversion price at $0.85 per share for the next $500,000 converted under the revolving credit facility, after the initial $1 million conversion. In exchange for the amendment, Laurus granted us a six-month waiver to utilize the full revolving credit facility in advance of eligible accounts. At June 30, 2004, Laurus had converted 1,403,182 shares under the revolving credit facility, which represented approximately $772,000 of debt converted to equity. And on August 25, 2004, we concluded a $2.5 million preferred stock financing with Laurus and agreed to a fixed conversion price of $1.00 per share for the next $1 million converted under the revolving credit facility, after the initial $1.5 million conversion.

We recorded our fourth consecutive quarter of positive cash flow. We realized a small positive cash flow from operations during the fourth quarter of 2003 and the first three quarters of 2004. Our improving EBITDA is an indicator of our financial performance. We expect to continue realizing positive cash flow as well as net losses in 2004. The continued net losses are primarily due to non-cash interest expense and other fees related to our revolving credit facility and debt related warrant conversion. While EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), we believe that by using EBITDA as a measure of performance, we can illustrate the improving results of our core business, despite the net losses derived from financing activities. Our EBITDA was approximately $149,000 for the nine-month period ending September 30, 2004, compared to a negative EBITDA of approximately <$725,000> for the same period in 2003, an improvement of approximately $874,000.

                                     27
                                    PAGE

We recorded our third consecutive quarter of profit from operation, which is a significant indicator of our improving financial performance. Operating results are an important measure of the performance of our core business. We recorded a profit from operations of approximately $49,000 in the third quarter of 2004, compared to a loss from operations of <$150,000> in the third quarter of 2003. We recorded a profit from operations of approximately $103,000 for the nine-months ending September 30, 2004, compared to a loss from operations of
<$878,000>  for  the same period in 2003.  Profits or losses from operations are derived from all expenses excluding interest, taxes, non-cash expenses related to our revolving credit facility and other non-cash financing activities.

We expect to continue showing a positive trend in cash flow and operating profits in 2004. We anticipate that with the projected increase in revenue and backorders from near term contracts, combined with our fiscally responsible budget and project controls, borrowings under our revolving credit facility and exercises of stock options and warrants, that net positive cash flow from operations will be sufficient to fund both operations and capital expenditures in 2005. There is no assurance, however, that we will achieve or sustain any positive cash flow or profitability now or in the future.

RECENT  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that affected the Company during the third quarter of 2004. For past pronouncements please refer to the Company's 10-KSB filed on April 6, 2004.

FORWARD-LOOKING  STATEMENTS  AND  RISK  ANALYSIS

During the first nine-months of 2004, we submitted eight proposals and responses to requests for information for government programs, continued our work with the United States Congress to identify directed funding for our programs and are Actively working to win several significant commercial programs. We believe that we will win some of these programs, which would enable us to continue to grow and broaden our business base, although there can be no assurance that these contracts will be awarded to us.

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

While we do not expect a reduction of government sales, a majority of our government work is contract related and could be affected by political and budget changes. We are beginning to develop commercial products with the long-term idea and vision of becoming a product-oriented company; however, in the short-term, a majority of our revenue is expected to come from government cost plus fixed fee and eventually from firm fixed price contracts. Our definition of short-term is the next three to five years and long-term is five to ten years and beyond. We anticipate winning contracts in both the government and commercial market segments, although there can be no assurance that the contracts will be awarded to us. If they are not awarded to us, based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contracts from the other; however, our inability to win business in both markets would have a negative effect on our business operations and financial condition.

                                     28
                                    PAGE

We believe that we will experience an accelerated growth in sales over the next few years. At this time, all of the forecasted sales for 2004 are under contract. There is no guarantee and there can be no assurance that we will win enough new business to achieve our targeted growth projection in 2005 or to maintain our positive cash flow position. Additionally, there is no guarantee that awarded contracts will not be altered or terminated prior to us recognizing our projected revenue from them. Many contracts have "exit ramps," i.e., provides the customer the right to terminate the contract for any of a variety of reasons, including but not limited to non-performance by us. We do not believe that any of our contracts will be terminated early; however, there can be no assurance that they will not be terminated early in the future. Finally, we do not believe that significant capital expenditures will be required to achieve an increase in sales; however, additional capital will be required to support and sustain our growth.

During the nine-month period ending September 30, 2004, we raised approximately $5,258,000 through a combination of: 1) conversions on our revolving credit facility (approximately $1,241,000); 2) exercises of warrants previously issued (approximately $316,000); 3)issuances under our employee stock purchase plan (approximately $13,000); 4) exercises of employee stock options, mainly from Mr. Lloyd, our former Chief Financial Officer (approximately $1,188,000); and
5)issuance of our preferred stock to the Laurus Master Fund (approximately $2,500,000). During the year ended December 31, 2003, we raised approximately $654,000 through a combination of private sales of our stock (approximately $426,000) and conversions on our revolving credit facility (approximately $228,000). During the year ended December 31, 2002, we raised approximately $475,000 from our convertible debt offering, of which $237,500 plus interest was repaid in 2003. To execute our strategy of growing our Company with small, capable, low-cost micro and nano satellites, hybrid propulsion products and new commercial revenue sources, we may require additional funding and/or significant government and commercial programs. We believe investor or customer funding of $5 to $15 million may be required in 2005, which could come from a combination of private and/or public equity placements or government and commercial customers.

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

                                     29
                                    PAGE

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

                                     30
                                    PAGE

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

                                     31
                                    PAGE

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

ITEM  2.     CHANGES  IN  SECURITIES

On August 25, 2004, we issued 250,000 shares of our Series C Non-Redeemable Convertible Cumulative Preferred Stock, with a stated value of $10.00 per share (the "Stated Value"), to the Laurus Master Fund Ltd. for a total purchase price of $2.5 million. The preferred stock is convertible into Common Stock at a rate of $1.54 per share at any time after the date of issuance. The preferred shares is redeemable by the Company in whole or in part at any time after issuance for
(a) 115% of the Stated Value if the average closing price of the Common Stock for the 22 days immediately preceding the date of conversion does not exceed the Conversion Rate or (b) the Stated Value if the average closing price of the Common Stock for the 22 days immediately preceding the date of conversion exceeds the Stated Value. The preferred stock was issued pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. As part of the transaction, 1,845,779 shares of Common Stock underlying the preferred stock and cumulative dividends are being registered with the Securities and Exchange Commission ("SEC") for resale.

On August 25, 2004, we issued warrants to purchase 487,000 shares of common stock to the Laurus Master Fund Ltd. The warrants were issued at an exercise price of $1.77 per share, were immediately vested and are exercisable over a five (5) year period. The warrants were issued pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. As part of this transaction, the underlying shares are being registered with the Securities and Exchange Commission ("SEC") for public resale. Also on June 3, 2003, we entered into a $1 million revolving credit facility with the Laurus Master Fund, Ltd.

On August 25, 2004, we issued warrants to purchase 50,000 shares of common stock to the Laurus Master Fund Ltd. The warrants were issued at an exercise price of $1.9250 per share, were immediately vested and are exercisable over a five (5) year period. The warrants were issued pursuant to Section 4(2) of the Securities Act. As part of this transaction, the underlying shares are being registered with the Securities and Exchange Commission ("SEC") for public resale. Also on June 3, 2003, we entered into a $1 million revolving credit facility with the Laurus Master Fund, Ltd.

                                     32
                                    PAGE

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
The annual meeting of the shareholders of SpaceDev, Inc. was held at 13855 Stowe Drive, Poway, California 92064, on August 5, 2004, at 11:00 A.M. Out of a total of 18,935,285 shares outstanding on the date of record, 16,969,786 shares, or approximately 90%, were voted in person or by proxy. The following proposals were presented and passed by the amounts indicated below:

PROPOSAL 1: To elect seven directors to hold office until the 2005 Annual Meeting of Stockholders:


ISSUE . .  FOR         AGAINST  ABSTAIN
---------  ----------  -------  -------
Benson. .  16,856,472        0  113,314
McClendon  16,963,905        0    5,881
Blake . .  16,963,805        0    5,981
Estes . .  16,964,405        0    5,381
Walker. .  16,964,085        0    5,701
Huntress.  16,965,405        0    4,381
Schaffer.  16,966,205        0    3,581


PROPOSAL 2: To approve the appointment of PKF, Certified Public Accountants, as our independent public accountants for the fiscal year ending December 31, 2004:


ISSUE . .     FOR         AGAINST  ABSTAIN
-----------   ----------  -------  -------
Accountants   16,959,063    2,523    8,200


PROPOSAL  3:  To  approve  the  Company's  2004  Equity  Incentive  Plan:


ISSUE . .           FOR         AGAINST  ABSTAIN
-----------------   ----------  -------  ---------
Stock Option Plan   11,176,558  165,267  5,627,961


ITEM  5.     OTHER  INFORMATION

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits



AFRL SBIR "mini-mo" contract extension with SpaceDev dated August 20, 2004, . . . . . . . .       10.1*
AFRL SBIR small satellite bus contract with SpaceDev dated September 28, 2004       . . . .       10.2
AFRL SBIR Phase II small launch vehicle contract with SpaceDev dated September 29, 2004 . .       10.3
MDA Second Task Order with SpaceDev dated October 20, 2004. . . . . . . . . . . . . . . . .       10.4*
Certificate  of James W. Benson Pursuant to Rule 13a-14(a) promulgated under the
Securities  and  Exchange  act  of  1934  as  amended. . . . . . . . . . . . . . . . . . .        31.1
Certificate  of  Richard B. Slansky Pursuant to Rule 13a-14(a) promulgated under
the  Securities  and  Exchange  act  of  1934  as  amended. . . . . . . . . . . . . . . .         31.2
Certificate  of  James W. Benson Pursuant to Section 1350 of Chapter 63 of Title
18  U.S.  Code. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32.1
Certificate  of  Richard  B.  Slansky  Pursuant to Section 1350 of Chapter 63 of
Title  18  U.S.  Code. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32.2



* Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

                                     33
                                    PAGE

(b)     Reports  on  Form  8-K

A Current Report on Form 8-K filed August 31, 2004 was filed with the Commission under Item 1.01 (Material Definitive Agreements), Item 3.02 (Unregistered Sales of Equity Securities) and Item 9.01 (Financial Statements and Exhibits) regarding the preferred stock offering with the Laurus Master Fund.

A  Current  Report  on  Form  8-K  filed  September  1,  2004 was filed with the
Commission under Item 1.01 (Material Definitive Agreements) and Item 9.01 (Financial Statements and Exhibits) regarding the award of a small satellite bus technology SBIR contract from the Air Force Research Laboratory.

A Current Report on Form 8-K filed October 5, 2004 was filed with the Commission under Item 1.01 (Material Definitive Agreements) regarding the award of a small launch vehicle SBIR contract from the Air Force Research Laboratory.

A Current Report on Form 8-K filed October 26, 2004 was filed with the Commission under Item 1.01 (Material Definitive Agreements) regarding the award of a second Task Order under the Company's IDIQ contract with the Missile Defense Agency.

                                     34
                                    PAGE

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SPACEDEV,  INC.
                                                      Registrant


Dated:  November  15,  2004                           /s/ James W. Benson
                                                      --------------------------
                                                      James  W.  Benson
                                                      Chief  Executive  Officer




Dated:  November  15,  2004                           /s/ Richard B. Slansky
                                                      --------------------------
                                                      Richard  B.  Slansky
                                                      Chief  Financial  Officer

                                     35
                                    PAGE