Form 10KSB
period 2004-12-31
SPACEDEV INC
filed 2005-03-29
CIK 1031833

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[  X  ]     ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
ACT  OF  1934

For  the  Fiscal  Year  Ended  December  31,  2004

[    ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934

     For  the  transition  period  from _________________ to ___________________

                        Commission file number 000-28947

                                 SPACEDEV, INC.
                 (Name of small business issuer in its charter)

     Colorado                                               84-1374613
(State  or  other  jurisdiction                            I.R.S.  Employer
of  incorporation  or  organization)                     Identification  number)

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

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $4,890,743

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 14, 2005 was $1.735, based on the last sale price of $1.72 as reported by the NASD Over the Counter Bulletin Board.

As of March 14, 2005, Registrant had outstanding 21,363,980 shares of common stock, its only class of common equity outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ] No [ X ]

                                      PAGE

                                TABLE OF CONTENTS

TABLE  OF  CONTENTS                                                           II
-------------------
PART  I                                                                        1
-------
     ITEM  1.     DESCRIPTION  OF  BUSINESS                                    1
     --------     -------------------------
        Forward  Looking  Statements                                           1
        General                                                                2
        Business  Strategy                                                     7
        Products  and  Services;  Market                                       8
        Components  and  Raw  Materials                                       11
        Competition                                                           11
        Regulation                                                            11
        Employees                                                             13
        Intellectual  Property                                                14

     ITEM  2.     DESCRIPTION  OF  PROPERTY                                   14
     --------     -------------------------
     ITEM  3.     LEGAL  PROCEEDINGS                                          15
     --------     ------------------
     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15
     --------     ---------------------------------------------------
PART  II                                                                      16
--------
     ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    16
     --------     --------------------------------------------------------
        Market  Information                                                   16
        Holders                                                               16
        Dividends                                                             16
        Equity  Compensation  Plan  Information                               17

     ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
                  CONDITION AND RESULTS  OF  OPERATIONS                       18
     --------     -----------------------------------------------------
        Overview                                                              18
        Selection  of  Significant  Contracts                                 19
        Results  of  Operations                                               22
        Liquidity  and  Capital  Resources                                    31
        Critical  Accounting  Standards                                       32
        Cash  Position                                                        33
        Recent  Accounting  Pronouncements                                    36
        Forward-Looking  Statements  and  Risk  Analysis                      37

     ITEM  7.     FINANCIAL  STATEMENTS                                       39
     --------     ---------------------
     ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS          39
     --------     --------------------------------------------------
     ITEM  8A.     CONTROLS  AND  PROCEDURES                                  41
     ---------     -------------------------
PART  III                                                                     42
---------
     ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE  WITH  SECTION  16(a)
                  OF  THE  EXCHANGE  ACT                                      42
     -------      -------------------------------------------------
        Committees Of The Board Of Directors And Meeting Attendance           47
     ITEM  10.     EXECUTIVE  COMPENSATION                                    48
     ---------     -----------------------
        Executive  Officer  Compensation                                      48
        Director  Compensation                                                50
        Employment  Agreements                                                51
        Employee  Benefits                                                    52
        Section 16(A) Beneficial Ownership Reporting Compliance               53

     ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                             53
     ---------     -----------------------------------------------
     ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS         56
     ---------     --------------------------------------------------
     ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                      57
     ---------     -------------------------------------
     ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                 60
     ---------     ------------------------------------------
     SIGNATURES                                                               62
     ----------
CONSOLIDATED  FINANCIAL  STATEMENTS                                          F-1
-----------------------------------

                                       II
                                      PAGE

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

FORWARD  LOOKING  STATEMENTS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our General Registration Statement on Form 10SB12G/A filed January 28, 2000 and in our other periodic reports (e.g., Form 10-KSB, Form 10-QSB and Form 8-K).

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

     Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in potential litigation, claims and other actions by or against us; U.S. government budget cuts; technological changes and introductions of new competing products; fluctuations in economic conditions; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States in Afghanistan and Iraq; mission disasters such as the loss of the space shuttle Columbia on February 1, 2003 during its re-entry into earth's atmosphere; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market our products. These are some of the factors that we think could cause our actual results to differ materially from expected and historical events.


                                        1
                                      PAGE

GENERAL

     SpaceDev, Inc. (the "Company," "SpaceDev," "we," "us" or "our") is engaged in the conception, design, development, manufacture, integration and operations of space technology subsystems, systems, products and services. We are currently focused on the commercial and military development of low-cost microsatellites, nanosatellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, as well as the associated engineering technical services to government, aerospace and other commercial enterprises. Our products and solutions are sold directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based launch vehicles, orbital Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets, and small high performance space vehicles and subsystems.

     Our approach is to provide smaller spacecraft - generally 250 kg (550 pounds) mass and less - and cleaner, safer hybrid propulsion systems to commercial, government, university and limited international customers. We are developing smaller spacecraft and miniaturized subsystems using proven, lower cost, high-quality off-the-shelf components. Our space products are modular and reproducible, which allows us to create affordable space solutions for our customers. By utilizing our innovative technology and experience, and space-qualifying commercial industry-standard hardware, software and interfaces, we provide increased reliability with reduced costs and risks.

     We have been awarded, have successfully concluded or are successfully concluding contracts from such esteemed government, university and commercial customers as the Air Force Research Laboratory, Boeing, the California Space Authority, the Defense Advanced Research Projects Agency, NASA's Jet Propulsion Laboratory, Lockheed Martin, Lunar Enterprise Corporation, Malin Space Science Systems, the Missile Defense Agency (formerly the "Ballistic Missile Defense Organization"), the National Reconnaissance Office, Scaled Composites and the University of California at Berkeley via NASA.

     We were incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI"). SpaceDev, LLC of Colorado was originally formed in 1997 for commercial space exploration and was the sole owner of shares of common stock of SpaceDev (a Nevada corporation) ("SpaceDev"), formed on August 22, 1997. On October 22, 1997, PDGI issued 8,245,000 of its $0.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev stock, SpaceDev was merged into PDGI and, on December 17, 1997, PDGI changed its name to SPACEDEV, INC. After the merger, SpaceDev, LLC, changed its name to SD Holdings, LLC on December 17, 1997. We became a publicly traded company in October 1997 and are currently trading on the Nasdaq Over-the-Counter Bulletin Board ("OTCBB") under the symbol of "SPDV."

     In  February  1998,  we  acquired  Integrated  Space Systems, in San Diego.
Integrated Space Systems was fully integrated into SpaceDev. Most of the Integrated Space Systems employees were former commercial Atlas launch vehicle engineers and managers who worked for General Dynamics in San Diego. As SpaceDev employees, they primarily develop systems and products based on hybrid rocket motor technology and launch vehicle systems. Integrated Space Systems was dissolved in 2003.

                                        2
                                      PAGE

     In August 1998, we acquired a license to the patents and intellectual property produced by American Rocket Company. The acquisition provided us access to a large cache of hybrid rocket documents, designs and test results. The American Rocket Company specialized in the design, development and testing of hybrid rocket technology (solid fuel plus liquid oxidizer) for small sounding rockets and launch vehicles.

     In  late  1998,  we  bid  and  won  a  government-sponsored   research  and
development contract, which was directly related to our strategic commercial space interests. We competed with seven other industry teams and we were one of five firms selected by NASA's Jet Propulsion Laboratory to perform a mission and spacecraft feasibility assessment study for the proposed 200-kg Mars MicroMissions. The final report was delivered to the Jet Propulsion Laboratory in March 1999 and, as a result, we now offer lunar and Mars commercial deep-space missions based on this and subsequent innovative space system designs.

     In mid-1999, we won an R&D contract from the National Reconnaissance Office to study small hybrid-based "micro" kick-motors for small-satellite orbital transfer applications. During the contract, we successfully developed three Secondary Payload Orbital Transfer Vehicle design concepts. We subsequently created a prototype, which led to the development of our capability to apply the Secondary Payload Orbital Transfer Vehicle concept to our subsequent Maneuvering and orbit Transfer Vehicle development programs.

     In November 1999, we won a $4.9 million mission contract by the Space Sciences Laboratory at the University of California at Berkeley. We were competitively selected to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and, to our knowledge, only successful mission of NASA's low-cost University-Class Explorer series to date. Due to additional NASA and customer reviews, additional work, schedule extensions and a fee for one year of satellite operations, the CHIPSat contract award was increased by approximately $2.5 million in 2001 and 2002, bringing the total contract value for design, build, launch and operations to approximately $7.4 million. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. CHIPSat is the world's first orbiting Internet node. The satellite achieved 3-axis stabilization with all individual components and systems successfully operating and continues to work well in orbit. After more than two years. The CHIPSat program generated approximately $2.1 million, $3.2 million, $1.7 million, $0.4 million and $0.1 million of revenue in 2000, 2001, 2002, 2003 and 2004, respectively.

     On March 22, 2000, the California Spaceport Authority and the California Space and Technology Alliance awarded us a grant of approximately $100,000 to be used for test firing our hybrid rocket motors. California's Western Commercial Space Center also awarded us approximately $200,000 to help build and equip its satellite and space vehicle manufacturing facilities. These capabilities were used to expand our project and technology base.

     In July 2000, the National Reconnaissance Office granted us two separate follow-on competitive awards of approximately $400,000 each for further hybrid rocket engine design, test, evaluation, and development. Our work for the National Reconnaissance Office has helped fund two innovative hybrid rocket motor potential products:

- a family of small versatile orbital Maneuver and orbit Transfer Vehicles using clean, safe hybrid rocket propulsion technology; and,
-     a  protoflight  hybrid propulsion module for a 50-kg class microsatellite.

                                        3
                                      PAGE
Both  of  those  contracts  were  successfully  completed.

     In September 2001, Scaled Composites awarded us a contract for a proprietary hybrid propulsion development program for Scaled's "SpaceShipOne," valued in excess of $1 million. The entire contract, awarded upon the submitted designs, was valued at approximately $2.2 million. The contract was indicative of an increased demand for our hybrid motor technology and expertise in the space industry. Work on this project generated approximately $1.2 million and $397,000 of revenue in 2002 and 2003, respectively. In September of 2003, SpaceDev was selected by Scaled Composites as the sole supplier of hybrid propulsions systems, and was awarded the follow-on SpaceShipOne propulsion contract. We generated approximately $115,000 of revenue in 2003 and $686,000 of revenue in 2004 from this contract and related engineering change orders, with approximately $180,000 from engineering change orders and approximately $506,000 from the contract.

     - On December 17, 2003, which corresponded with the 100th anniversary of the Wright Brothers flight, our hybrid propulsion system, which we believe is the world's largest of its kind, aboard SpaceShipOne, successfully powered a pilot toward space on its historic first powered supersonic flight. After being released by the White Knight, a carrier aircraft, the SpaceShipOne Test Pilot flew the ship to a stable, 0.55 mach gliding flight condition, started a pull-up, and fired our hybrid rocket motor. Nine seconds later, SpaceShipOne broke the sound barrier and continued its steep powered ascent. The climb was very aggressive, accelerating forward at more than 3-g while pulling upward at more than 2.5-g. At motor shutdown, 15 seconds after ignition, SpaceShipOne was climbing at a 60-degree angle and flying near 1.2 Mach (930 mph). The test pilot then continued the maneuver to a vertical climb, achieving zero speed at an altitude of 68,000 feet.

     - On June 21, 2004, our proprietary hybrid rocket motor technology successfully powered SpaceShipOne on its fourth and most important history-making flight to space. At approximately 7:45 AM PDT on Monday, June 21st, SpaceDev powered SpaceShipOne well beyond the 50 mile altitude required to be considered a space flight, and created the world's first private sector astronaut. After being released by the White Knight, SpaceShipOne's test pilot, Mike Melvill, fired the rocket motor at the planned altitude and the rocket motor then propelled SpaceShipOne to over 328,000 feet in approximately 80 seconds, flying near Mach 5.0.

     - On September 29, 2004 and October 4, 2004, our hybrid propulsion technology helped propel Scaled Composites/Paul Allen's SpaceShipOne into space flight history as the craft garnered the $10 Million Ansari X Prize, a contest created to stimulate the development of the private sector human space flight industry. We provided several critical components and the hybrid rocket technology for the craft's motor, including igniter, injector and main operating valve, which successfully performed as expected and powered SpaceShipOne on its historic manned flight. SpaceShipOne exceeded the altitude requirement on both scheduled flights as required by the Ansari X Prize competition. The hybrid propulsion system burned full duration and pilot Brian Binnie steered SpaceShipOne high above the Mojave, California desert to a height of 367,442 feet altitude (69.5 miles), which far exceeded the required 328,000 feet altitude - a sky-high goal required by the X Prize Foundation of St. Louis, Missouri. The altitude is generally considered to be the threshold of space.

                                        4
                                      PAGE

     Although we were not the recipient of the Ansari X Prize, it was a contest designed to jumpstart the space tourism industry through competition among the most talented entrepreneurs and rocket experts in the world. SpaceShipOne was built and launched with private funds from Paul Allen. The craft was able to carry equivalent weight of three people to 100 kilometers (62.5 miles) and return safely to earth. The competition followed in the footsteps of more than 100 aviation incentive prizes offered between 1905 and 1935 credited with spawning today's multibillion-dollar air transport industry. By helping SpaceShipOne succeed, we were instrumental in moving the private space community closer to realizing its vision of creating safe, affordable, commercial human space flight.

     On April 4, 2002, SpaceDev, Inc., an Oklahoma corporation, was formed for the purpose of investigating and developing commercial space products in the state of Oklahoma. We currently have no plans to develop this business in Oklahoma and our subsidiary there remains dormant.

     On April 30, 2002, the Company was awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Laboratory. We received an award for Phase II of the contract on March 28, 2003. We are using the project to further expand our Maneuvering and Orbital Transfer Vehicle technology and product line to satisfy government space transportation requirements. The first two phases of the contract have an estimated value of approximately $2.5 million, of which $100,000 was awarded for Phase I. Phase II of the contract is cost-plus fixed fee. In order to complete Phase II, we requested and were granted approximately four months of additional time and approximately $240,000 of additional funding, memorialized by a contract amendment executed on July 7, 2004. In addition to the Phase I and Phase II awards, there is an option worth approximately $800,000, which was initiated on May 3, 2004. The additional funding to complete AFRL Phase II came in part from the original $1 million option; thereby reducing the option to approximately $800,000. An additional effort to develop a miniaturized Shuttle-compatible propulsion module has been added to this contract and is worth approximately $150,000.

     On July 9, 2003, we were awarded a contract by the Missile Defense Agency to explore the use of microsatellites in national missile defense. It was a precursor contract to the $43 million contract mentioned below. Our microsatellites are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study explored fast response microsatellite launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of microsatellites; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract was successfully concluded on February 27, 2004. The total contract value was $800,000. This contract was considered an investigatory phase by MDA.

     Also, on July 9, 2003, we were awarded a Phase I Small Business Innovation Research contract by Air Force Research Lab to design and effectively begin the development of our small launch vehicle. The SpaceDev Small Launch Vehicle will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The SpaceDev Small Launch Vehicle concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract was valued at approximately $100,000, and was a fixed price, milestone-based agreement, which was completed in about one year. The Phase II of this SBIR was awarded on September 29, 2004 and is worth approximately $1,557,000. The contract outlines the development and test firing of our large Common Core Booster for the SpaceDev Small Launch Vehicle. Congress has awarded us approximately $3.0 million in additional funding for this project, which we expect will be available by mid-2005. We believe that there is additional interest by Congress in providing further funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us.

                                        5
                                      PAGE

     Also, on July 9, 2003, we were awarded a Phase I contract to develop micro and nanosatellite bus and subsystem designs. This Air Force Research Laboratory Small Business Innovation Research contract, valued at approximately $100,000, has enabled us to explore the further miniaturization of our unique and innovative microsatellite subsystems. It has also enabled us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract is fixed price, milestone-based and was completed in about one year. On August 23, 2004, we were awarded the Phase II of this Small Business Innovation Research grant, which was later amended on September 8, 2004 to shorten the length of the overall contract, worth approximately $739,000 for carry-forward work.

     On July 24, 2003, we were awarded a contract by Lunar Enterprise of California for a first phase project to begin developing a conceptual mission and spacecraft design for a lunar lander program. The unmanned mission is being designed to put a small dish antenna near the south pole of the Moon. From that location it will be in near-constant sunlight for solar power generation, and should be able to perform multi-wavelength astronomy while communicating with ground stations on Earth. The contract value was $100,000 and was completed by November 2003. We were awarded a follow-on phase to further analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements on July 20, 2004 in the amount of $150,000. The contract has been completed.

     On December 18, 2003, we were awarded a contract by the Defense Advanced Research Projects Agency for the study of Novel Satcom Microsat Constellation Deployment. The contract was a milestone-based, fixed price contract with total consideration of approximately $200,000. On August 6, 2004, an additional $39,849 was added to the contract for increased scope, bringing the total contract value on this fixed price effort to approximately $240,000. The contract has been completed.

     On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment, an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach, with the first Task Order for approximately $1.1 million awarded on April 1, 2004 and completed by September 30, 2004. The second Task Order for approximately $8.3 million was awarded on October 20, 2004. The principal place of performance will be Poway, California. We expect to complete the work under the contract before March 2009. Government contract funds will not expire at the end of the current government fiscal year. The microsatellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense. The milestone-based, multiyear, multiphase contract had an effective start date of March 1, 2004. Approximately $1.14 million of revenue was generated under the first phase of this contract. The first phase or "Task Order," resulted in a detailed mission and microsatellite design. The second phase or "Task Order," was signed on October 20, 2004 with an effective date of October 1, 2004. The second Task Order is expected to be completed by January 2006. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying microsatellites to be networked on-orbit with high speed laser communications technology. The third phase is anticipated to begin on or before February 2006.

                                        6
                                      PAGE

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

     - Bid, win and leverage government programs to fund our Research and Development and product development efforts;

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

     - Join or establish a team to build a safe, affordable sub-orbital, passenger space plane to help initiate the space tourism business; and,

     - Establish a team to build a safe, affordable orbital passenger vehicle as a potential shuttle replacement.

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

                                        7
                                      PAGE

     - Decreases schedule time and lowers total project costs, thereby providing greater value and increases return on investment for us and our customers; and,

     -  Creates  barriers  to  entry  by  and  competition  from  competitors.

PRODUCTS  AND  SERVICES;  MARKET

     We currently have two primary lines of space products and services on which we believe a sound foundation and profitable, cash generating business can be built:

     - Our Spacecraft Products and Services - Microsatellites & Nanosatellites, BD-II Spacecraft Buses, and Maneuvering and orbital Transfer Vehicles; and,

     - Our Propulsion Products and Services - Hybrid Propulsion and Launch Vehicle Systems.

     These products and services are being marketed and sold directly into primarily domestic government, university, military and commercial markets. We consider ourselves a project company rather than a product company today, although products are generated from projects. Our long term goal and vision is to migrate from a project company to a product company. Our business is not seasonal to any significant extent; however, our business follows normal industry trends such as increased demand during bullish economic periods, or slow-downs in demand during periods of recession.

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

OUR  SPACECRAFT  PRODUCTS  AND  SERVICES
----------------------------------------

     Microsatellites & Nanosatellites - We design and build small, light, high-performance, reliable and affordable micro- and nanosatellites. The primary benefit of micro- and nanosatellites is lower cost and weight. Since we can dramatically reduce manufacturing costs and the costs to launch the satellites to earth-orbit and deep space, we can pass those cost savings on to our customers.  Small,  inexpensive  satellites  were  once  the exclusive domain of scientific  and  amateur  groups;  however,  smaller satellites are now a viable alternative to larger, more expensive ones, as they provide cost-effective solutions to traditional problems. We design and build low cost, high-performance space-mission solutions involving microsatellites (generally less than 100 kg) and even smaller satellites (less than 50 kg). Our approach is to provide smaller spacecraft and compatible low cost, safe hybrid propulsion space systems to a growing market of commercial, government and potentially international customers.

     BD-II (Boeing Delta-II compatible) spacecraft buses - We have a qualified microsatellite bus available to sell as a standard, fixed-price product to government and commercial customers needing an affordable satellite for small payloads. We began developing this product in 1999, when we were selected as the mission designer, spacecraft bus provider, integrator and mission operator of the University of California at Berkeley Space Sciences Laboratory's Cosmic Hot Interstellar Plasma Spectrometer ("CHIPS") mission. CHIPSat was launched at 4:45 PM PST on January 12, 2003 from Vandenberg Air Force Base in California. The satellite achieved 3-axis stabilization with all individual components and systems successfully operating and continues to work well in orbit.

                                        8
                                      PAGE

     Maneuvering and orbital Transfer Vehicle - Our Maneuvering and orbital Transfer Vehicle system is a family of small, affordable, elegantly simple, throttleable, and restartable propulsion and integrated satellite products. Our Maneuvering and orbital Transfer Vehicle can be used as a standard propulsion module to transport a customer's payload to different orbits. The Maneuvering and orbital Transfer Vehicle provides the change in velocity and maneuvering capabilities to support a wide variety of applications for on-orbit maneuvering, proximity operations, rendezvous, inspection, docking, surveillance, protection, inclination changes and orbital transfers.

     Spacecraft and Subsystem Design - We also provide reliable, affordable access to space through innovative solutions currently lacking in the marketplace. Our approach is to provide smaller spacecraft - generally 250 kg mass and less - and compatible hybrid propulsion space systems to commercial, university and government customers. The small spacecraft market is supported by the evolution and enabling of microelectronics, common hardware & software interface standards, and smaller launch vehicles. Reduction of the size and mass of traditional spacecraft electronics has reduced the overall spacecraft size, mass, and volume over the past 10 to 15 years. For example, our miniature flight computer is only 24 cubic inches and provides 300 million instructions per second of processing power versus a competitor's more "traditional" solution that requires about 63 cubic inches and only provides 10 MIPS.

     Microsatellite & Nanosatellite Launches - To support the growth in customer demand within the small satellite market, we work with launch providers to identify and market affordable launch opportunities and to provide customers with a complete on-orbit data delivery service that combines our spacecraft and hybrid propulsion products. These innovative, low-cost, turnkey launch solutions will allow us to provide one-stop shopping for launch services, spacecraft, payload accommodation, total flight system integration and test and mission operations. The customer only needs to provide the payload, and we have the capacity to perform all the tasks required for the customer to get to orbit and to begin collecting their data

     Mission Control and Operations - Our mission control and operations center, located in our headquarters building near San Diego, coupled with our mission control and operations package, is uniquely Internet-based and allows for the operation and control of missions from anywhere in the world that has access to the Internet. CHIPSat was the first U.S. mission to use end-to-end satellite operations with TCP/IP and FTP. While this concept has been analyzed and demonstrated by the NASA OMNI team, CHIPSat is the first to implement the concept as the only means of satellite communication. A formation flying cluster or constellation of TCP/IP-based microsatellites, similar to the cluster of microsats we are developing for the Missile Defense Agency, can be designed to communicate directly with each other, as in a wide area network in space. Provided any one satellite/node in this network is in line-of-sight with any ground station at any given time, the entire constellation could always maintain ground station connectivity, thus creating a network on-orbit and on the web, a direct extension of CHIPSat's elegantly simple TCP/IP mission operations architecture.

                                        9
                                      PAGE

OUR  PROPULSION  PRODUCTS  AND  SERVICES
----------------------------------------

     Hybrid Rocket Propulsion and Launch Vehicle Systems - We provide a wide variety of safe, clean, simple, reliable, cost-effective hybrid propulsion systems to safely and inexpensively enable satellites and on-orbit delivery systems to rendezvous and maneuver on-orbit and deliver payloads to sub-orbital altitudes. Hybrid rocket propulsion is a safe and low-cost technology that has tremendous benefits for current and future space missions. Our hybrid rocket propulsion technology features a simple design, is restartable, is throttleable and is easy to transport, handle and store.

     Hybrid Orbital Vehicle - we have begun designing a reuseable, piloted, sub-orbital space ship that could be scaled to safely and economically transport passengers to and from low earth orbit, including the International Space Station. The name of the vehicle is the SpaceDev DreamChaser(TM). We signed a non-binding Space Act Memorandum of Understanding with NASA Ames Research Center, which confirms our intention to explore novel, hybrid propulsion based hypersonic test beds for routine human space access. We will explore with NASA collaborative partnerships to investigate the potential of using our proven hybrid propulsion and other technologies, and a low cost, private space program development approach, to establish and design new piloted small launch vehicles and flight test platforms to enable near-term, low-cost routine space access for NASA and the United States. One possibility for collaboration is the SpaceDev DreamChaser(TM) project, which is currently being discussed with NASA Ames. Unlike the more complex SpaceShipOne, for which SpaceDev provided critical proprietary hybrid rocket motor propulsion technologies and components, the SpaceDev DreamChaser(TM) would be crewed and launch vertically, like most launch vehicles, and would glide back for a normal horizontal runway landing. The sub-orbital SpaceDev DreamChaser(TM) will have an altitude goal of approximately 160 km (about 100 miles) and will be powered by a single, high performance hybrid rocket motor, under parallel development by us for the SpaceDev Streaker(TM), a family of small, expendable launch vehicles, designed to affordably deliver small satellites to low earth orbit. The SpaceDev DreamChaser(TM) will use motor technology being developed for the SpaceDev Streaker(TM) booster stage, the most powerful motor in the Streaker family. The SpaceDev DreamChaser(TM) motor will produce approximately 100,000 pounds of thrust, about six times the thrust of the SpaceShipOne motor, but less than one-half the thrust of the 250,000 pounds of thrust produced by hybrid rocket motors developed several years ago by the American Rocket Company. Our non-explosive hybrid rocket motors use synthetic rubber as the fuel, and nitrous oxide for the oxidizer to make the rubber burn. Traditional rocket motors use two liquids, or a solid propellant that combines the fuel and oxidizer, but both types of rocket motors are explosive, and all solid motors produce copious quantities of toxic exhaust. Our hybrid rocket motors are non-toxic and do not detonate like solid or liquid rocket motors.

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


                                       10
                                      PAGE

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

     The primary domestic competition for unmanned earth-orbiting microsatellites, unmanned deep space micro-spacecraft and microsatellite subsystems as well as software systems comes from other small companies such as AeroAstro, Orbital Sciences and Spectrum Astro. The most established international competitors are Surrey Satellite Technology Limited in the United Kingdom, OHB Systems in Germany, an OHB Technology AG Company, and EADS Astrium with locations throughout Western Europe. Swedish Space Corporation is also able to compete in the small-satellite arena, particularly in the European market. In addition to private companies, there are a limited number of universities in the United States that have the capability to produce reasonably simple microsatellites; these include, Weber State in Ogden, Utah and Colorado University in Boulder, Colorado.

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

     We also compete with each of our competitors for qualified engineers. There is a limited number of individuals with all of the requirements that we seek and there can be no assurance that we can locate and recruit these individuals in a timely and cost-effective manner. Many of our competitors have greater resources than we do and can offer higher salaries or better incentives to attract these individuals.

REGULATION

     Our business activities are regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the United States Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations ("ITAR"). Exports of the Company's products, services and technical data require either Technical

                                       11
                                      PAGE

Assistance Agreements or licenses from the United States Department of State, depending on the level of technology being transferred. This includes recently published regulations restricting the ability of United States-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. The government is very strict with respect to compliance and has served notice that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. The failure of the
Company to comply with any of the foregoing regulations could have serious adverse effects as dictated by the rules associated with compliance to the ITAR regulations. Also, our ability to successfully market and sell into international markets may be severely hampered due to ITAR regulation requirements. Our conservative position is to consider any material beyond standard marketing material to be regulated by ITAR regulations. In 2003, we began an active and comprehensive internal and external ITAR training program provided by our regulatory consulting firm, Q International Group, and the Society for International Affairs, both for our employees and our Empowered Official, Mr. Slansky. We also introduced in 2003 an Internal Export Compliance Control Program for defense articles and defense services controlled by the U.S. Department of State under ITAR.

     In addition to the standard local, state and national government regulations that all businesses must adhere to, the space industry has specific regulations. In the United States, command and telemetry frequency assignments for space missions are primarily regulated by the Federal Communications
Commission for our domestic commercial products. Our products geared toward domestic government customers are regulated by the National Telecommunications Information Agency and any of our products sold internationally, if any, are regulated by the International Telecommunications Union. All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the United States Air Force. In addition, all commercial space launches that we might perform require a license from the Department of Transportation. Satellites that are launched must obtain approvals for command and frequency assignments. For international approvals, the Federal Communications Commission and National Telecommunications and Information Administration obtain these approvals from the International Telecommunication Union. These regulations have been in place for a number of years to cover the large number of non-government commercial space missions that have been launched and put into orbit in the last 15 to 20 years. Any commercial deep space mission that we might perform would be subject to these regulations. Presently, we are not aware of any additional or unique government regulations related to commercial deep space missions.

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

                                       12
                                      PAGE

     We may need to utilize the Deep Space Network on some of our missions. The Deep Space Network is a United States funded network of large antennas that supports interplanetary spacecraft missions and radio and radar astronomy observations for the exploration of the solar system and the universe. The network also supports selected Earth-orbiting missions. The network is a facility of NASA, and is managed and operated for NASA by the Jet Propulsion Laboratory. The Telecommunications and Mission Operations Directorate manages the program within the Jet Propulsion Laboratory. Coordination for the use of this facility is arranged with the Telecommunications and Mission Operations Command.

     Also, as some of our projects with the Department of Defense proceed, we may need special clearances to continue working on and advancing our projects. Classified programs generally will require that we comply with various Executive Orders, Federal laws and regulations and customer security requirements that may include specialized facilities and restrictions on how we develop, store, protect and share information. Laboratories, manufacturing and assembly areas, meeting spaces, office areas, storage areas, computers systems and networks and telecommunications systems may require modification or replacement in order to comply with customer requirements. Classified programs may require our employees to obtain government clearances and restrict our ability to have key employees work on these programs until these clearances are received from the appropriate United States government agencies. In order to staff these programs we may need to recruit personnel with the appropriate professional training, experience and security clearances. There are a very limited number of individuals with all of the requirements that we seek. There is no assurance that we can locate and recruit these individuals in a timely and cost-effective manner. We may be required to modify existing facilities and to develop new facilities and capabilities that will only be utilized by these classified programs. We may be required to install computer networks, communications systems and monitoring systems that are dedicated to these classified programs. Some or all of these requirements may entail substantial additional expense. It is uncertain whether we will be able to recover any of the costs of these systems from our customers. Many of these classified programs are regulated by Executive Orders, various Federal laws and regulations and customer requirements. The failure of the Company to comply with any of the foregoing Executive Orders, Federal laws and regulations and customer requirements could have serious adverse effects. Also, our ability to successfully market and sell into the Department of Defense markets may be severely hampered if we are unable to meet classified program requirements. There is no assurance that we will be able to successfully pass the criteria required in order to win a classified program or to maintain current contracts, such as our Missile Defense Agency contract (which may become classified), and there is no assurance that we will maintain that status once it has been obtained. This year we began an active program to complete the steps required in order to win preliminary certification for classified programs. A number of our employees have received preliminary and permanent security clearances. We received preliminary certification for classified computer system processing in early 2005.

EMPLOYEES

     At December 31, 2004, we employed approximately thirty (30) persons full and part-time, most of whom are spacecraft, propulsion, systems, mechanical and electrical engineers. We expect to hire other personnel as necessary for completion of projects, product development, quality assurance, sales and marketing, finance and administration. In addition, due to the nature of our business, it may become necessary to lay off employees whose work is no longer required to maintain operations in order to prevent cost overruns. We do not anticipate any such lay-offs in the near future. We do not have any collective bargaining agreements with our employees, and we believe our employee-relations are good.

                                       13
                                      PAGE

INTELLECTUAL  PROPERTY

     We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage. We have protected and intend to continue to protect our intellectual property through a combination of patents, license agreements, trademarks, service marks, copyrights, trade secrets and other methods of restricting disclosure and transferring title. In this regard, we have filed patent applications relating to our hybrid propulsion and satellite technology. There can be no assurance that such applications will be granted. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; enter into license agreements with third parties; and, generally, seek to control access to and distribution of our intellectual property.

     In August 1998, we acquired rights to intellectual property (including three patents and trade secrets) from an individual who had acquired them from the former American Rocket Company, which specialized in hybrid rocket technology. We are obligated to issue warrants to this individual to purchase a minimum of 100,000 and a maximum of 3,000,000 shares of our common stock over ten years beginning at the inception of the agreement, depending on our annual revenues directly related to sales of hybrid technology-based products from the original technology acquisition. To date, we have issued warrants to purchase a total of 100,000 shares of our common stock under the agreement, of which, none of the warrants have been exercised and 25,000 warrants expired unexercised. We acquired some of our expertise in hybrid propulsion technology from the American Rocket Company; however, we are using our own technology to develop the responsive, affordable SpaceDev Streaker(TM) small launch vehicle under an Air Force contract.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     In January 2003, we entered into a sale and leaseback of our 25,000 square foot facility in Poway, California. Our facility includes a small Spacecraft Assembly and Test facility with an 1,800 square foot Class 100,000 clean room, avionics development lab, machine shop with rocket motor casting capability, mechanical assembly lab, and mission control and operations center. Key uses of our California facility are program and project conferences and meetings, engineering design, engineering analysis, spacecraft assembly, avionics labs and software labs and media outreach. We also have an Internet-based Mission Control and Operations Center in our building. Our facility allows for efficient design, assembly and test for our projects and of our products and technologies.

     We originally purchased our headquarter facility in December 1998, and as noted above we sold the facility and entered into a sale-leaseback in January
2003. The rent is approximately $26,000 per month with a 3.5% COLA increase annually. We are responsible for property tax and liability insurance on the facility. We were required to make an advance payment in the form of a security deposit of approximately $25,700, which we carry as an asset on our balance sheet. Our Chief Executive Officer, Mr. Benson, provided a guarantee for the leaseback. [See Notes 2 and 9(c) to our consolidated financial statements for additional information.] The original purchase price of the facility was $1.1 million, and the selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2,407,000. The approximate net proceeds to us for working capital purposes was $636,000.

                                       14
                                      PAGE

ITEM  3.     LEGAL  PROCEEDINGS

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                       15
                                      PAGE



                QUARTERLY   QUARTERLY
QUARTER ENDING  HIGH        LOW
3/31/2003. . .  $     0.55  $     0.41
--------------  ----------  ----------
6/30/2003. . .  $     0.75  $     0.33
9/30/2003. . .  $     1.80  $     0.55
12/31/2003 . .  $     1.15  $     0.81
3/31/2004. . .  $     1.85  $     0.92
6/30/2004. . .  $     2.38  $     1.04
9/30/2004. . .  $     2.46  $     1.43
12/31/2004 . .  $     2.42  $     1.51
3/14/2005* . .  $     1.97  $     1.55

*  March  14,  2005  high  and  low  from  01/01/2005  to  03/14/2005.

HOLDERS

     As of March 14, 2005, there were over 300 holders of record of our common stock. We estimate the total number of beneficial owners of our common stock to be in excess of 4,500 holders. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

     We have never paid a cash dividend on our Common Stock. We accrued dividends on our Preferred Stock from August 25, 2004 through December 31, 2004 of approximately $61,000. The accrued dividends became payable in January 2005 and were converted into shares of our common stock at a conversion rate of $1.54 per share. Payment of common stock dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay common stock dividends in the foreseeable future. Payment of future Preferred Stock dividends may be in cash or our common stock.

                                       16
                                      PAGE

EQUITY  COMPENSATION  PLAN  INFORMATION





                                            (a)                  (b)                         (c)
------------------  ---------------------------  -------------------  --------------------------

Plan category       Number of securities         Weighted-average     Number of securities
                    to be issued upon            exercise price of    remaining available for
                    exercise of outstanding      outstanding          future issuance under
                    issuance options, warrants   options, warrants    equity compensation plans
                    and rights                   and rights           (excluding securities
                    reflected in column (a))
------------------  ---------------------------  -------------------  --------------------------
Equity
compensation plans                    3,878,766  $              1.05                   1,263,897
approved by
security holders

------------------  ---------------------------  -------------------  --------------------------
Equity . . . . . .                    2,500,000  $              2.00                           0
compensation plans
not approved by
security holders

------------------  ---------------------------  -------------------  --------------------------
Total. . . . . . .                    6,378,766  $              1.50                   1,263,897
------------------  ---------------------------  -------------------  --------------------------

                                       17
                                      PAGE

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

     Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in potential litigation, claims and other actions by or against us; technological changes and introductions of new competing products; the current recession; U.S. government budget cuts; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States and coalition forces; mission disasters such as the loss of the space shuttle Columbia on February 1, 2003 during its re-entry into earth's atmosphere; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market our products. These are some of the factors that we think could cause our actual results to differ materially from expected and historical events.

OVERVIEW

     We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. We are currently focused on the commercial and military development of low-cost microsatellites, nanosatellites and related subsystems, hybrid rocket propulsion for space, launch and human flight vehicles as well as associated engineering and technical services primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro- and

                                       18
                                      PAGE

nanosatellites, hybrid rocket-based launch vehicles, Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our microsatellite and nanosatellite products and services in the long-term, the early adopters of this technology appears to be the military and our "products" are considered to be the outcome of specific projects. We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets and small high-performance space vehicles and subsystems for commercial customers.

     We were incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI"). SpaceDev, LLC of Colorado was originally formed in 1997 for commercial space exploration and was the sole owner of shares of common stock of SpaceDev (a Nevada corporation) ("SpaceDev"), formed on August 22, 1997. On October 22, 1997, PDGI issued 8,245,000 of its $.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev stock, SpaceDev was merged into PDGI and, on December 17, 1997, PDGI changed its name to SPACEDEV, INC. After the merger, SpaceDev, LLC, changed its name to SD Holdings, LLC on December 17, 1997. We became a publicly traded company in October 1997 and are trading on the Nasdaq Over-the-Counter Bulletin Board ("OTCBB") under the symbol "SPDV."

SELECTION  OF  SIGNIFICANT  CONTRACTS

     On March 31, 2004, we were awarded a $43,362,271, five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract to conduct a microsatellite distributed sensing experiment, an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach. The total five-year contract has a ceiling amount of $43,362,271. The principal place of performance will be at our facilities located in Poway, California. We expect to complete the work under the contract before March 2009. Government contract funds will not expire at the end of the current government fiscal year. The microsatellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense. The milestone-based, multiyear, multiphase contract had an effective start date of March 1, 2004. The first phase was completed on September 30, 2004 and resulted in detailed mission and microsat designs. The first phase revenue was approximately $1.14 million. On October 1, 2004, the second phase of the contract began with an approximate value of $8.3 million and is expected to last approximately 18 months. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying microsats to be networked on-orbit with high speed laser communications technology.

     On December 18, 2003, we were awarded a contract by the Defense Advanced Research Projects Agency for the study of Novel Satcom Microsat Constellation Deployment. The contract was a milestone-based, fixed price contract with total consideration of approximately $200,000. On August 6, 2004, an additional $39,849 was added to the contract for increased scope bringing the total contract value on this fixed price effort to approximately $240,000. We have successfully completed this contract and the entire revenue of approximately $240,000 was realized during the twelve-month period ending December 31, 2004. We expect to either further expand this contract or obtain new contracts under the Defense Advanced Research Projects Agency program(s); however, there can be no assurance as to whether such contract(s) will be awarded to us, or, if awarded, there can be no assurance as to the amounts or terms of the awards.

                                       19
                                      PAGE

     On October 2, 2003, we were awarded an exclusive, follow-on contract to provide the hybrid rocket motor systems and components for SpaceShipOne. We provide our facilities, resources and a team of launch vehicle and hybrid propulsion engineers and technical personnel in continued support of the SpaceShipOne program. The contract called for us to use our best efforts to satisfy the requirements of the SpaceShipOne program, based on our experience with the prior phases. We provided re-usable flight test hardware, including a bulkhead, commonly known as the SpaceDev bulkhead, machined in the flight configuration, a main oxidizer valve of the current design and associated interfaces and plumbing to the SpaceDev bulkhead, a motor control system, igniter housings, pressure transducers, and thermocouples as required for input to the motor control system. In addition, we produced and assembled test motors, including but not limited to, all expendable or semi-reusable materials as defined by our baseline design motor. We also provided on-site engineering test support and post-test analysis. Provisions were made in the contract for minimum monthly payments in the event of customer schedule slippage as well as additional levels of support via engineering change orders, if required. The total contract value was originally estimated at $615,000. Approximately $686,000 of revenue was realized in the year ending December 31, 2004, with approximately $180,000 from engineering change orders and the remaining $506,000 from the contract.

     On July 24, 2003, we were awarded a contract by Lunar Enterprise of California for a first phase project to begin developing a conceptual mission and spacecraft design for a lunar lander program. The unmanned mission will be designed to put a small dish antenna near the south pole of the Moon. From that location it will be in near-constant sunlight for solar power generation, and should be able to perform multi-wavelength astronomy while communicating with ground stations on Earth. The contract value was $100,000 and was completed by November 2003. We were awarded a follow-on phase to further analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements on July 20, 2004 in the amount of $150,000. Although the complete project is currently unfunded, if the project were to proceed past the analysis stage, the total mission cost could exceed $50-$75 million. Again, we can give no assurance that any additional contracts will be awarded to us from this contract. We successfully completed this stage of the project, and revenues for the year ending December 31, 2004 were approximately $150,000.

     On July 9, 2003, we were awarded a contract by the Missile Defense Agency to explore the use of microsatellites in national missile defense. It was a precursor contract to the $43 million contract mentioned above. Our microsatellites are operated over the Internet and are capable of pointing and tracking targets in space or on the ground. This study explored fast response microsatellite launch and commissioning; small, low-power passive sensors; target acquisition and tracking; formation flying and local area networking within a cluster of microsatellites; and an extension of our proven use of the Internet for on-orbit command, control and data handling. The contract was successfully concluded on February 27, 2004. The total contract value was $800,000 with approximately $319,000 of revenue realized in 2004 and approximately $481,000 of revenue realized in 2003. This contract was considered an investigatory phase by MDA.

                                       20
                                      PAGE

     Also, on July 9, 2003, we were awarded a Phase I Small Business Innovation Research contract by Air Force Research Lab to design and effectively begin the development of our small launch vehicle. The SpaceDev Small Launch Vehicle will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract was valued at approximately $100,000, and was a fixed price, milestone-based agreement, which was completed in about one year. Phase II of this Small Business Innovation Research grant was awarded on September 29, 2004 and is worth approximately $1,557,000. The contract outlines the development and test firing of our large Common Core Booster for the SpaceDev Small Launch Vehicle. Congress has awarded us approximately $3.0 million in additional funding for this project, which we expect will be available by mid-2005. We believe that there is additional interest by Congress in providing further funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us. Revenue from this project for the year ending December 31, 2004 was approximately $58,000 for Phase I and approximately $161,000 for Phase II. Revenue from this project for the year ending December 31, 2003 was approximately $42,000 for Phase I.

     Also, on July 9, 2003, we were awarded a Phase I contract to develop micro and nanosatellite bus and subsystem designs. This Air Force Research Laboratory Small Business Innovation Research contract was valued at approximately $100,000, and enabled us to explore the further miniaturization of our unique and innovative microsatellite subsystems. It also enabled us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract was fixed price, milestone-based and was completed within one year. On August 23, 2004, we were awarded Phase II of this Small Business Innovation Research, which was later amended on September 8, 2004, to shorten the length of the overall contract, worth approximately $739,000 for carry-forward work. Revenues for the year ending December 31, 2004 were approximately $52,000 for Phase I and approximately $52,000 for Phase II. Revenues for the year ending December 31, 2003 were approximately $48,000 for Phase I.

     On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Laboratory. We received an award for Phase II of the contract on March 28, 2003, and used the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) were worth approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. Phase II is a cost-plus fixed fee contract. In order to complete Phase II, we requested and were granted approximately four months of additional time and approximately $240,000 of additional funding, memorialized by a contract amendment executed on July 7, 2004. In addition to the Phase I and Phase II awards, there was an option worth approximately $800,000, which was initiated on May 3, 2004, of which approximately $565,000 was funded and the balance to complete Phase II remains unfunded. Part of the funding for Phase II came from the original $1 million option; thereby reducing the option to approximately $800,000. An additional effort to develop a miniaturized Shuttle-compatible propulsion module has been added to this contract worth approximately  $150,000.  Revenue  for  the  year  ending  December 31, 2004 was approximately  $1.2  million  for  Phase II, including the exercised option, and approximately $159,000 for the new add on contract. Revenue for the year ending December 31, 2003 was approximately $997,000 for Phase II.

                                       21
                                      PAGE

     In November 1999, we won a $4.9 million mission contract by the Space Sciences Laboratory at the University of California at Berkeley. We were competitively selected to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and, to our knowledge, only successful mission of NASA's low-cost University-Class Explorer series to date. Due to additional NASA and customer reviews, additional work, schedule extensions and a fee for one year of satellite operations, the CHIPSat contract award was increased by approximately $2.5 million in 2001 and 2002, bringing the total contract value for design, build, launch and operations to approximately $7.4 million. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. CHIPSat is the world's first orbiting Internet node, achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating, and is continuing to work well in orbit after more than two years. The CHIPSat program generated approximately $2.1 million, $3.2 million, $1.7 million, $0.4 million and less than $0.1 million of revenue in 2000, 2001, 2002, 2003 and 2004, respectively. As of December 31, 2003, the total contract costs were expended, mainly as cost of goods sold. There were minimal costs incurred in 2004. The original support contract expired on December 31, 2003. CHIPSat is still operating successfully and providing the University of California at Berkeley with new and interesting data. The University of California at Berkeley requested to extend the program and we negotiated a new time and materials contract in the first quarter of 2004 in the form of a purchase order with the University of California at Berkeley for continuing support of this project. The contract will continue until the University of California at Berkeley decides that no further relevant information is forthcoming or funding is terminated, at which time the use of the microsatellite will revert to NASA and then to us. Revenues for the year ending December 31, 2004 and 2003 were approximately $25,000 and $356,000, respectively.

     In February 1998, our operations were expanded with the acquisition of Integrated Space Systems, Inc., a California corporation founded for the purpose of providing engineering and technical services related to space-based systems. The Integrated Space Systems employee base, acquired upon acquisition, largely consisted of former commercial Atlas launch vehicle engineers and managers who worked for General Dynamics and expanded our then current employee base to 20 employees. Integrated Space Systems was purchased for approximately $3.6 million, paid in Rule 144 restricted common shares of SpaceDev. Goodwill of approximately $3.5 million was capitalized and was to be amortized over a period of 60 months, based on the purchase price exceeding the net asset value of approximately $164,000. As a result of a change in corporate focus, on November 15, 2001, we determined that the unamortized balance of goodwill from Integrated Space Systems, which was approximately $923,000, had become impaired and it was written off. While the Integrated Space Systems segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with government agencies), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. We determined that all future business, contracts and proposals would be sought after only in the SpaceDev name, making it a more efficient way for us to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment. All activities have been integrated into SpaceDev, Inc. and we dissolved Integrated Space Systems in December 2003.

RESULTS  OF  OPERATIONS

     Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

        YEAR ENDING DECEMBER 31, 2004 -VS.- YEAR ENDING DECEMBER 31, 2003

     During the year ending December 31, 2004, we had net sales of approximately $4,891,000 as compared to net sales of approximately $2,956,000 for the same period in 2003. Sales increased primarily due to our new government contracts

                                       22
                                      PAGE

and few delays in finalizing follow-on contracts for the current Missile Defense Agency task orders. Sales in 2004 reflected our completion of the Missile Defense Agency Phase 0 and Task Order 1 on the Missile Defense Agency contract of approximately $319,000 and $1,140,000, respectively, as well as the start of Task Order II for approximately $574,500 of our $43 million contract. We had ongoing contracts with the Air Force Research Laboratory and the Small Business Innovation Research contract Phase II, the option to that contract and an add-on contract totaled approximately $1.4 million. Other ongoing work from SpaceShipOne totaled approximately $686,000. We had a new Defense Advanced Research Projects Agency contract that had revenues which totaled approximately $240,000 and our Air Force Research Laboratory Small Business Innovation Research work for Phase I and II had revenues which totaled approximately $323,000. We also had smaller projects with approximately $208,500 in revenue, which included CHIPSat, and the lunar lander project as well other smaller projects. Sales in 2003 reflected the substantial completion of CHIPSat and the completion of the original SpaceShipOne contract, the Air Force Research Laboratory Small Business Innovation Research Phase I and the Missile Defense Agency Phase 0 work, while SpaceShipOne began on October 2, 2003, a new contract with the Missile Defense Agency began on July 9, 2003, a new contract with the Air Force Research Laboratory began on July 9, 2003 and a new contract with Lunar Enterprises began on July 24, 2003. The total value of the Missile Defense Agency contract, the Air Force Research Laboratory contract and the Lunar Enterprises contract was approximately $800,000, $1.4 million and $100,000, respectively. Revenues for the year ending December 31, 2003 were comprised of approximately $29,600 and $997,000 from the Air Force Research Laboratory Small Business Innovation Research (Phase I and II) contracts, respectively; $397,000 and $115,000 from the original and new SpaceShipOne contracts), respectively; $250,000 and $481,000 from the Missile Defense Agency (Phase I and II) contracts, respectively; $356,000 from the CHIPSat program; $100,000 from the contract by Lunar Enterprises of California; and approximately $234,400 from all other programs.

     For the year ending December 31, 2004, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $3,821,000, or 78.12% of net sales, as compared to approximately $2,415,000, or 81.69% of net sales, during the same period in 2003. The increase in cost of sales was primarily due to higher revenue combined with the implementation of stronger cost controls and project monitoring. Also, we altered our cost allocation method in the second quarter of 2003 as we completed CHIPSat, our main fixed price contract at the time, and began work on our new Air Force Research Laboratory and Missile Defense Agency cost plus contracts. We continue to focus efforts on developing project management skills and reports to assist in the efficient and effective management of our projects. The gross margin percentage for the year ending December 31, 2004 was 21.88% of net sales, an increase of 3.57% of net sales, as compared to 18.31% of net sales for the period in 2003.

     We experienced a decrease of approximately $505,000 in operating expenses from approximately $1,431,000, or 48.42% of net sales, in the year ending December 31, 2003 to approximately $926,000, or 18.93% of net sales, for the year ending December 31, 2004. Operating expenses include general and administrative expenses, marketing and sales expenses and research and development expenses, as well as stock and stock option based compensation expenses.

     - Marketing and sales expenses increased during 2004 (but decreased as a percentage of sales), from approximately $395,000, or 13.36% of net sales, for the year ending December 31, 2003, to approximately $419,000, or 8.56% of net sales, during the same period in 2004. The total dollar value increased by approximately $24,000, mainly due to our decision to expand our marketing and sales department, with partial costs of our Vice President of New Business Development and our Chief Executive Officer being charged to marketing and sales expenses.

                                       23
                                      PAGE

     - Research and development expenses decreased approximately $242,000 during 2004. Although we focus our efforts on government funded development and rarely do pure research, we devote certain resources to building our intellectual property portfolio. We incurred research and development expenses of approximately $281,000, or 9.51% of net sales, during the year ending December 31, 2003. We decreased non-funded research and development expenditures in 2004 to approximately $39,400. During 2003, approximately $192,000 of research and development costs were related to our hybrid rocket propulsion design system and technologies outside the scope of our SpaceShipOne contract and the remaining $89,000 was related to our satellite bus design and development effort. In 2004, we continued to fund a small amount of hybrid rocket propulsion design and development independent of any contract.

     - We had no expenses from stock and stock option based compensation during the year ending December 31, 2004, compared to approximately $9,000, or 0.31% of net sales, for the same period in 2003. See "Critical Accounting Policies" below.

     - General and administrative expenses decreased approximately $279,000 from approximately $746,000, or 25.23% of net sales, for the year ending December 31, 2003 to approximately $467,000, or 9.56% of net sales, for the same period in 2004. This decrease is attributed to better controls and internal procedures, reduced overhead costs and more of the actual overhead costs being more finely classified as cost of goods sold.

     Non-operating expense/(income) consisted of interest expense, non-cash debt discount expense and deferred gain on the sale of our building, as well as other loan fees and expenses.

     - Interest expense for the year ending December 31, 2004 and 2003 was approximately $52,000, or 1.06% of net sales, and $91,000, or 3.09% of net sales, respectively. The decrease was due to a reduction in debt with fewer notes payable. We continue to pay interest expense on certain capital leases and settlement notes, although the balances continue to decline. We accrued interest expense on our related party note, which was paid in full during 2004, and on our revolving credit facility, which also had a zero balance at December 31, 2004. We accrued and paid interest on our related party note of approximately $29,000 for the year ending December 31, 2004 and accrued $47,000 for the year ending December 31, 2003. We also accrued and paid approximately $4,700 of interest on our various capital leases and notes payable and accrued and paid approximately $18,300 and $12,000 of interest on our revolving credit facility for the years ending December 31, 2004 and 2003, respectively. For the year ending December 31, 2003, we accrued and paid approximately $18,000 of interest on our convertible notes and accrued approximately $14,000 of interest, $42,000 of fees and $126,000 of non-cash loan fees on our revolving credit facility. We began generating interest income in 2004 of approximately $19,500, or 0.40% of net sales, due to increasing cash balances.

                                       24
                                      PAGE

     - We recognized approximately $117,000 and $107,500 of the deferred gain on the sale of the building during the years ending December 31, 2004 and 2003, respectively, and we will continue to amortize the remaining deferred gain of approximately $948,000 into non-operating income over the remainder of the lease. In relation to the gain we received on the building, we also accrued an income tax payable expense of $40,000 at March 31, 2003 of which none remained at December 31, 2004 or 2003, respectively. The reduction of the income tax payable in 2003 was due to a change in estimate based on the loss we experienced during the year.

     - We realized loan fees related to our revolving credit facility (approximately $2,480,000) and expenses related to the conversion of previous notes payable (approximately $774,000) into common stock at below fair market value for a total of approximately $3,254,000 and $258,000 for the year ending December 31, 2004 and 2003. We do not anticipate additional expenses related to similar note to equity conversions in the upcoming quarters of 2005.

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

     During the year ending December 31, 2004, we incurred a net loss of approximately $3,027,000, or 61.89% of net sales, compared to a net loss of approximately $1,246,000, or 42.15% of net sales, for the same period in 2003. During the year ending December 31, 2004, we incurred a positive EBITDA (earnings before interest taxes depreciation and amortization) of approximately $228,000, or 4.66% of net sales, compared to a negative EBITDA of approximately $723,000, or 24.46% of net sales, for the year ending December 31, 2003.

     The   following   table   reconciles   Earnings   Before  Interest,  Taxes,
Depreciation and Amortization (EBITDA) to net loss for the twelve-months ending December 31, 2004 and 2003, respectively:



FOR THE TWELVE-MONTHS ENDING . . . . .  DECEMBER 31, 2004    December 31, 2003
                                                  (AUDITED)            (Audited)
--------------------------------------  -------------------  -------------------
NET INCOME (LOSS). . . . . . . . . . .  $       (3,027,054)  $       (1,246,067)
--------------------------------------  -------------------  -------------------

Interest Income. . . . . . . . . . . .             (19,497)                   -
Interest Expense . . . . . . . . . . .              52,077               91,493
Non-Cash Interest exp. (Debt Discount)                   -              112,500
Gain on Building Sale. . . . . . . . .            (117,272)            (107,498)
 Loan Fee - Equity Conversion. . . . .           3,254,430              257,882
Provision for income taxes . . . . . .               1,600                1,600
Depreciation and Amortization. . . . .              83,531              166,971
--------------------------------------  -------------------  -------------------
EBITDA (LBITDA)* . . . . . . . . . . .  $          227,815   $         (723,119)
--------------------------------------  -------------------  -------------------
* Loss Before Interest, Taxes, Depreciation and Amortization.

                                       25
                                      PAGE

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations). We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. The increase in the net loss was mainly due to our revolving credit facility and the non-cash interest expense in conversions under the revolving credit facility. For the eight consecutive quarters in 2003 and 2004, we showed continued progress in total revenue as well as in EBITDA.

                               [GRAPHIC  OMITED]

                                       26
                                      PAGE

      QUARTER ENDING DECEMBER 31, 2004 -VS.- QUARTER ENDING DECEMBER 31, 2003

                                 SPACEDEV, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS ENDING
                                                                          (UNAUDITED)
 THREE MONTHS ENDING DECEMBER 31,. . . . . . .             2004             %        2003         %
----------------------------------------------  ----------------  ------------ ----------  --------

 NET SALES . . . . . . . . . . . . . . . . . .  $     1,445,174        100.00%  $ 901,746   100.00%
----------------------------------------------  ----------------  ------------  ----------  -------

 TOTAL COST OF SALES . . . . . . . . . . . . .        1,118,100         77.37%    732,573    81.24%
----------------------------------------------  ----------------  ------------  ----------  -------

 GROSS MARGIN. . . . . . . . . . . . . . . . .          327,075         22.63%    169,173    18.76%
----------------------------------------------  ----------------  ------------  ----------  -------

 OPERATING EXPENSES
    Marketing and sales expense. . . . . . . .          101,001          6.99%     83,606     9.27%
    Research and development . . . . . . . . .                -          0.00%      8,743     0.97%
    Stock and stock option based compensation.                -          0.00%      4,485     0.50%
    General and administrative . . . . . . . .          170,999         11.83%     84,050     9.32%
----------------------------------------------  ----------------  ------------  ----------  -------

 TOTAL OPERATING EXPENSES. . . . . . . . . . .          271,999         18.82%    180,884    20.06%


 INCOME/(LOSS) FROM OPERATIONS . . . . . . . .           55,075          3.81%    (11,711)   -1.30%


 NON-OPERATING EXPENSE/(INCOME)
    Interest expense/(income). . . . . . . . .          (20,093)        -1.39%     26,809     2.97%
    Non-cash interest expense debt discount. .                -          0.00%          -     0.00%
    Gain on Building Sale. . . . . . . . . . .          (29,318)        -2.03%    (29,318)   -3.25%
    Loan Fee - Equity Compensation . . . . . .          797,636         55.19%    109,470    12.14%
----------------------------------------------  ----------------  ------------  ----------  -------

 TOTAL NON-OPERATING EXPENSE/(INCOME). . . . .          748,225         51.77%    106,961    11.86%


 LOSS BEFORE INCOME TAXES. . . . . . . . . . .         (693,150)       -47.96%   (118,672)  -13.16%
 Income tax provision. . . . . . . . . . . . .            1,600          0.11%      1,600     0.18%
----------------------------------------------  ----------------  ------------  ----------  -------

 NET LOSS. . . . . . . . . . . . . . . . . . .  $      (694,750)       -48.07%  $(120,272)  -13.34%
----------------------------------------------  ----------------  ------------  ----------  -------

 NET LOSS PER SHARE:
   Net loss. . . . . . . . . . . . . . . . . .  $         (0.04)                $    (0.01)
----------------------------------------------  ----------------  ------------  ----------  -------

   Weighted-Average Shares Outstanding . . . .       19,545,951                 16,282,485
----------------------------------------------  ----------------  ------------  ----------  -------


NOTE: THE NUMBERS PRESENTED IN THE CHART ABOVE WERE NOT AUDITED OR REVIEWED FOR THE THREE-MONTH PERIODS ENDING DECEMBER 31, 2004 AND 2003, RESPECTIVELY. WE, AND NOT OUR AUDITORS, ARE RESPONSIBLE FOR THEIR FAIR PRESENTATION IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

                                       27
                                      PAGE

     During the fourth quarter of 2004, we recorded our eighth consecutive quarter of revenue growth and our fourth consecutive quarter of profit from operations. During the three-month period ending December 31, 2004, we had net sales of approximately $1,445,000 as compared to net sales of approximately $902,000 for the same three-month period in 2003, an increase of over 60.0%. Sales increased primarily due to the addition and expansion of our contracts with customers such as the Air Force Research Laboratory and the Missile Defense Agency, which created new revenue opportunities for us. Revenue increased approximately 17% from approximately $1,230,000 in the third quarter of 2004, mainly due to Task Order 2 of our Missile Defense Agency contract, which began in October 2004. Revenues for the three-month period ending December 31, 2004 were comprised of approximately $575,000 from the Missile Defense Agency Task Order 2, approximately $422,000 from the Air Force Research Laboratory Phase II contract including the option and additional contract value, approximately $204,000 from the two Small Business Innovation Research contracts listed above, approximately $110,000 from the Lunar Enterprises project, approximately $76,000 from SpaceShipOne, approximately $40,000 from our Defense Advanced Research Projects Agency contract and approximately $18,000 from all other programs. During the same period of 2003, sales were comprised of approximately $336,000 from the Missile Defense Agency contract, approximately $321,000 from the Air Force Research Laboratory Phase II contract, approximately $102,000 from the SpaceShipOne contract, approximately $54,000 from two Air Force Research Laboratory Small Business Innovation Research projects, approximately $30,000 form the contract with Lunar Enterprises, approximately $24,000 from the completion of the CHIPSat program and approximately $35,000 from all other programs.

     For the three-months ending December 31, 2003, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $1,118,000, or 77% of net sales, as compared to approximately $732,000, or 81% of net sales, during the same three-month period in 2003. The increase in cost of sales was primarily attributable to the increase in revenue on all programs and, in particular, to increases in cost plus contracts as a percentage of total contracts, which derive revenue from costs spent. The gross margin for the three-month period ending December 31, 2004 was approximately $327,000, or 23% of net sales, an increase of 4% of net sales over the prior year. The increase was mainly due to the improved management of our projects and the influence of our fixed priced contracts, which generally carry higher margins than our cost plus contracts.

     We experienced an increase of approximately $91,000 in operating expenses from approximately $181,000, or 20% of net sales, for the three-month period ending December 31, 2003 to approximately $272,000, or 19% of net sales, for the three-month period ending December 31, 2004, primarily due to an increase in market and sales and general and administrative cost. Operating expenses include general and administrative expenses, marketing and sales expenses and research and development expenses as well as stock and stock option based compensation expenses. Fluctuations in operating expenses for 2004 from 2003 are primarily attributable to the following:

     - Marketing and sales expenses accounted for an increase of approximately $17,000 in operating expenses during the fourth quarter of 2004 (but a decrease as a percentage of sales), from approximately $84,000, or 9.27% of net sales, for the three-months ending December 31, 2003, to approximately $101,000, or 6.99% of net sales, during the same period in 2004. The total dollar expenditure increased mainly due to our decision to expand our marketing and sales department, with partial costs of our Vice President of New Business Development and our Chief Executive Officer being charged to marketing and sales expenses

                                       28
                                      PAGE

     - Research and development expenses accounted for a decrease of approximately $9,000 in operating expenses from no recorded research and development expenses during the three-months ending December 31, 2004 to approximately $9,000 during the same three-month period in 2003. Although we focus our efforts primarily on government funded development and rarely do pure research, we devote certain resources to building our intellectual property portfolio. During 2003, our research and development costs were related to our hybrid rocket propulsion design system and technologies outside the scope of our SpaceShipOne contract.

     - General and administrative expenses accounted for approximately $82,500 of the increase in operating expenses. General and administrative expenses consist primarily of salaries for administrative personnel, fees for outside consultants, rent, insurance, legal and accounting fees and other overhead expenses. General and administrative expenses for the three-months ending December 31, 2004 were approximately $171,000 compared to approximately $88,500 (including approximately $4,500 for stock and stock option based compensation) for the same three-month period in 2003. The increase was primarily attributable to increased staff and support costs, the implementation of our new accounting and project tracking system and the addition of a government contract administrator.

     Non-operating expense/(income) consists of interest expense, non-cash debt discount expenses, deferred gain on the sale of our building, and other loan fees and expenses.

     - Interest expense/(income) for the three-month periods ending December 31, 2004 and 2003 was approximately ($20,000), or 1.4% of net sales, and $27,000, or 3.9% of net sales, respectively. The improvement was due to a reduction of interest on debt mainly from a repayment/conversion under our revolving credit facility, an adjustment to reclassified interest expense from the prior quarter and an increase in interest earned on growing cash balances. Interest expense is comprised of interest on our note to our CEO, interest on our revolving credit facility, interest on our convertible debt and interest on our settlement notes/capital leases. For the three-month period ending December 31, 2004 and 2003, interest expense on our note to our CEO was approximately $0.00 and $19,000, respectively. For the three-month period ending December 31, 2004 and 2003, interest expense on our revolving credit facility/convertible debt was $11,000 and $18,000, respectively. And interest expense on our settlement notes/capital leases for the three-month periods ending December 31, 2004 and 2003 were approximately $900 and $1,800 respectively. We also earned interest income during the three-months ending December 31, 2004 of approximately $13,400 from our growing cash balances and reclassified approximately $18,500 from interest expensed in the prior quarter.

     - We recognized approximately $29,000 of the deferred gain on the sale of the building during the three-months ending December 31, 2004 and 2003, respectively, and we will continue to amortize the remaining deferred gain of approximately $948,000 into non-operating income over the remainder of the lease.

     - We recognized approximately $798,000 in non-cash interest expense and loan fees of which approximately $763,000 was related to our revolving credit facility and approximately $35,000 was related to the conversion of notes to common stock below fair market value for the three-month period ending December 31, 2004. We anticipate no additional expenses related to similar note to equity conversions in the upcoming quarters of 2005.

                                       29
                                      PAGE

     During the three-month period ending December 31, 2004, we incurred a net loss of approximately $695,000, or 48% of net sales, compared to a loss of approximately $120,000, or 13% of net sales, for the same three-months ending in 2003. During the three-month period ending December 31, 2004, we incurred a positive EBITDA (earnings before interest taxes depreciation and amortization) of approximately $83,000, or 5% of net sales, compared to a positive EBITDA of approximately $2,200, or 1% of net sales, for the same three-months ending in 2003. The following table reconciles EBITDA to net loss for the three-months ending December 31, 2004 and 2003, respectively:




FOR THE THREE-MONTHS ENDING. . . . . .  DECEMBER 31, 2004    December 31, 2003
                                                (UNAUDITED)          (Unaudited)
--------------------------------------  -------------------  -------------------
NET INCOME/(LOSS). . . . . . . . . . .  $         (694,750)  $         (120,272)
--------------------------------------  -------------------  -------------------

Interest Expense/(Income). . . . . . .             (20,093)              26,809
Non-Cash Interest exp. (Debt Discount)                   -                    -
Gain on Building Sale. . . . . . . . .             (29,318)             (29,318)
 Loan Fee - Equity Conversion. . . . .             797,636              109,470
Provision for income taxes . . . . . .               1,600                1,600
Depreciation and Amortization. . . . .              28,250               13,948
--------------------------------------  -------------------  -------------------
EBITDA . . . . . . . . . . . . . . . .  $           83,325   $            2,237
--------------------------------------  -------------------  -------------------

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

                               [GRAPHIC  OMITED]

                                       30
                                      PAGE

LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH POSITION FOR YEAR ENDED DECEMBER 31, 2004 -VS.- YEAR ENDED DECEMBER 31, 2003

     Net increase in cash during the year ending December 31, 2004 was approximately $4,477,000 compared to a net increase of approximately $564,000 for the same period in 2003. Net cash used in operating activities totaled approximately $110,000 for the year ending December 31, 2004, a decrease of approximately $925,000 as compared to approximately $1,035,000 used in operating activities during the same period in 2003. The improvement in cash position was mainly due to our improved operating performance, an increase in accounts receivable from new and existing contracts and a reduction in work-in-process due to the shift from fixed price contracts to cost plus fixed fee contracts, as well as a few other small improvements.

     Net cash used in investing activities totaled approximately $225,000 for the year ending December 31, 2004, compared to approximately $3,111,000 provided by investing activities during the same period in 2003. The increase in cash used in investing activities is attributable to the sale of the building on January 31, 2003 and the purchase of fixed assets, primarily computer hardware and software tools, in 2004.

     Net cash provided by financing activities totaled approximately $4,812,000 for the year ending December 31 2004, which is an increase of approximately $6,323,000 from the approximately $1,511,000 used in financing activities during the same period in 2003. This is primarily attributable to the cash raised by the sale of our preferred stock (approximately $2,500,000 of gross proceeds), cash raised by the exercise of common stock options and warrants (approximately $1,600,000) and advances/conversions under our revolving credit facility with the Laurus Master Fund in 2004 (approximately $2,300,000).

     At December 31, 2004, our cash, which includes cash reserves and cash available for investment, was approximately $5,069,000, as compared to approximately $592,000 at December 31, 2003, an increase of approximately $4,477,000 mainly due to the issuance of our preferred stock in August 2004, the exercise of stock options and warrants throughout the year and advances/conversions under our revolving credit facility throughout the year.

     As of December 31, 2004, our backlog of funded and non-funded business was approximately $47 million, as opposed to approximately $2 million as of December 31, 2003. We expect approximately $8 million in revenue from the Missile Defense Agency program in 2005. Although the Missile Defense Agency contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and, if continued, that it will generate the amounts anticipated.

     During the year ending December 31, 2004, we completed work on our Air Force Research Laboratory Phase II Small Business Innovation Research contract worth approximately $1.6 million, as well as the negotiated a deferred option of approximately $0.8 million and the addition of approximately $0.1 million. We successfully powered SpaceShipOne in their quest to win the $10 million Ansari X-Prize in October 2004. We completed Task Order 1 for the Missile Defense Agency and won two Phase II Small Business Innovation Research awards related to the Air Force Research Laboratory of approximately $2.3 million.

                                       31
                                      PAGE

     Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of 2,350,000 and $2,190,000 as of December 31, 2004 and 2003, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $126,000 in 2004 from $2,190,000 at December 31, 2003 to $2,318,000 at December 31, 2004.

     At December 31, 2004, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $4,826,000 and $2,146,000, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California suspended the utilization of net operating loss for 2002 and 2003, and limited them for 2004.

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

                                       32
                                      PAGE

CASH  POSITION

     Although we were cashflow positive in 2004, we raised over $4 million in cash during the year, mainly through the sale of our preferred and common stock. Our ability to increase cash generation from operations and thereby continue as a going concern without the need to raise equity capital depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) generating substantial new revenue from the Missile Defense Agency by successfully performing under our $43 million contract and continuing to attract and successfully complete other government and commercial contracts. The Missile Defense Agency contract is staged, and we cannot guarantee that all subsequent phases will be awarded or will be awarded to us. Recent budget cuts may affect government spending on these space-based contracts.

     In order to perform the Missile Defense Agency contract on schedule and to successfully execute other existing and new business opportunities, we must substantially increase our staff and hire new engineers or subcontract the work to third parties. Although we are actively and aggressively seeking to hire spacecraft and propulsion engineers to fulfill existing and new business demand, there can be no assurance that we will be able to attract such engineering resources or if we are able to attract them, that they will be available in the timeframe needed or for a reasonable cost.

     In addition, we need to continue developing project management expertise to profitably execute on new business contracts and effectively and efficiently bid on and win new business. We have no current need to draw any funds from our revolving credit facility and we will only investigate the possibility of raising additional capital if we have a compelling need to do so or as new contracts and business opportunities materialize. New business opportunities can come from a variety of sources, including state and federal grants and government and commercial customer programs. However, there can be no assurance that we will be able to obtain such new business contracts or, if such contracts are available, that we can obtain then on terms favorable to the Company. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.

     On January 31, 2003, we closed escrow on the sale of our facility in Poway, California and entered into a ten-year leaseback. The selling price of the facility was $3.2 million. The total debt repayment from the transaction was approximately $2.4 million. The approximate net proceeds to us for working capital purposes was approximately $636,000, which was used in operating the business in 2003.

     At the end of 2002, we raised $475,000 from certain of our directors and officers by issuing 2.03% convertible debentures. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into our common stock when the note matured. The original maturity on the notes was six (6) months from issue date; however, on March 19, 2003, the maturity date was extended to twelve (12) months from issue date. The convertible debentures were exercisable into common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the debentures were issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three
(3) years from the date of issuance at the initial exercise price, or the initial conversion price on the debentures. On September 5, 2003, we repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the 1,229,705 warrants previously issued. As additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03%. All the note holders accepted the offer and the convertible notes were retired in 2003. Of the 614,853 remaining warrants, all were exercised in 2004 and none remained outstanding at December 31, 2004.

                                       33
                                      PAGE

     During the year ending December 31, 2003, we raised approximately $426,000 from accredited investors by selling 861,267 units of our common stock and common stock purchase warrants under in a private placement offering made under
Section 4(2) of the Securities Act of 1933, and Rule 506, to accredited investors only. We subsequently closed the Private Placement Offering. (See
Note  8  of  the  Consolidated  Financial  Statements.)

     During the year ending December 31, 2004, we raised approximately $6,375,000 in cash from accredited investors who converted debt into 2,991,417 shares of our common stock, through the exercise of options and warrant for 1,748,983 shares of our common stock and by selling 250,000 shares of our preferred stock, which could be converted into 1,623,377 shares of our common stock at a purchase price of $1.54 per share and which underlying common stock was registered with the Securities and Exchange Commission on Form SB-2's during 2004.

     We have sustained ourselves over the last few years with a mixture of government and commercial contracts and capital raised in the private market. In particular, we anticipated and received an award from the Air Force Research Laboratory on March 28, 2003 and from the Missile Defense Agency on March 31, 2004. Both awards were cost-plus fixed fee contracts, which required us to incur certain costs in advance of regular contract reimbursements. Although we have needed a certain amount of cash to fund advance payments on the contract, we have been entitled, as a small business concern, to recover our costs on a weekly basis and we established the Laurus Master Fund revolving credit facility at the end of the second quarter of 2003 to support our advance payment needs. There was no balance on the revolving credit facility at December 31, 2004 and we do not anticipate further need to draw on the revolving credit facility; however, the revolving credit facility will remain in place pursuant to our original agreement with the Laurus Master Fund until June 2007, unless sooner terminated by either party. We would be required to pay Laurus a termination fee for early termination of the revolving credit facility.

     On March 31, 2004, we negotiated an amendment to our Secured Convertible Note dated June 3, 2003 with the Laurus Master Fund to add a fixed conversion price at $0.85 per share for the next $500,000 converted under the revolving credit facility after the initial $1 million conversion. In exchange for the amendment, Laurus granted us a six-month waiver to utilize the full revolving credit facility in advance of eligible accounts. On August 25, 2004, we negotiated an amendment to our Secured Convertible Note to add a fixed conversion price at $1.00 per share for the next $1 million converted under the revolving credit facility after the $500,000 mentioned above. In exchange for the amendment, Laurus granted us a waiver to utilize the full revolving credit facility in advance of eligible accounts and committed to convert the entire $1 million into equity by the end of the year. At December 31, 2004, Laurus had converted approximately $2,272,000 of debt into 2,990,000 shares under the revolving credit facility.

                                       34
                                      PAGE

     We experienced a positive cash flow in 2004 for the first time in our history. We also realized operating profit in 2004; however, we incurred a net loss due to the non-cash expenses related to our revolving credit facility. We anticipate that with our projected increase in revenue and backorders from near term contracts, combined with our fiscally responsible budget and project controls, that net positive cash flow from operations will continue and will be sufficient to fund both operations and capital expenditures in 2005 and beyond. There is no assurance, however, that we will sustain our current positive cash flow or our operating profit now or in the future.

                                       35
                                      PAGE

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this Statement did not have a material effect on our consolidated financial statements.

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

                                       36
                                      PAGE

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share Based Payment" (SFAS No. 123R), a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. We have yet to determine the effect SFAS No. 123R may have on our financial statements, if any.

FORWARD-LOOKING  STATEMENTS  AND  RISK  ANALYSIS

     During the first three-months of 2005, we submitted two bids for government programs, continued our work with the United States Congress to identify directed funding for our programs and are actively working to identify several significant commercial programs. We believe that we will win some of these opportunities, which would enable us to continue to enhance our backorder, continue to grow and broaden our business base, although there can be no assurance that these contracts will be awarded to us.

     To date, we have maintained a mix of government and commercial business. In 2004, we had about 85% government and government-related work. In 2003, we had about 82% government or government-related work. In 2005, we expect the ratio to be about 90% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 70% for the next several years as we increase our government and commercial marketing efforts for both of our technology and product areas. Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, e.g., International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.

     While we do not expect a reduction of government sales, a majority of our government work is contract related. We are beginning to develop commercial products with the long-term idea and vision of becoming a product-oriented company; however, in the short-term, a majority of our revenue is expected to come from government cost plus fixed fee and some firm fixed price contracts. Our definition of short-term is the next three to five years and long-term is five to ten years and beyond. We anticipate winning contracts in both the government and commercial market segments, although there can be no assurance that the contracts will be awarded to us. If they are not awarded to us, based on current trends and proposals, we believe that we can offset fluctuations in one market segment with contracts from the other; however, our inability to win business in both markets would have a negative effect on our business operations and financial condition.

                                       37
                                      PAGE

     We believe that we will experience an accelerated growth in sales over the next few years. At this time, over 90% of the forecasted sales for 2005 are under contract or near contract award. There is no guarantee and there can be no assurance that we will win enough new business to achieve our targeted growth projection or to maintain a positive cash flow position. Additionally, there is no guarantee that awarded contracts will not be altered or terminated prior to us recognizing our projected revenue from them. Many contracts have "exit ramps", i.e., provides the customer the right to terminate the contract for any of a variety of reasons, including but not limited to non-performance by us, or are awarded in phases the award of which is not guaranteed to us. We do not believe that any of our contracts will be terminated early; however, there can be no assurance that they will not be terminated prior to completion or that all phases of any of our contracts will be awarded to us. Finally, we do not believe that significant capital expenditures will be required to achieve this increase in sales; however, additional capital may be required to support and sustain our growth.

     During the year ended December 31, 2004, we raised approximately $6,375,000 through a combination of private sales of our preferred stock (approximately
$2,500,000), exercises of options and warrants (approximately $1,600,000) and conversions on our revolving credit facility (approximately $2,300,000). During the year ended December 31, 2003, we raised approximately $654,000 through a combination of private sales of our stock (approximately $426,000) and conversions on our revolving credit facility (approximately $228,000). To execute our strategy of rapidly growing our Company with small, capable, low-cost micro- and nanosatellites, hybrid propulsion products and new commercial revenue sources, we may require additional funding in order to win significant government and commercial programs. We believe investor or customer funding of $10 to $30 million may be required in the future, which could come from a combination of private and/or public equity placements or government and commercial customers. Our intent is to only raise additional capital now when it is required or makes sense to do so. We do not have any ongoing private or public equity offerings and the Board has not authorized any additional financings at this time.

     We have sufficient capital to operate our business currently. The amount of capital we may need to raise in the future is dependent upon many factors. For example, the need for additional capital may be greater if (i) we do not enter into future agreements with our customers on the terms we anticipate; (ii) our net operating profit reverts to a deficit due to significant unanticipated expenses; or (iii) we incur additional unexpected research and development costs for our microsatellite products or our hybrid-related propulsion systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. If additional capital is not raised, it could have a significant negative effect on our business operations and financial condition in the long term.

     Our ability to execute a public offering of our common stock or otherwise obtain funds is subject to numerous factors beyond our control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that we will remain profitable or cash flow positive, or that any additional public offering will occur, that we will be successful in obtaining additional funds from any source or be successful in implementing an acceptable exit strategy on behalf of our investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to us when such funds are needed or may be on terms which are significantly adverse to our current stockholders. The unavailability of funds when needed could have a material adverse effect on us.

                                       38
                                      PAGE

     Our business partially depends on activities regulated by various agencies and departments of the United States government and other companies and agencies that rely on the federal government. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The United States economy in general is being adversely affected by the terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. Conversely, because of the nature of our products, there may be opportunities for us to offer solutions to the government that may address some of the problems that the country faces at this time with respect to terrorism, national defense and national security.

ITEM  7.     FINANCIAL  STATEMENTS

     Please see our audited financial statements for the period ended December 31, 2004 as compared to the period ended December 31, 2003 attached hereto.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

     In 2003, we changed our principal independent accountants due to their decision, at the time, not to register with the Public Company Accounting Oversight Board established by the Sarbanes-Oxley Act of 2002, which was charged with the responsibility of overseeing the audits of public companies that are subject to the federal securities laws. Under the Sarbanes-Oxley Act of 2002, the Public Company Accounting Oversight Board's duties included the establishment of a registration system for public accounting firms. All public accounting firms were required to register with the Public Company Accounting Oversight Board if they wished to prepare or issue audit reports on United States public companies, or to play a substantial role in the preparation or issuance of such reports. Once registered, public accounting firms were required to file periodic reports with the Public Company Accounting Oversight Board. At the end of the first quarter of 2003, we were informed by our independent auditor, Nation Smith Hermes Diamond, Accountants and Consultants, P.C. ("Nation Smith"), that it may not register with the Public Company Accounting Oversight Board and, as a result, would not be able to continue to act as our independent auditor once the rules were in effect. Nation Smith did not resign its position as a result of any disagreements with us on accounting or financial disclosure issues.

     Effective June 3, 2003, we confirmed with Nation Smith that they would no longer be representing us as our accountants, except to provide consent herein. As of that date, we informed Nation Smith that we were engaging a new audit firm as our accountants.

                                       39
                                      PAGE

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

     During fiscal year 2002 and the subsequent interim period through June 3, 2003, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

     During fiscal year 2002 and the subsequent interim period through June 3, 2003, Nation Smith did not advise us that the internal controls necessary for us to develop reliable financial statements did not exist.

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

     During fiscal year 2002 and the subsequent interim period through June 3, 2003, Nation Smith did not advise us that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

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

                                       40
                                      PAGE

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

                                       41
                                      PAGE

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our management and directors' business activities are under the control of our Board of Directors. Our Chief Executive Officer, James W. Benson, our President and Chief Financial Officer, Richard B. Slansky, our Vice President of Engineering, Frank Macklin, and our Vice President of New Business Development and Project Management, Randall K. Simpson, manage the Company's daily operations. Our Board currently consists of eight directors. Mr. Slansky was added to the Board of Directors in November 2004. J. Mark Grosvenor was added and resigned from the Board of Directors in 2003. Below is a list of our executive officers and directors.

NAME                                                              POSITION  HELD
--------------------------------------------------------------------------------

James  W.  Benson                                     Chief  Executive  Officer,
13855  Stowe  Drive                          Director,  Chairman  of  the  Board
Poway,  California  92064

Richard  B.  Slansky                      President,  Chief  Financial  Officer,
13855  Stowe  Drive                              Director,  Corporate  Secretary
Poway,  CA   92064

Frank  Macklin                                     Vice  President,  Engineering
13855  Stowe  Drive
Poway,  California  92064

Randall  K.  Simpson                             Vice  President,  New  Business
13855  Stowe  Drive                          Development  &  Project  Management
Poway,  California  92064

Stuart  Schaffer                                                        Director
13855  Stowe  Drive
Poway,  CA   92064

Wesley  T.  Huntress*                                                   Director
13855  Stowe  Drive
Poway,  California  92064

Curt  Dean  Blake*                                                      Director
13855  Stowe  Drive
Poway,  California  92064

General  Howell  M.  Estes,  III  (USAF  Retired)*                      Director
13855  Stowe  Drive
Poway,  California  92064

Robert  S.  Walker*                                                     Director
13855  Stowe  Drive
Poway,  California  92064

Scott  McClendon  *                                                     Director
13855  Stowe  Drive
Poway,  California  92064

*     Denotes  Independent  Director

                                       42
                                      PAGE

     The following is a summary of the business experience of our officers and directors as well as other key employees.

     James W. Benson, age 60, is our founder and has served as our Chief Executive Officer and Chairman of the Board since inception. Mr. Benson started the trend of successful computer entrepreneurs moving into the entrepreneurial space arena. In 1984, Mr. Benson founded Compusearch Corporation (later renamed Compusearch Software Systems) in McLean, Virginia. The company was based on the first development of software algorithms and applications for personal computers and networked servers to create full text indexes of massive government procurement regulations and to provide instant full text searches for any word or phrase; the first instance of large scale, commercial implementation of PC-based full text searching, which later grew to encompass such systems as worldwide web search engines. Seeing related opportunities in document and image management, Mr. Benson started the award-winning ImageFast Software Systems in 1989, which later merged with Compusearch. In 1995, Mr. Benson sold Compusearch and ImageFast, and retired at age fifty. After months of research, Mr. Benson started SpaceDev, Inc., a Nevada corporation, which was acquired by us in October 1997. Mr. Benson holds a Bachelor of Science degree in Geology from the University of Missouri. He founded the non-profit Space Development Institute, and introduced the $5,000 Benson Prize for Amateur Discovery of Near Earth Objects. He is also Vice-Chairman and private sector representative on NASA's national Space Grant Review Panel, and is a member of the American Society of Civil Engineers subcommittee on Near Earth Object Impact Prevention and Mitigation.

     Richard B. Slansky, age 48, is our President, Chief Financial Officer, Director and Corporate Secretary and joined us on February 10, 2003 as Chief Financial Officer and Corporate Secretary. In November 2004, he was appointed as President and Director. Mr. Slansky served as interim Chief Executive Officer, interim Chief Financial Officer and Director for Quick Strike Resources, Inc., an IT training, services and consulting firm, from July 2002 to February 2003. Previously, Mr. Slansky served as Chief Financial Officer, Vice President of Finance, Administration and Operations and Corporate Secretary for Path 1 Network Technologies, Inc., a company focused on merging broadcast and cable quality video transport with IP networks from May 2000 to July 2002. Before his tenure at Path 1, Mr. Slansky served as President, Chief Financial Officer and member of the Board of Directors of Nautronix, Inc., a marine electronics/engineering services company, from January 1999 to May 2000. Prior to Nautronix, Mr. Slansky served as Chief Financial Officer of Alexis Corporation, an international pharmaceutical research products technology company, from August 1995 to January 1999. He also served as President and Chief Financial Officer of C-N Biosciences, formerly Calbiochem, from July 1989 to July 1995. Mr. Slansky is currently serving on the Board of Directors of two privately held high technology companies, one closely held, private real estate company and the Girl Scouts of San Diego and Imperial Counties. Mr. Slansky earned a bachelor's degree in economics and science from the University of Pennsylvania's Wharton School of Business and a master's degree in business administration in finance and accounting from the University of Arizona.

                                       43
                                      PAGE

     Frank Macklin, age 48, was appointed as our Vice President of Engineering in 2004. Mr. Macklin has been our chief engineer of hybrid propulsion systems and the technical leader for our National Reconnaissance Office funded SPOTV Hybrid System Definition study, and is acting chief engineer for our Maneuvering and orbital Transfer Vehicle Hybrid Technology Development and X-Motor Development. Mr. Macklin was a founder of Integrated Space Systems, Inc., which was acquired by SpaceDev in 1998. Prior to his work at Integrated Space Systems, Mr. Macklin worked at the General Dynamics Space Systems Division in San Diego from January 1987 to December 1994. During his tenure at General Dynamics, Mr. Macklin integrated a new guidance system onto the new generation of Atlas launch vehicles and became intimately familiar with all aspects of vehicle flight software and hardware. He also designed and implemented diverse ground guidance performance and analysis software systems, became a complete end-to-end systems expert, and served as the guidance system expert on the elite "tiger team" sent to support all launches. Prior to General Dynamics, Mr. Macklin served as a member of the Peacekeeper developmental launch team at Vandenberg Air Force Base from March 1984 to December 1986, where he was responsible for the $30M guidance and control system, led a group of 30 industry engineers and gave the final guidance system go/no-go for launch. Mr. Macklin is a California State registered professional electrical engineer with more than 20 years of experience with launch vehicles, ground launch control systems, launch sites and launch teams. Mr. Macklin received his BSEE from San Diego State University and is a California Board Certified Professional Engineer.

     Randall K. Simpson, age 58, is our Vice President of New Business Development and Project Management and joined us in January 2004. Mr. Simpson has over 30 years of diversified experience in business development, product definition, engineering development and support for aerospace, commercial and international customers. From October 2000 to January 2004, Mr. Simpson served as Assistant Vice President of Program Management for Alvarion, Inc., a high technology commercial communications firm. From March 1997 to September 2000, Mr. Simpson was Vice President of Engineering for Cubic Defense Systems, an engineering and production company providing military training ranges, laser instrumentation products, space avionics and battlefield communications equipment. From November 1992 to February 1997, Mr. Simpson was Program Director for Advanced Test Systems and Engineering Director for GDE Systems, which develops, integrates and produces test equipment for advanced electronic aircraft, munitions, space launch, satellite and telecommunications systems. Mr. Simpson began his career at General Dynamics/Convair where he held various positions. Mr. Simpson received both his BSEE and MSEE from San Diego State University.

     Stuart Schaffer, age 45, was appointed to our Board of Directors on May 17, 2002. Mr. Schaffer is currently VP Marketing, for Overture Performance Marketing -- a business unit of Overture Services, which is a subsidiary of Yahoo! Mr. Schaffer was our vice president of product development and marketing from May 2002 to August 2003. From 1998 to 2001, Mr. Schaffer acted as vice president of marketing for Infocus Corporation, a fully reporting company, where he managed all aspects of the marketing mix for market-share leading digital projection business throughout the Americas region. In that position, Mr. Schaffer revitalized the Proxima brand, managed a multi-million dollar annual advertising, communications and program budget, directed multiple outside and in-house agencies, led product marketing teams in defining and delivering both mobile and conference room digital projector product lines, developed channel strategies and programs for both value-added and volume channels, served as primary press spokesperson for the company, established a market intelligence structure focused on developing customer and industry knowledge and spearheaded merger teams to ensure the smooth transition of the merger between the Infocus and Proxima marketing organizations. Prior to Infocus, Mr. Schaffer worked for the Hewlett-Packard Company from 1985 to 1998, where he held various positions in Business Development, Marketing and Business Planning. Mr. Schaffer has worked with the Leukemia & Lymphoma Society, on a volunteer basis, as an Assistant Coach and Mentor. Mr. Schaffer has an MBA from Harvard University and a BS degree in physics from Harvey Mudd College.

                                       44
                                      PAGE

     Wesley T. Huntress, age 63, was elected to our Board of Directors as an independent director at our annual shareholder meeting held June 30, 1999, and is a member of our Audit Committee and Compensation Committee. Dr. Huntress is currently Director of the Geophysical Laboratory at the Carnegie Institution of Washington in Washington, DC, where he leads an interdisciplinary group of scientists in the fields of high-pressure science, astrobiology, petrology and biogeochemistry. Prior to his appointment at Carnegie, Dr. Huntress served the Nation's space program as the Associate Administrator for Space Science at NASA from October 1993 through September 1998 where he was responsible for NASA's programs in astrophysics, planetary exploration, and space physics. During his tenure, NASA space science produced numerous major discoveries, and greatly increased the launch rate of missions. These discoveries include the discovery of possible ancient microbial life in a Mars meteorite; a possible subsurface ocean on Jupiter's moon Europa; the finding that gamma ray bursts originate at vast distances from the Milky Way and are extraordinarily powerful; discovery of massive rivers of plasma inside the Sun; and a wealth of announcements and images from the Hubble Space Telescope, which have revolutionized astronomy as well as increased public interest in the cosmos. Dr. Huntress also served as a Director of NASA's Solar System Exploration Division from 1990 to 1993, and as special assistant to NASA's Director of the Earth Science and Applications from 1988 to 1990. Dr. Huntress came to NASA Headquarters from Caltech's Jet Propulsion Laboratory ("JPL"). Dr. Huntress joined JPL as a National Research Council resident associate after receiving is B.S. in Chemistry from Brown University in 1964 and his Ph.D. in Chemical Physics from Stanford in 1968. He became a permanent research scientist at JPL in 1969. He and his JPL team gained an international reputation for their pioneering studies of chemical evolution in interstellar clouds, comets and planetary atmospheres. At JPL Dr. Huntress served as co-investigator for the ion mass spectrometer experiment in the Giotto Halley's Comet mission, and as an interdisciplinary scientist for the Upper Atmosphere Research Satellite and Cassini missions. He also assumed a number of line and research program management assignments while at JPL, and spent a year as a visiting professor in the Department of Planetary Science and Geophysics at Caltech.

     Curt Dean Blake, age 47, was appointed to our Board of Directors as an independent director on September 5, 2000. He serves as our Audit Committee Chairman and is a member of our Nominating/Corporate Governance Committee. Mr. Blake is CEO of GotVoice, Inc., a startup company in the voicemail consolidation and messaging business. From 1999 to 2002, Mr. Blake provided consulting services to various technology companies, including Apex Digital, Inc. and SceneIt.com. Mr. Blake acted as the Chief Operating Officer of the Starwave Corporation from 1993 until 1999, where he managed business development, finance, legal and business affairs, and operations for the world's most successful collection of content sites on the Internet. During that time, he developed business strategies, financial models, and structured and negotiated venture agreements for Starwave's flagship site, ESPN Sportszone, at that time the highest traffic destination site on the Internet. He also developed and negotiated venture agreements with the NBA, NFL, Outside Magazine and NASCAR to create sites around these brands. Mr. Blake negotiated the sale of a controlling interest in Starwave Corporation to Disney/ABC. Prior to Starwave, Mr. Blake worked at Corbis from 1992 to 1993, where he led the acquisitions and licensing effort to fulfill Bill Gates' vision of creating the largest taxonomic database of digital images in the world. Mr. Blake acted as General Counsel to Aldus Corporation from 1989 to 1992, where he was responsible for all legal matters of the $125 million public corporation and its subsidiaries. Prior to that, Mr. Blake was an attorney at Shidler, McBroom, Gates and Lucas, during which time he was assigned as onsite counsel to the Microsoft Corporation, where he was primarily responsible for the domestic OEM/Product Support and Systems Software divisions. Mr. Blake has an MBA and JD from the University of Washington.

                                       45
                                      PAGE

     General Howell M. Estes, III (USAF Retired), age 63, was appointed to our Board of Directors as an independent director on April 2, 2001, and is a member of our Nominating/Corporate Governance Committee and of our Compensation Committee. General Estes retired from the United States Air Force in 1998 after serving for 33 years. At that time he was the Commander-in-Chief of the North American Aerospace Defense Command ("CINCNORAD") and the United States Space Command ("CINCSPACE"), and the Commander of the Air Force Space Command ("COMAFSPC") headquartered at Peterson AFB, Colorado. In addition to a Bachelor of Science Degree from the Air Force Academy, he holds a Master of Arts Degree in Public Administration from Auburn University and is a graduate of the Program for Senior Managers in Government at Harvard's JFK School of Government. Gen. Howell Estes is the President of Howell Estes & Associates, Inc., a wholly owned consulting firm to CEOs, Presidents and General Managers of aerospace and telecommunications companies worldwide. He serves as Vice Chairman of the Board of Trustees at The Aerospace Corporation. He served as a consultant to the Defense Science Board Task Force on SPACE SUPERIORITY and more recently as a commissioner on the U.S. Congressional Commission to Assess United States National Security Space Management and Organization (the "Rumsfeld Commission").

     Robert S. Walker, age 62, was appointed to our Board of Directors as an independent director on April 2, 2001. He currently sits on our Nominating/Corporate Governance Committee. Mr. Walker has acted as Chairman of Wexler & Walker Public Policy Associates in Washington, D.C. since January 1997. As a former Congressman (1977-1997), Chairman of the House Science Committee, Vice Chairman of the Budget Committee, and a long-time member of the House
Republican leadership, Walker became a leader in advancing the nation's space program, especially the arena of commercial space, for which he was the first sitting House Member to be awarded NASA's highest honor, the Distinguished Service Medal. Bob Walker is a frequent speaker at conferences and forums. His main issues include the breadth and scope of space regulation today, and how deregulation could unleash the telecommunications, space tourism, broadcast and Internet industries. Mr. Walker currently sits on the boards of directors of Aerospace Corporation, a position he has held since March 1997. Wexler & Walker is a Washington-based, full-service government relations firm founded in 1981. Wexler & Walker principals have served in Congress, in the White House and federal agencies, as congressional staff, in state and local governments and in political campaigns. Wexler & Walker is a leader on the technology issues of the twenty-first century. During 2002, we incurred consulting fees with Hill and Knowlton, Inc., an affiliate of Wexler & Walker, in an aggregate amount of approximately $56,000. No fees were paid to Wexler & Walker in 2003.

     Scott McClendon, age 66, was appointed to our Board of Directors as an independent director on July 19, 2002. He currently sits on our Audit Committee and our Compensation Committee. McClendon currently sits on the Board of Directors for Overland Storage, Inc., a public company, where he acts as chairman of the Board. He became the chairman after serving as president and chief executive officer from October 1991 to March 2001. Prior to joining Overland Storage, Inc., Mr. McClendon was employed by Hewlett-Packard Company for over 32 years in various positions of engineering, manufacturing, sales and marketing. In addition to SpaceDev and Overland Storage, Mr. McClendon is currently serving on the Board of Directors of Procera Networks, Inc., a public company, and Sicommnet, Inc., privately held high technology company. Mr. McClendon received a Bachelor of Science degree in electrical engineering in June 1960, and a Master of Science degree in electrical engineering in June 1962 from Stanford University School of Engineering.

                                       46
                                      PAGE

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

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS  AND  MEETING  ATTENDANCE

     We have a standing audit committee comprised of Messrs. Blake, McClendon and Dr. Huntress. In 2004, we established a nominating and governance committee comprised of Retired General Estes, Mr. Walker and Dr. Huntress and a compensation committee comprised of Messrs. Blake and McClendon and Retired General Estes. The Company does not maintain any pension, retirement or other arrangements other than as disclosed in the following table for compensating its Directors. Our Board of Directors took action five (5) times during the last fiscal year, with all five (5) being at regular or special meetings attended by the members of the Board either personally or telephonically. There were no unanimous written consents in 2004. Our Audit Committee took separate action five (5) times during the last fiscal year, each time at a regular or special meeting attended by a quorum of the members of the committee either personally or telephonically. The Nominating and Corporate Governance Committee and the Compensation Committee met once to approve their respective charters.

                                       47
                                      PAGE

ITEM  10.     EXECUTIVE  COMPENSATION

EXECUTIVE  OFFICER  COMPENSATION

During the fiscal years ended December 31, 2002, 2003 and 2004, the Company granted options to certain of its officers as compensation for their services pursuant to the Company's stock option plan. Total compensation paid to officers of the Company for its past three fiscal years is set forth below:

                           SUMMARY COMPENSATION TABLE


                                                                                       Long Term Compensation
                                                                   --------------------------------------------------------

                                Annual Compensation                  Awards                             Payouts
                                ----------------------               ----------                         ---------

Name and Principal Position(1)  Year  Salary  Bonus  Other Annual  Restricted     Securities      LTIP Payouts  All Other
                                      ($)     ($)    Compensation  Stock Award(s) Underlying      ($)           Compensation
                                                     ($)           ($)            Options/ SARs #               ($)
------------------------------  ----  ------- ------ -------------  --------------  ------------   ------------  -----------
James W. Benson, CEO (2) . . .  2002  141,325      -          -                 -     10,000(2)              -             -
.. . . . . . . . . . . . . . .   2003  150,000      -          -                 -            -               -             -
.. . . . . . . . . . . . . . .   2004  177,923 40,000        3,894               -            -               -             -

Richard B. Slansky, President,  2002        -      -          -                 -            -               -             -
.. .  . . . . . . .  CFO. . . . .2003   94,625      -        1,183               -    355,000(3)              -             -
.. . . . . . . . . . . . . . .   2004  150,000      -       27,672               -    395,000(3)              -             -

Randall K. Simpson, V.P. . . .  2002        -      -          -                 -            -               -             -
...New Business Development. . ..2003        -      -          -                 -            -               -             -
.. . . . . . . . . . . . . . .   2004  114,231      -          -                 -    250,000(4)              -             -

Frank Macklin, V.P. . .. . . .  2002        -      -          -                 -            -               -             -
...             Engineering. . ..2003        -      -          -                 -            -               -             -
.. . . . . . . . . . . . . . .   2004  109,110      -        4,067               -     50,000(5)              -             -

------------------------------  ----  ------- ------ -------------  --------------  ------------   ------------  -----------
------------------------------  ----  ------- ------ -------------  --------------  ------------   ------------  -----------

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

(2) Mr. Benson was awarded 10,000 options in 2001 as a part of an annual award of options to our employees. The options are incentive stock options and were granted with an exercise price equal to 110% of the fair market value of our common stock on the date of grant.

(3) Mr. Slansky was awarded up to 385,000 options in 2003 as part of his employment agreement, with 25,000 vested immediately, 180,000 vesting in six-month increments over five years and the remaining based on performance criteria established by the CEO. The timeframe for certain performance criteria lapsed in 2003 and 30,000 options not earned were forfeited; thereby, reducing Mr. Slansky's potential securities underlying options to a maximum of 355,000, as illustrated above. Mr. Slansky was awarded up to 395,000 options in 2004 as part of an overall option normalization and based on positions held; and these options vest based on the following: options on 197,500 shares vesting in six-month increments over five years and the remaining vest based on performance criteria established by the CEO, as approved by the Board.

                                       48
                                      PAGE

  (4) Mr. Simpson was awarded up to 250,000 options in 2004 as part of his employment agreement, with 125,000 vesting in six-month increments over five years and the remaining vest based on performance criteria established by the CEO or President, as approved by the Board.

  (5) Mr. Macklin was awarded up to 50,000 options in 2004 as part of an overall option normalization and based on positions held; and these options vest based on six-month increments over five years.


During the last fiscal year and as of December 31, 2004, the Company granted stock options to executive officers as set forth in the following table:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
------------------
Name . . . . . . .  Number of Securities   % of Total Options/SARs   Exercise of Base   Expiration
                    Underlying             Granted to Employees in   Price ($/Sh)       Date
                    Options/SARs           Fiscal Year
                    Granted (#)
------------------  --------------------   -----------------------   ----------------   ------------

James W. Benson                        0                         0                  0              0

Richard B. Slansky               395,000                       18%               0.92      3/25/2010

Randall K. Simpson               250,000                       11%               1.19      1/26/2010

Frank Macklin                     50,000                        2%               0.92      3/25/2010
------------------  --------------------   -----------------------   ----------------   ------------

     As of December 31, 2004, the Company had vested and unvested securities underlying stock options to executive officers as set forth in the following table:

                    Option/SAR Grants Ended December 31, 2004




                                                         Number of Securities Underlying          Value of Unexercised In-the-Money
                                                         Unexercised Options/SARs at FY-End (#)   Options/SARs at FY- End ($)
                                                         --------------------------------------   ---------------------------------


                                                         Exercisable/                              Exercisable/
Name . . . . . . .  Shares Acquired on  Value Realized   Unexercisable                             Unexercisable(1)
                    Exercise (#)        ($)
------------------  ------------------  --------------   --------------------------------------   ---------------------------------
James W. Benson. .                   0               0                                 255,000/                            254,734/
------------------  ------------------  --------------   --------------------------------------   ---------------------------------
                                                                                      1,000,000                             375,000
------------------  ------------------  --------------   --------------------------------------   ---------------------------------
Richard B. Slansky                   0               0                                  276,250/                           184,860/
------------------  ------------------  --------------   --------------------------------------   ---------------------------------
                                                                                        473,750                             359,590
------------------  ------------------  --------------   --------------------------------------   ---------------------------------
Randall Simpson                      0               0                                   12,500/                            14,875/
------------------  ------------------  --------------   --------------------------------------   ---------------------------------
                                                                                        237,500                             282,625
------------------  ------------------  --------------   --------------------------------------   ---------------------------------
Frank Macklin                        0               0                                    8,000/                            48,583/
------------------  ------------------  --------------   --------------------------------------   ---------------------------------
                                                                                         45,000                              41,400
------------------  ------------------  --------------   --------------------------------------   ---------------------------------


(1) For purposes of determining whether options are "in-the-money," we defined fair market value as the five-day weighted average of the closing price of our common stock on the Over-The-Counter Bulletin Board as of March 14, 2005, or $1.72 per share. All the options listed on the table are "in-the-money", except unvested options on 750,000 of Mr. Benson's shares.

                                       49
                                      PAGE

PERQUISITES

     We provide our Chief Executive Officer, Mr. Benson, with a few perquisites including a cell phone with basic coverage and charges, an annual membership to alpha trader.com, annual air travel club memberships and a monthly hosting on web site works. Although the value of these perks is not substantial, we believe these perks are an important component of chief executive officer compensation.

DIRECTOR  COMPENSATION

     At our annual meeting on July 16, 2000, our Board of Directors adopted a compensation plan for independent directors whereby they receive options for attending meetings of the Board as follows: each such director received an option to purchase 5,000 shares for each of two telephonic meetings attended per year, and an option to purchase 10,000 shares for each of two meetings attended in person per year. These directors did not receive additional compensation for attending meetings in excess of those described above until March 2004. In addition to the above, independent directors received $5,000 in options on the date of election or appointment. All such options were issued pursuant to our 1999 Incentive Stock Option Plan at fair market value as of the date of the meeting attended, vested 50% on the first anniversary date of the date of grant and 50% on the second anniversary date of the date of grant and expire on the five-year anniversary of the grant date.

     On March 25, 2004, our Board of Directors modified our compensation plan for independent directors. Under the modified plan, non-employee directors will receive options for attending meetings of the Board as follows: each director shall receive an option to purchase 6,000 shares for each telephonic meeting attended and an option to purchase 12,000 shares for each meeting attended in person, with a cap of options on 36,000 shares per year. Our non-employee directors will also receive compensation for attending committee meetings as follows: each director shall receive an option to purchase 5,000 shares for each Audit Committee meeting attended, each director shall receive an option to purchase 2,500 shares for each Compensation Committee meeting attended and each director shall receive an option to purchase 2,500 shares for each Nominating/Governance Committee meeting attended, which options shall not be subject to a cap. In addition to the above, non-employee directors receive options for 5,000 shares on the date of election or appointment. All such options will be issued pursuant to the Plan at fair market value as of the date of the meeting attended, will vest 50% on the first anniversary date of the date of grant and 50% on the second anniversary date of the date of grant and will expire on the three-year anniversary of the grant date.

     The following table sets forth the remuneration paid to our directors during the fiscal year ended December 31, 2004. We do not pay directors who are also officers of the Company additional compensation for their service as directors.

                                       50
                                      PAGE


                                Cash Compensation                    Security Grants
                               ---------------------------------     ---------------

                               Annual       Meeting   Consulting     Number of   Number of
                               Retainer     Fees      Fees/Other     Shares      Securities
                               Fees                   Fees                       Underlying
                                                                                 Options/SARs
-----------------------------  --------     -------   ----------     ---------   ------------
Name
-----------------------------  --------     -------   ----------     ---------   ------------
James W. Benson . . . . . . .         -           -            -             -              -
-----------------------------  --------     -------   ----------     ---------   ------------
Richard B. Slansky. . . . . .         -           -            -             -              -
-----------------------------  --------     -------   ----------     ---------   ------------
Stuart Schaffer . . . . . . .         -           -            -             -              -
-----------------------------  --------     -------   ----------     ---------   ------------
Wesley T. Huntress. . . . . .         -           -            -             -         75,000
-----------------------------  --------     -------   ----------     ---------   ------------
Curt Dean Blake . . . . . . .         -           -            -             -         74,000
-----------------------------  --------     -------   ----------     ---------   ------------
General Howell M. Estes, III.         -           -            -             -         30,000
-----------------------------  --------     -------   ----------     ---------   ------------
Robert S. Walker. . . . . . .         -           -            -             -         18,000
-----------------------------  --------     -------   ----------     ---------   ------------
Scott McClendon . . . . . . .         -           -            -             -         75,000
-----------------------------  --------     -------   ----------     ---------   ------------

EMPLOYMENT  AGREEMENTS

     On November 21, 1997, we entered into a five-year employment agreement with our CEO, Mr. Benson. This agreement provides for compensation of salary and stock as well as stock options. This agreement also prohibits Mr. Benson from competing with us, disclosing any confidential information, or soliciting any of our employees or customers for one year after termination of employment. Our Board of Directors revised Mr. Benson's employment agreement at its meeting on July 16, 2000. This employment contract supersedes the previous agreement. The term of this revised employment contract is for a period of five (5) years from July 16, 2000. The revised agreement provides for the grant of options to purchase up to 4,000,000 shares of our common stock upon the occurrence of certain events, of which options for 2,500,000 have been granted, 500,000 of which are currently vested.

     On May 17, 2002, we entered into an "at-will" employment agreement with Mr. Schaffer. The agreement provided for Mr. Schaffer's compensation of salary, benefits and options to purchase up to 450,000 shares of our common stock. On July 2, 2003, we entered into a Confidential Separation Agreement and General Release with Mr. Schaffer. The agreement provided for Mr. Schaffer to receive salary and benefits until August 8, 2003 and for the resignation of Mr. Schaffer as an officer, but not as a director. In exchange for a release of claims and other promises set forth in the agreement, Mr. Schaffer retained certain exercise rights on his vested options of 90,000 shares until the earlier of (i) eighteen (18) months from his resignation as a member of our Board of Directors or other subsequent consulting relationship with us, or (ii) July 19, 2008. After August 8, 2004, Mr. Schaffer was eligible for stock options related to attending Board Meetings, even though he is not considered an independent director due to his recent employment with us.

     On February 14, 2003, we entered into an "at-will" employment agreement with Mr. Slansky. The agreement provided for Mr. Slansky's compensation of salary, benefits, performance bonuses and options to purchase up to 385,000 shares of our common stock, (which was subsequently reduced to 355,000 due to a missed vesting incentive for options on 30,000 shares). The agreement also provided for severance under certain termination provisions and prohibits Mr. Slansky from soliciting our employees or competing with us if he were to leave the Company.

                                       51
                                      PAGE

     On November 17, 2003, we entered into an "at-will" employment relationship with Mr. Dario ("Dan") DaPra to become our Vice President of Engineering. Our offer letter provided for Mr. DaPra's compensation of salary, benefits and options to purchase up to 250,000 shares of our common stock. The offer letter also provided for severance under certain termination provisions and prohibits Mr. DaPra from soliciting our employees or competing with us. Mr. DaPra resigned on March 5, 2004 and subsequently entered into a Confidential Separation Agreement and General Release with us. The Agreement provided for Mr. DaPra to receive one-half pay through April 30, 2004 in lieu of severance, and to retain options on 40,000 shares of our stock with the ability to exercise those options until October 31, 2004.

EMPLOYEE  BENEFITS

     At our 1999 Annual Stockholder Meeting, the shareholders adopted an Incentive Employee Stock Option Plan under which the Board of Directors had the ability to grant our employees, directors and affiliates Incentive Stock Options, non-statutory stock options and other forms of stock-based compensation, including bonuses or stock purchase rights. Incentive Stock Options, which provide for preferential tax treatment, are only available to employees, including officers and affiliates, and may not be issued to non-employee directors. The exercise price of the Incentive Stock Options must be 100% of the fair market value of the stock on the date the option is granted. Pursuant to our plan, the exercise price for the non-statutory stock options will not be less than 85% of the fair market value of the stock on the date the option is granted. We are required to reserve an amount of common shares equal to the number of shares, which may be purchased as a result of awards made under the Plan at any time.

     At the 2000 Annual Stockholder Meeting, the shareholders approved an amendment to the Stock Option Plan of 1999, increasing the number of shares eligible for issuance under the Plan to 30% of the then outstanding common stock and allowing the Board of Directors to make annual adjustments to the Plan to maintain a 30% ratio to outstanding common stock at each annual meeting of the Board of Directors. The Board, at its annual meetings in 2001 and 2002, made no adjustment, as a determination was made that the number of shares then available under the Plan was sufficient to meet the Company's needs. All shares issuable under the 1999 Incentive Stock Option Plan have been issued or in reserve subject to outstanding awards under the plan. The plan is, therefore, no longer in use except as necessary for the exercise of those outstanding options.

     At our 2004 Annual Stockholder Meeting, held on August 5, 2004, the stockholders adopted a 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan authorized and reserved for issuance under the Plan 2,000,000 shares of our common stock. The 2004 Equity Incentive Plan is an important part of our total compensation program because competitive benefit programs are a critical component of our efforts to attract and retain qualified employees, directors and consultants. Options granted under the plan may be Incentive Stock Options or non-statutory stock options, as determined by the Board of Directors or a committee appointed by the Board of Directors at the time of grant. Limited rights and stock awards may also be granted under the Plan. As of December 31, 2004, 6,184,698 shares were authorized for issuance under the 1999 Stock Option Plan and the 2004 Equity Incentive Plan, 3,878,766 of which are currently subject to outstanding options and awards and options on 1,005,035 shares were exercised in 2004. During 2004, we issued non-statutory options to purchase 272,000 shares to our independent directors for attendance at our 2004 Board of Directors meetings.

     The Stock Option Plan of 1999 was registered with the U.S. Securities & Exchange Commission on Form S-8. Shares issuable under the 2004 Equity Incentive Plan were registered on Form S-8 on March 28, 2005.

                                       52
                                      PAGE

     In addition to the 1999 Stock Option Plan and the 2004 Equity Incentive Plan, our shareholders adopted the 1999 Employee Stock Purchase Plan, which authorized our Board of Directors to make twelve consecutive offerings of our common stock to our employees. The 1999 Employee Stock Purchase Plan has been instituted and the first employees enrolled in the plan in August 2003. The first shares of common stock were issued under the Plan in February 2004 and every six-month anniversary thereafter. The 1999 Employee Stock Purchase Plan expired in June 2005; however, the Board authorized a one-year extension of the plan at their meeting in November 2004, while the Compensation Committee reviews the value of the plan to employees and the desire for its continuance.

     We also offer a variety of health, dental, vision, 401(k) and life insurance benefits to our employees in conjunction with our co-employment partner, Administaff.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Based upon a review on the Forms 3 and 4 furnished to us with respect to our most recent fiscal year, each of the Directors and/or Executive Officers timely filed his initial Form 3 and Form 4 under Section 16(a) of the Securities and Exchange Act of 1934 during 2003 with the following exceptions: Mr. Benson filed a Form 4 a few days late after transferring his indirect ownership of 1.2 million shares to his children in February 2004. The shares were held by SD Holdings LLC which was dissolved on November 6, 2003. Mr. Schaffer filed a Form 4 a few days late after exercising a warrant in September 2004, which he received as part of a convertible debt offering. Mr. Slansky filed a Form 4 a few months late after receiving a small amount of stock from under our 1999 Employee Stock Purchase Plan.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as of March 14, 2005 concerning the beneficial ownership of the Company's common stock by (i) each director,
(ii) each named executive officer, (iii) each stockholder known by us to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

                                       53
                                      PAGE



Title of                Name and Address of                    Amount and                 Percent of
Class                   Beneficial Owner                       Nature of                  Class(1)
                                                               Beneficial
                                                               Ownership(1)
----------              ----------------------                 ----------------           -----------
..0001 par               Susan C. Benson                            4,875,853(2)                22.55%
value                   13855 Stowe Drive
common                  Poway, California 92064
stock

..0001 par               James W. Benson, CEO                       4,865,854(3)                22.51%
value                   and Chairman
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Richard B. Slansky                           397,544(4)                 1.83%
value                   President and CFO
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Frank Macklin                                243,073(5)                 1.14%
value                   13855 Stowe Drive
common                  Poway, California 92064
stock

..0001 par               Randall K. Simpson                            28,366(6)                 0.13%
value                   13855 Stowe Drive
common                  Poway, California 92064
stock

..0001 par               J. Mark Grosvenor                          1,330,376(7)                 6.04%
value                   13855 Stowe Drive
common                  Poway, California 92064
stock

..0001 par               Wesley T. Huntress Jr.                       124,015(8)                 0.58%
value                   Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Curt Dean Blake                              169,430(9)                 0.79%
value                   Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               General Howell M.                            88,167(10)                 0.41%
value                   Estes III, Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Robert S. Walker                             77,167(11)                 0.36%
value                   Director
common                  13855 Stowe Drive
stock                   Poway, California 92064

..0001 par               Stuart Schaffer, Director                   218,206(12)                 1.02%
value                   13855 Stowe Drive
common                  Poway, California 92064
stock

..0001 par               Scott McClendon                              64,460(13)                 0.30%
value                   Director
common                  13855 Stowe Drive
stock                   Poway, California 92064
----------              ----------------------                 ----------------           -----------
..0001 par               Officers and Directors as                 6,276,282(14)                27.84%
value                   a group (10 Persons)
common
stock
----------              ----------------------                 ----------------           -----------
----------              ----------------------                 ----------------           -----------


                                       54
                                      PAGE

(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 14, 2004, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on total outstanding shares of 21,363,980 on March 14, 2005.

(2) Represents 4,372,147 shares held directly by Ms. Susan Benson as a result of a marital separation agreement between Mr. James W. Benson and Ms. Susan C. Benson plus 248,706 shares held in Space Development Institute and vested options on 255,000 shares. In addition, Ms. Benson has unvested options on 1,000,000 shares. Mr. and Ms. Benson disclaim ownership of shares held by their children. Mr. and Ms. Benson executed and filed a property settlement agreement on November 18, 2004 and hold their stock in sole and separate name.

(3) Represents 4,362,147 shares held directly by Mr. James W. Benson as a result of a marital separation agreement between Mr. James W. Benson and Ms. Susan C. Benson plus 248,707 shares held in Space Development Institute and vested options on 255,000 shares. In addition, Mr. Benson has unvested options on 1,000,000 shares. Mr. and Ms. Benson disclaim ownership of shares held by their children. Mr. and Ms. Benson executed and filed a property settlement agreement on November 18, 2004 and hold their stock in sole and separate name.

(4) Mr. Slansky owns 83,544 shares of which 38,462 shares he purchased for cash in a private transaction with Mr. Skarupa, the Company's former Vice President of Operations and an additional 38,462 shares Mr. Slansky bought by exercising his warrant rights which were also purchased from Mr. Skarupa. In addition, Mr. Slansky has vested options on 314,000 shares. Mr. Slansky also holds 436,000 unvested options which are not expected to vest within the next 60 days.

(5) Mr. Macklin owns 230,073 shares and vested options on 13,000 shares. Mr. Macklin also holds 40,000 unvested options which will not vest within the next 60 days.

(6) Mr. Simpson owns 3,366 shares of our common stock, vested options on 25,000 shares of our common stock and also holds 225,000 unvested options which will not vest within the next 60 days.

(7) Mr. Grosvenor owns 665,188 shares of our common stock plus 665,188 vested warrants that he purchased in our private placement. On May 6, 2003, Mr. Grosvenor was granted options on 19,615 shares, which he forfeited upon his resignation from the Board on September 15, 2003.

(8) Mr. Huntress owns 8,868 shares of our common stock. Mr. Huntress also owns 115,147 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Huntress has unvested options on 61,500 shares which will not vest within the next 60 days.

(9) Mr. Blake owns 30,612 shares of our common stock plus 30,612 vested warrants that he purchased in our private placement. Mr. Blake also owns 108,206 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Blake has unvested options on 55,500 shares which will not vest within the next 60 days.

(10) General Estes III owns 88,167 vested options, which he received as compensation for his participation on our Board of Directors. In addition, General Estes III has unvested options on 28,500 shares which will not vest within the next 60 days.

                                       55
                                      PAGE

(11) Mr. Walker owns 77,167 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. Walker has unvested options on 22,500 shares will not vest within the next 60 days.

(12) Mr. Schaffer owns 128,206 shares of which 64,103 were converted from warrants. In 2003, as part of the Company's convertible debt repayment, Mr. Schaffer forgave 64,103 warrants and converted $25,000 of his debt to the Company into 64,103 shares. Mr. Schaffer also owns 90,000 vested options, which he received as part of his compensation package as Vice President of Product Development and Marketing.

(10) Mr. McClendon owns 64,460 vested options, which he received as compensation for his participation on our Board of Directors. In addition, Mr. McClendon has unvested options on 56,000 shares which will not vest within the next 60 days.

(11) Officers and directors as a group include our eight Board members, two of whom are also officers of the Company, and Messrs. Simpson, and Macklin, who are officers of the company.

Change  in  Control

     James W. Benson, our Chief Executive Officer and Chairman of the Board of Directors, and Susan Benson, our former Corporate Secretary, are married but separated. They filed a property settlement agreement on November 18, 2004. Mr. and Ms. Benson hold their ownership in SpaceDev as sole and separate property and are therefore listed separately in the beneficial ownership table.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     James W. Benson, our Chief Executive Officer and Chairman of the Board of Directors, and Susan Benson, our former Corporate Secretary, are married but separated. Mr. Benson has personally guaranteed the building lease on our facility and has placed his home in Poway as collateral.

     One of our independent directors, Robert S. Walker, is a principal of Wexler & Walker Public Policy Associates, a Washington-based, full-service government relations firm founded in 1981. Wexler & Walker principals have served in Congress, in the White House and federal agencies, as congressional staff, in state and local governments and in political campaigns. Wexler & Walker is a leader on the technology issues of the twenty-first century. We did not incur consulting fees with Hill and Knowlton, Inc., an affiliate of Wexler & Walker, in 2003 or 2004.

     In December 2001, we entered into a consulting agreement with one of our independent directors, Curt D. Blake, pursuant to which Mr. Blake agreed to perform certain services for us and identify and qualify significant investors and potential acquisition targets for us. Under the agreement, Mr. Blake was to receive compensation, in cash and non-statutory stock options, for his services. In addition, Mr. Blake was to receive a cash finder's fee plus a common stock grant for all monies raised as a result of introductions made by him. However, as a result of the independence rules imposed by the Sarbanes-Oxley Act of 2002, Mr. Blake voluntarily terminated his agreement with us on November 25, 2002. We made no payments to Mr. Blake in 2004 and 2003, other than reimbursement of Board-related travel expenses.

                                       56
                                      PAGE

     From October 14, 2002 through November 14, 2002, we sold an aggregate of $475,000 of 2.03% convertible debentures to three of our then directors and officers. The total funding was completed on November 14, 2002. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into our common stock when the note matured. The notes originally were set to mature six (6) months from issue date and were subsequently extended to twelve (12) months from issue date on March 19, 2003. The convertible debentures were exercisable into a number of our common shares at a conversion price that equaled the 20-day average asking price less 10%, which was established when the note was issued. Concurrent with the issuance of the convertible debentures, we issued to the subscribers, warrants to purchase up to 1,229,705 shares of our common stock. These warrants were exercisable for three (3) years from the date of issuance at the initial exercise price. Upon issuance, the warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount. See Note 8(c) to our Consolidated Financial Statements for discussion of the terms of the warrants. The debt discount was amortized as additional interest expense over the term of the convertible debentures. On September 5, 2003, we repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the previously issued warrants. Finally, as additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03% for a total of $18,161 of interest expense. All the note holders accepted the offer and the convertible notes were retired. As of December 31, 2003, we recorded a credit of $88,408, as debt discount recovery; therefore, for the year ending December 31, 2003, the debt discount expense was $112,500. The Company also expensed $131,411 for non-cash loan fee expense related to the convertible note. Fair market value of the stock was determined by discounting the closing market price on the date of the transaction by 20%, based on the nature of the restricted securities. Of the 614,852 remaining warrants, all were exercised in 2004 and none remained outstanding at December 31, 2004.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:



ITEM                                                                                                              EXH. NO.
-----------------------------------------------------------------------------------------------------------       --------
SpaceDev's Articles of Incorporation(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.1
SpaceDev's Articles of Amendment to Articles of Incorporation dated November 4, 1997
Authorizing Series B Preferred Stock(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.2
SpaceDev's Articles of Amendment to Articles of Incorporation dated December 17, 1997
Changing Name to SpaceDev, Inc. (1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.3
SpaceDev's Bylaws(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.4
SpaceDev's Articles of Amendment to Articles of Incorporation dated July 21, 2003
Increasing the Authorized Shares of Common Stock (8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.5
Certificate  of  Designations  dated  as  of  August  25,  2004,  by and between SpaceDev,
Inc.  and  the  Laurus  Master  Fund, Ltd.(13). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.6
Form of Common Stock Certificate(1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.1
Form of Non-Qualified Stock Option(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.2
Form of Incentive Stock Option(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.3
Form of Re-Pricing Warrant(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.4

                                       57
                                      PAGE

Form of Warrant(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.5
1999 Stock Option Plan(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.6
First Amendment to 1999 Stock Option Plan(8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.7
1999 Employee Stock Purchase Plan(8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.8
Form of Warrant from November 2, 2000 Private Placement (4). . . . . . . . . . . . . . . . . . . . . . . . . . .       4.9
Common Stock Purchase Warrant-Phillips Aerospace (4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4.10
Note Purchase Agreement for Series A Subordinated Convertible Notes (6). . . . . . . . . . . . . . . . . . . . .      4.11
Form of Series A Subordinated Convertible Note (6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4.12
Form of Warrant for Series A Subordinated Convertible Note Offering (6). . . . . . . . . . . . . . . . . . . . .      4.13
Form of Certificate of Series C Preferred Stock (13) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4.14
2004 Equity Incentive Plan(11) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4.15
Certificate of  Series C Preferred Stock, Dated August 25, 2004, by and among SpaceDev and Laurus(13). . . . . .      4.16
Form of Warrant, Dated August 25, 2004, by and among SpaceDev and Laurus(13) . . . . . . . . . . . . . . . . . .      4.17
Common Stock Exchange Agreement Between SpaceDev and SIL (1) . . . . . . . . . . . . . . . . . . . . . . . . . .      10.1
Mutual Rescission and Release of Share Acquisition Agreement (1) . . . . . . . . . . . . . . . . . . . . . . . .      10.2
Share Exchange Agreement Between SpaceDev and ISS (1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.3
Agreement of License and Purchase of Technology Between SpaceDev and AMROC (1) . . . . . . . . . . . . . . . . .      10.4
Firm Fixed Price Agreement Number 108252 Between SpaceDev and Regents of the University of California (1). . . .      10.5
Employment Agreement of James W. Benson (2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.6
Employment Agreement between ISS and Charles H. Lloyd (1). . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.7
Deed of Counter-Indemnity dated August 28, 1999 (3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.8
Financial Advisory Services Agreement, dated June 18, 2001 (5) . . . . . . . . . . . . . . . . . . . . . . . . .      10.9
Consultant/Advisory Services Agreement, dated June 18, 2001 (5). . . . . . . . . . . . . . . . . . . . . . . . .     10.10
Employment Agreement between SpaceDev, Inc. and Stuart Schaffer, dated May 17, 2002(7) . . . . . . . . . . . . .     10.11
First Amendment to Employment Agreement with Stuart Schaffer, dated May 17, 2002(7). . . . . . . . . . . . . . .     10.12
Employment Agreement between SpaceDev, Inc. and Emery Skarupa, dated May 24, 2002(7) . . . . . . . . . . . . . .     10.13
Confidential Separation Agreement and General Release of Claims, dated May 31, 2002(7) . . . . . . . . . . . . .     10.14
Code of Business Conduct and Ethics(7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.15
Employment Agreement between SpaceDev and Richard B. Slansky, dated Feb. 10, 2003(7) . . . . . . . . . . . . . .     10.16
Second Amendment to Series A Subordinated Convertible Note - Benson1, dated Mar. 25, 2003(7) . . . . . . . . . .     10.17
Second Amendment to Series A Subordinated Convertible Note - Benson2, dated Mar. 25, 2003(7) . . . . . . . . . .     10.18
Second Amendment to Series A Subordinated Convertible Note - Benson3, dated Mar. 25, 2003(7) . . . . . . . . . .     10.19
Second Amendment to Series A Subordinated Convertible Note - Benson4, dated Mar. 25, 2003(7) . . . . . . . . . .     10.20
Second Amendment to Series A Subordinated Convertible Note - Skarupa, dated Mar. 25, 2003(7) . . . . . . . . . .     10.21
Second Amendment to Series A Subordinated Convertible Note - Schaffer, dated Mar. 25, 2003(7). . . . . . . . . .     10.22

                                       58
                                      PAGE

Confidential Separation Agreement and General Release of Claims with Mr. Schaffer, dated July 2, 2003(8) . . . .     10.23
AFRL Small Vehicle Launch Technology SBIR contract(9). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.24
AFRL Small Satellite Bus Technologies SBIR contract(9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.25
AFRL Small Shuttle Compatible Propulsion Module contract(9). . . . . . . . . . . . . . . . . . . . . . . . . . .     10.26
MDA Advanced Systems Deputate for the Microsatellite Experiment(9) . . . . . . . . . . . . . . . . . . . . . . .     10.27
MDA Advanced Systems Deputate for the Microsatellite Experiment (Modification) (9) . . . . . . . . . . . . . . .     10.28
Lunar Enterprises of California contract(9). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.29
Hybrid Rocket Motor Systems and Components contract*(9). . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.30
Third Amendment to Series A Subordinated Convertible Note - Benson1, dated Sept. 5,  2003(9) . . . . . . . . . .     10.31
Third Amendment to Series A Subordinated Convertible Note - Benson2, dated Sept. 5,  2003(9) . . . . . . . . . .     10.32
Third Amendment to Series A Subordinated Convertible Note - Benson3, dated Sept. 5,  2003(9) . . . . . . . . . .     10.33
Third Amendment to Series A Subordinated Convertible Note - Benson4, dated Sept. 5,  2003(9) . . . . . . . . . .     10.34
Third Amendment to Series A Subordinated Convertible Note - Skarupa, dated Sept. 5,  2003(9) . . . . . . . . . .     10.35
Third Amendment to Series A Subordinated Convertible Note - Schaffer, dated Sept. 5, 2003(9) . . . . . . . . . .     10.36
Employment Offer between SpaceDev and Dario Emanuel DaPra, dated November 17, 2003(10) . . . . . . . . . . . . .     10.37
Employment Offer between SpaceDev and Randall K. Simpson, dated Jan. 16, 2004(10). . . . . . . . . . . . . . . .     10.38
Confidential Separation Agreement and General Release of Claims with Mr. DaPra, dated March 18, 2004(10) . . . .     10.39
Missile Defense Agency Contract with SpaceDev, dated March 31, 2004(10). . . . . . . . . . . . . . . . . . . . .     10.40
Amendment No. 1 to Note with the Laurus Master Fund, dated March 31, 2004(10). . . . . . . . . . . . . . . . . .     10.41
Waiver Letter from Laurus Master Fund, dated March 31, 2004(10). . . . . . . . . . . . . . . . . . . . . . . . .     10.42
First Task Order Under Missile Defense Agency Contract with SpaceDev, dated April 1, 2004(10). . . . . . . . . .     10.43
Separation Agreement and General Release, by and between SpaceDev and Jeffrey Janicik dated June 18, 2004 (12). .    10.44
Modification to Small Shuttle Compatible Propulsion Module contract with AFRL dated July 7, 2004(12) . . . . . .     10.45
Lunar Enterprises of California contract with SpaceDev dated July 20, 2004(12) . . . . . . . . . . . . . . . . .     10.46
List of Subsidiaries of the Company(10). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.47
Security Purchase Agreement, Dated August 25, 2004, by and among SpaceDev and Laurus(13) . . . . . . . . . . . .     10.48
Registration Rights Agreement, Dated August 25, 2004, by and among SpaceDev and Laurus(13) . . . . . . . . . . .     10.49
Letter Agreement, Dated August 25, 2004, by and among SpaceDev and Laurus(13) . . . . . . . . . . . . . . . . .      10.50
Air Force Research Laboratories contract with SpaceDev dated as of August  23, 2004(14). . . . . . . . . . . . .     10.51
Air Force Research Laboratories Statement of Work(14)*. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.52
Small Business  Innovation  Research  contract between the Air Force Research Lab and SpaceDev,
Dated September 29, 2004(15). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10.53
Second Task Order Under Missile Defense Agency Contract with SpaceDev, dated October 20, 2004*(15) . . . . . . .     10.54
AFRL SBIR "mini-mo" contract extension with SpaceDev dated August 20, 2004*(15). . . . . . . . . . . . . . . . .     10.55
Air Force Research Laboratories amended contract with SpaceDev dated as of September 28, 2004(15). . . . . . . .     10.56
Consent of Independent Registered Accounting Firm (2004) - Form 10-KSB, dated March 28, 2005, PKF. . . . . . . .      23.1
Consent of Independent Registered Accounting Firm (2004) - Form S-8, file 333-47338 dated March 28, 2005, PKF. .      23.2
Consent of Independent Registered Accounting Firm (2004) - Form S-8, dated March 28, 2005, PKF. . . . . . . . .       23.3
Certificate of James W. Benson Pursuant to Rule 13a-14(a) promulgated under the Securities and
Exchange act of 1934 as amended. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31.1
Certificate of Richard B. Slansky Pursuant to Rule 13a-14(a) promulgated under the Securities and
and Exchange act of 1934 as amended. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31.2
Certificate of James W. Benson Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code. . . . . . . . . . .      32.1
Certificate of Richard B. Slansky Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code . . . . . . . . .      32.2

                                       59
                                      PAGE

* Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b)     Reports  on  Form  8-K:

     We have filed six reports on Form 8-K, since fiscal year ended December 31, 2003. These reports, dated August 30, 2004, September 1, 2004, October 5, 2004, October 26, 2004, November 19, 2004 and November 23, 2004, disclosed: 1) our Securities Purchase Agreement with the Laurus Master Fund whereby we issued 250,000 shares of our Series C Convertible Preferred Stock to Laurus; 2) a contract that we received from the Air Force Research Laboratory to continue working on Phase II of a small satellite bus technology; 3) a continuation contract that we received from the Air Force Research Laboratory to proceed with Phase II of a small launch vehicle program; 4) the award of a second Task Order from the Missile Defense Agency to continue working on a distributed sensing experiment; 5) the announcement that Mr. Slansky was promoted to our President and appointed to our Board of Directors; and 6) the property settlement agreement between our founding Chairman and CEO, Mr. Benson, and his wife, Ms. Susan Benson.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-28947).
(2) Incorporated by reference to Exhibit 10.1 previously filed as an Exhibit to Registrant's Form 10-QSB filed on August 10, 2000.
(3) Incorporated by reference to Exhibit 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on September 20, 2000.
(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed on April 2, 2001.
(5) Incorporated by reference to Exhibits 10.1 and 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on July 19, 2001.
(6) Incorporated by reference to Exhibits 4.11, 4.12 and 4.13 previously filed as an Exhibit to Registrant's Form 10-QSB filed on November 14, 2002.
(7) Incorporated by reference to Exhibits 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21 and 10.22 previously filed as an
     Exhibit  to  Registrant's  Form  10-KSB  on  March  28,  2003.
(8) Incorporated by reference to Exhibit 3.5, 4.8, 4.14 and 10.27 previously filed as an Exhibit to Registrant's Form SB-2 on July 25, 2003.
(9) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 previously filed as an
     Exhibit  to  Registrant's  Form  10-QSB  on  November  12,  2003.
(10) Incorporated  by  reference  to Exhibits 10.37, 10.38, 10.39, 10.40, 10.41,
     10.42, 10.43, and 21 previously filed as an Exhibit to Registrant's Form 10-KSB filed on April 6, 2004.
(11) Incorporated by reference to Registrant's Form Schedule 14A Information Proxy Statement, filed July 7, 2004.
(12) Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 previously filed as an Exhibit to Registrant's Form 10-QSB on August 9, 2004.
(13) Incorporated by reference to Exhibits 3.1, 4.1, 4.2, 10.1, 10.2 and 10.3 previously filed as an Exhibit to Registrant's Form 8-K filed on August 30, 2004.
(14) Incorporated by reference to Exhibits 10.1 and 10.2 previously filed as an Exhibit to Registrant's Form 8-K filed on September 1, 2004.
(15) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4 previously filed as an Exhibit to Registrant's Form 10-QSB on November 15, 2004.

                                       60
                                      PAGE

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The following are the fees billed us by our auditors, PKF and Nation Smith Hermes Diamond, P.C. ("Nation Smith"), respectively, for services rendered thereby during 2004 and 2003:




                       2004     2003
                    -------  -------
Audit Fees . . . .  $44,000  $55,025
------------------  -------  -------
Audit Related Fees  $     -  $     -
------------------  -------  -------
Tax Fees . . . . .  $ 7,800  $ 7,850
------------------  -------  -------
All Other Fees . .  $28,522  $ 5,093
------------------  -------  -------
Total. . . . . . .  $82,326  $69,971
------------------  -------  -------
------------------  -------  -------

                                       60
                                      PAGE

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided by PKF and Nation Smith in connection with our statutory and regulatory filings or engagements.

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

                                       61
                                      PAGE

SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 SPACEDEV,  INC.

Date:  March  28,  2005                                By:  /s/James  W.  Benson
                                                            --------------------
                                                         James  W.  Benson,  CEO


Date:  March  28,  2005                             By:  /s/Richard  B.  Slansky
                                                         -----------------------
                                      Richard  B.  Slansky,  President  and  CFO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March  28,  2005                                By:  /s/James  W.  Benson
                                                            --------------------
                                           James  W.  Benson,  Chairman  of  the
                                                            Board  of  Directors


Date:  March  28,  2005                             By:  /s/Richard  B.  Slansky
                                                         -----------------------
                                                 Richard  B.  Slansky,  Director


Date:  March  28,  2005                                 By:  /s/Scott  McClendon
                                                             -------------------
                                                     Scott  McClendon,  Director


Date:  March  28,  2005                         By: /s/Gen. Howell M. Estes, III
                                                    ----------------------------
                                        Gen.  Howell  M.  Estes,  III,  Director


Date:  March  28,  2005                             By:  /s/Stuart  E.  Schaffer
                                                            --------------------
                                                 Stuart  E.  Schaffer,  Director


Date:  March  28,  2005                               By:  /s/Robert  S.  Walker
                                                           ---------------------
                                                   Robert  S.  Walker,  Director


Date:  March  28,  2005                                  By:  /s/Curt  D.  Blake
                                                              ------------------
                                                      Curt  D.  Blake,  Director


Date:  March  28,  2005                             By:  /s/Wesley  T.  Huntress
                                                         -----------------------
                                               Wesley  T.  Huntress,  Director

                                       62
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY
                                                                        CONTENTS



                        CONSOLIDATED FINANCIAL STATEMENTS



REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM                F-2

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

                                      F-1
                                      PAGE


Report  of  Independent  Registered  Public  Accounting  Firm


Board  of  Directors  and  Stockholders
SPACEDEV,  INC.

We have audited the accompanying consolidated balance sheets of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2004 and 2003, respectively, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                                        /s/  PKF
San  Diego,  California                                                      PKF
February  10,  2005                               Certified  Public  Accountants
                                                    A  Professional  Corporation

                                      F-2
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS



 December 31,. . . . . . . . . . . . .        2004        2003
--------------------------------------  ----------  ----------

 ASSETS

 CURRENT ASSETS
    Cash (Note 10(a)). . . . . . . . .  $5,068,601  $  592,006
    Accounts receivable (Note 10(b)) .     620,097     187,062
    Inventory. . . . . . . . . . . . .           0       9,961
    Work in Progress . . . . . . . . .           0     110,490
--------------------------------------  ----------  ----------
 Total current assets. . . . . . . . .   5,688,698     899,519

 FIXED ASSETs - Net (Notes 1(g) and 2)     279,381     137,532

 CAPITALIZED SOFTWARE  COSTS . . . . .           0           -

 OTHER ASSETS. . . . . . . . . . . . .     122,355      47,768
--------------------------------------  ----------  ----------
 TOTAL ASSETS. . . . . . . . . . . . .  $6,090,434  $1,084,819
--------------------------------------  ----------  ----------
--------------------------------------  ----------  ----------


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-3
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS



 December 31,. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2004           2003
----------------------------------------------------------------------  -------------  -------------

 LIABILITIES AND STOCKHOLDERSEQUITY

 CURRENT LIABILITIES
    Current portion of notes payable (Note 4(a)) . . . . . . . . . . .  $     36,670   $     41,464
    Current portion of capitalized lease obligations (Note 9(a)) . . .         3,784         10,332
    Notes payable - related party (Note 4(b)). . . . . . . . . . . . .             0         80,000
    Accounts payable and accrued expenses. . . . . . . . . . . . . . .       338,809        311,606
    Accrued payroll, vacation and related taxes. . . . . . . . . . . .       195,045         84,001
    Revolving line of credit (Note 4(c)) . . . . . . . . . . . . . . .             0        748,893
    Employee Stock Purchase Plan (Note (7(b)). . . . . . . . . . . . .         9,332          5,498
    Other accrued liabilities (Note 9(b)). . . . . . . . . . . . . . .       207,262        248,530
----------------------------------------------------------------------  -------------  -------------
 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .       790,902      1,530,324

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 4(A)). . . . . . . . . .         9,457         46,127

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES (NOTE 9(A)). .         1,469          5,253

 NOTES PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES (NOTE 4(B)). .             0        505,522

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTE 2) . . . . . . . . . . . .       947,949      1,065,221

 DEFERRED REVENUE (NOTE 1(F)). . . . . . . . . . . . . . . . . . . . .         5,000          5,000
----------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     1,754,777      3,157,447

 COMMITMENTS AND CONTINGENCIES (NOTE 9)

 STOCKHOLDERSEQUITY (DEFICIT)
    Convertible preferred stock, $.001 par value, 10,000,000 shares
    authorized, and 250,000 shares issued and outstanding (Note 8(a)).           250              -
    Common stock, $.0001 par value; 50,000,000 shares authorized, and
    21,153,660 and 16,413,260 shares issued and outstanding,
    respectively (Note 8(b)) . . . . . . . . . . . . . . . . . . . . .         2,114          1,641
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . .    18,739,090      9,243,507
    Additional paid-in capital - stock options (Note 8(d)) . . . . . .       750,000        750,000
    Deferred compensation (Note 8(d)). . . . . . . . . . . . . . . . .      (250,000)      (250,000)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (14,905,797)   (11,817,776)
----------------------------------------------------------------------  -------------  -------------
 TOTAL STOCKHOLDERSEQUITY (DEFICIT). . . . . . . . . . . . . . . . . .     4,335,657     (2,072,628)
----------------------------------------------------------------------  -------------  -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $  6,090,434   $  1,084,819
----------------------------------------------------------------------  -------------  -------------
----------------------------------------------------------------------  -------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-4
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS





 Years Ending December 31, . . . . . . . . . . . . .         2004              %         2003         %
----------------------------------------------------  ------------  ------------  ------------  -------

 NET SALES . . . . . . . . . . . . . . . . . . . . .  $ 4,890,743        100.00%  $ 2,956,322   100.00%
----------------------------------------------------  ------------  ------------  ------------  -------

 COST OF SALES . . . . . . . . . . . . . . . . . . .    3,820,683         78.12%    2,414,997    81.69%
----------------------------------------------------  ------------  ------------  ------------  -------

 GROSS MARGIN. . . . . . . . . . . . . . . . . . . .    1,070,060         21.88%      541,325    18.31%

 OPERATING EXPENSES
    Marketing and sales expense. . . . . . . . . . .      418,831          8.56%      394,974    13.36%
    Research and development . . . . . . . . . . . .       39,473          0.81%      281,280     9.51%
    Stock and stock option based compensation. . . .            0          0.00%        9,170     0.31%
    General and administrative . . . . . . . . . . .      467,471          9.56%      745,993    25.23%
----------------------------------------------------  ------------  ------------  ------------  -------
 TOTAL OPERATING EXPENSES. . . . . . . . . . . . . .      925,775         18.93%    1,431,417    48.42%
----------------------------------------------------  ------------  ------------  ------------  -------
 INCOME/(LOSS) FROM OPERATIONS . . . . . . . . . . .      144,285          2.95%     (890,092)  -30.11%
----------------------------------------------------  ------------  ------------  ------------  -------
 NON-OPERATING EXPENSE/(INCOME)
    Interest income. . . . . . . . . . . . . . . . .      (19,497)        -0.40%            -     0.00%
    Interest expense . . . . . . . . . . . . . . . .       52,077          1.06%       91,492     3.09%
    Non-cash interest expense debt discount (Note 5)            0          0.00%      112,500     3.81%
    Gain on Building Sale (Note 4(a)). . . . . . . .     (117,272)        -2.40%     (107,499)   -3.64%
    Loan Fee - Equity Compensation (Note 4(c) & 5) .    3,254,430         66.54%      257,882     8.72%
----------------------------------------------------  ------------  ------------  ------------  -------
 TOTAL NON-OPERATING EXPENSE/(INCOME). . . . . . . .    3,169,739         64.81%      354,375    11.99%
----------------------------------------------------  ------------  ------------  ------------  -------

 LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . .   (3,025,454)       -61.86%   (1,244,467)  -42.10%
 Income tax provision (Notes 1(j) and 6) . . . . . .        1,600          0.03%        1,600     0.05%
----------------------------------------------------  ------------  ------------  ------------  -------
 NET LOSS. . . . . . . . . . . . . . . . . . . . . .  $(3,027,054)       -61.89%  $(1,246,067)  -42.15%
----------------------------------------------------  ------------  ------------  ------------  -------
----------------------------------------------------  ------------  ------------  ------------  -------
 NET LOSS PER SHARE:
      Net loss . . . . . . . . . . . . . . . . . . .  $     (0.16)                $     (0.08)
-------------------------------------------------------------------------------------------------------
      Weighted-Average Shares Outstanding. . . . . .   18,610,141                   16,092,292
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED STATEMENTS OF
                                                  STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              Preferred Stock  Common Stock
                                                                              ---------------  -------------
                                                                              Shares           Amount         Shares      Amount
----------------------------------------------------------------------------  ---------------  -------------  ----------  -------

BALANCE AT JANUARY 1, 2003 . . . . . . . . . . . . . . . . . . . . . . . . .                -  $           -  14,477,640  $ 1,447
Common stock issued for cash (Note 8(b)) . . . . . . . . . . . . . . . . . .                -              -     861,267       86
Common stock issued from notes on revolving credit facility (Note 4( c)) . .                -              -     415,000       42
Common stock issued for services (Note 8 (b)). . . . . . . . . . . . . . . .                -              -       7,500        1
Common stock issued from convertible debt program (Note 5 and 8(c)). . . . .                -              -     614,853       61
Common stock issued from employee stock options (Note 7(b)). . . . . . . . .                -              -      37,000        4
Warrants issued for convertible debt program (Note 5 and 8(c)) . . . . . . .                -              -           -        -

   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -              -           -        -
----------------------------------------------------------------------------  ---------------  -------------  ----------  -------

BALANCE AT DECEMBER 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . .                -              -  16,413,260    1,641
Preferred Stock stock issued for cash (Note 8(a)). . . . . . . . . . . . . .          250,000            250           -        -
Common stock issued for cash from employee stock purchase plan (Note 8(b)) .                -              -      14,010        1
Common stock issued from notes on revolving credit facility (Note 4( c)) . .                -              -   2,991,417      299
Common stock issued from employee stock options (Note 7(b)). . . . . . . . .                -              -   1,005,035      100
Common stock issued from private placement memorandum warrants (Note 8(b)) .                -              -     115,085       12
Common Stock issued from convertible debt program warrants (Note 5 and 8(c))                -              -     614,853       61
Declared Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -              -           -        -

   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -              -           -        -
----------------------------------------------------------------------------  ---------------  -------------  ----------  -------
BALANCE AT DECEMBER 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . .          250,000  $         250  21,153,660  $ 2,114
----------------------------------------------------------------------------  ---------------  -------------  ----------  -------
----------------------------------------------------------------------------  ---------------  -------------  ----------  -------


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-6
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED STATEMENTS OF
                                                  STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              Additional
                                                                              Additional    Paid-In
                                                                              Paid-in       Capital -       Deferred
                                                                              Capital       Stock Options   Compensation
----------------------------------------------------------------------------  ------------  --------------  -------------
BALANCE AT JANUARY 1, 2003 . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,302,803   $      750,000  $    (250,000)
Common stock issued for cash (Note 8(b)) . . . . . . . . . . . . . . . . . .      425,856                -              -
Common stock issued from notes on revolving credit facility (Note 4( c)) . .      354,679                -              -
Common stock issued for services (Note 8 (b)). . . . . . . . . . . . . . . .        9,169                -              -
Common stock issued from convertible debt program (Note 5 and 8(c)). . . . .      368,850                -              -
Common stock issued from employee stock options (Note 7(b)). . . . . . . . .       19,650                -              -
Warrants issued for convertible debt program (Note 5 and 8(c)) . . . . . . .     (237,500)

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -
----------------------------------------------------------------------------  ------------  --------------  -------------
                                                                                9,243,507          750,000       (250,000)
BALANCE AT DECEMBER 31, 2003
Preferred Stock stock issued for cash (Note 8(a)). . . . . . . . . . . . . .    2,366,250
Common stock issued for cash from employee stock purchase plan (Note 8(b)) .       12,626                -              -
Common stock issued from notes on revolving credit facility (Note 4( c)) . .    4,752,079                -              -
Common stock issued from employee stock options (Note 7(b)). . . . . . . . .    1,264,649                -              -
Common stock issued from private placement memorandum warrants (Note 8(b)) .       88,738                -              -
Common Stock issued from convertible debt program warrants (Note 5 and 8(c))    1,011,241                -              -
Declared Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                -              -
                                                                                        -                -              -
  Net loss                                                                              -                -              -
----------------------------------------------------------------------------  ------------  --------------  -------------

BALANCE AT DECEMBER 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . .  $18,739,090   $      750,000  $    (250,000)
----------------------------------------------------------------------------  ------------  --------------  -------------
----------------------------------------------------------------------------  ------------  --------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-7
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                                                EQUITY (DEFICIT)




                                                                              Accumulated
                                                                              Deficit        Total
----------------------------------------------------------------------------  -------------  ------------
BALANCE AT JANUARY 1, 2003 . . . . . . . . . . . . . . . . . . . . . . . . .  $(10,571,710)  $(1,767,459)
Common stock issued for cash (Note 8(b)) . . . . . . . . . . . . . . . . . .             -       425,942
Common stock issued from notes on revolving credit facility (Note 4( c)) . .             -       354,721
Common stock issued for services (Note 8 (b)). . . . . . . . . . . . . . . .             -         9,170
Common stock issued from convertible debt program (Note 5 and 8(c)). . . . .             -       368,911
Common stock issued from employee stock options (Note 7(b)). . . . . . . . .             -        19,654
Warrants issued for convertible debt program (Note 5 and 8(c)) . . . . . . .             -      (237,500)
                                                                                         -
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,246,067)   (1,246,067)
----------------------------------------------------------------------------  -------------  ------------
                                                                                         -
BALANCE AT DECEMBER 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . .   (11,817,776)   (2,072,628)
Preferred Stock stock issued for cash (Note 8(a)). . . . . . . . . . . . . .             -     2,366,500
Common stock issued for cash from employee stock purchase plan (Note 8(b)) .             -        12,627
Common stock issued from notes on revolving credit facility (Note 4( c)) . .             -     4,752,378
Common stock issued from employee stock options (Note 7(b)). . . . . . . . .             -     1,264,749
Common stock issued from private placement memorandum warrants (Note 8(b)) .             -        88,750
Common Stock issued from convertible debt program warrants (Note 5 and 8(c))             -     1,011,302
Declared Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (60,967)      (60,967)

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,027,054)   (3,027,054)
----------------------------------------------------------------------------  -------------  ------------
BALANCE AT DECEMBER 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . .  $(14,905,797)  $ 4,335,657
----------------------------------------------------------------------------  -------------  ------------
----------------------------------------------------------------------------  -------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-8
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



 Years Ended December 31, . . . . . . . . . . . . . . . . .         2004          2003
-----------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $(3,027,054)  $(1,246,067)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization. . . . . . . . . . . .       83,531       166,971
       Gain on disposal of building . . . . . . . . . . . .     (117,272)     (107,499)
       Non-cash interest expense - convertible debt program      773,802       131,411
       Non-cash loan fees . . . . . . . . . . . . . . . . .    2,480,628       126,471
       Common stock issued for compensation and services. .            -         9,170
       Change in operating assets and liabilities:

         Accounts receivable. . . . . . . . . . . . . . . .     (433,035)     (104,737)
         Work in Progress . . . . . . . . . . . . . . . . .      110,490      (110,490)
         Prepaid and other current assets . . . . . . . . .      (74,587)      (33,888)
         Inventory. . . . . . . . . . . . . . . . . . . . .        9,961        (8,232)
         Convertible debt notes payable . . . . . . . . . .            -       130,661
         Costs in excess of billings and estimated earnings            -       281,175
         Interest on revolving line of credit . . . . . . .       18,349        13,601
         Accounts payable and accrued expenses. . . . . . .       27,203      (286,874)
         Accrued payroll, vacation and related taxes. . . .      111,044       (90,187)
         Customer deposits and deferred revenue . . . . . .            -       (69,402)
         Provision for anticipated loss . . . . . . . . . .            -       (11,044)
         Interest - related party . . . . . . . . . . . . .       29,256        47,023
         Other accrued liabilities. . . . . . . . . . . . .     (102,235)      126,919
-----------------------------------------------------------  ------------  ------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . .     (109,919)   (1,035,018)
-----------------------------------------------------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Change in investing activities:
      Proceeds from the sale of building. . . . . . . . . .            -     3,150,124
      Purchases of fixed assets . . . . . . . . . . . . . .     (225,380)      (39,292)
-----------------------------------------------------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . .     (225,380)    3,110,832
-----------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes payable . . . . . . . . .      (41,464)   (2,432,595)
      Principal payments on capitalized lease obligations .      (10,332)      (35,764)
      Payments on notes payable - related party . . . . . .     (427,280)     (199,997)
      Proceeds from revolving credit facility . . . . . . .    1,504,508       963,542
      Employee Stock Purchase Plan. . . . . . . . . . . . .       16,460         5,498
      Proceeds from issuance of preferred stock . . . . . .    2,366,500             -
      Proceeds from issuance of common stock. . . . . . . .    1,403,502       445,596
-----------------------------------------------------------  ------------  ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . .    4,811,894    (1,511,456)
-----------------------------------------------------------  ------------  ------------
 Net increase in cash . . . . . . . . . . . . . . . . . . .    4,476,595       564,358
-----------------------------------------------------------  ------------  ------------
 CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . .      592,006        27,648
-----------------------------------------------------------  ------------  ------------
 CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . .  $ 5,068,601   $   592,006
-----------------------------------------------------------  ------------  ------------
-----------------------------------------------------------  ------------  ------------


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-9
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, . . . . . . . . . . . . .      2004     2003
---------------------------------------------------  --------  -------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest . . . . . . . . . . . . . . . . . . .  $313,978  $41,726
     Income Taxes . . . . . . . . . . . . . . . . .  $  1,600  $ 1,600
---------------------------------------------------  --------  -------


 NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

During the years ending December 31, 2004 and 2003, the Company issued 2,991,417 and 415,000 shares of its common stock, respectively, to the Laurus Master Fund from conversions under its revolving credit facility, thereby realizing a corresponding reduction in current liabilities of approximately $2,271,750 and $228,500, respectively. The Company recorded additional non-cash loan fees of $2,480,628 and $126,471, respectively, and charged these fees to expense.

During the year ending December 31, 2004, the Company issued 614,853 shares of its common stock to the participates in its' prior convertible debt program from conversions of warrants, thereby receiving cash in the amount of $187,500. The Company recorded additional non-cash loan fees of $773,802 and charged these fees to expense.

During 2004 the Company converted $12,627 of employee stock purchase plan contributions into 14,010 shares of common stock.

During 2004 the Company declared dividends payable of $60,967 to the holder's of its preferred stock.

During 2003, the Company issued 7,500 shares of restricted stock for employee awards and services and for summer & student interns, and recorded expenses of $9,170.

During  2003,  the  Company  issued  861,267 shares of stock under the Company's
     Private  Placement  Memorandum  for  cash  of  $425,942.

During 2003, the Company eliminated its convertible debt by repaying half of the notes in cash ($237,500) and having the note holders convert the other half into 614,853 shares of the Company's common stock. The Company recorded additional loan fees of $131,411 and charged these fees to equity.


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-10
                                      PAGE

                                                                  SPACEDEV, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

(a)     Nature  of  operations

SPACEDEV, INC. (the "Company") is engaged in the conception, design, development, manufacture, integration and operations of SPACE TECHNOLOGY SYSTEMS, products and services. The Company is currently focused on the development of low-cost microsatellites, nanosatellites and related subsystems, and hybrid rocket propulsion as well as associated engineering and technical services, primarily to government agencies, and specifically to the United States Department of Defense. The Company's products and solutions are sold, mainly on a project-basis, directly to these customers, and include sophisticated micro- and nanosatellites, hybrid rocket-based orbital Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. The Company believes there will be an evolving and developing commercial market for its space technology systems (e.g., its microsatellite and nanosatellite products and services) in the long-term. In the short-term, the early adopters of this technology appear to be in the United States Department of Defense and the Company's "products" are considered to be the outcome of specific projects. The Company is also designing and developing commercial hybrid rocket motors and small high performance space vehicles and subsystems for commercial and military customers.

The Company was incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI"). SpaceDev, LLC of Colorado was originally formed in 1997 for commercial space exploration and was the sole owner of shares of common stock of SpaceDev (a Nevada corporation) ("SpaceDev"), formed on August 22, 1997. On October 22, 1997, PDGI issued 8,245,000 of its $0.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev stock, SpaceDev was merged into PDGI and, on December 17, 1997, PDGI changed its name to SPACEDEV, INC. After the merger, SpaceDev, LLC, changed its name to SD Holdings, LLC on December 17, 1997. For accounting purposes, the transaction was accounted for as a reverse merger with the Company as the acquirer. Since SpaceDev had minimal assets prior to the merger, the transaction was accounted for as the sale of the Company's common stock for net assets of $1,232. The Company became publicly traded in October 1997 and is currently trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "SPDV."

In February 1998, the Company's operations were expanded with the acquisition of Integrated Space Systems, Inc. ("ISS"), a California corporation founded for the purpose of providing engineering and technical services related to space-based systems. The ISS employee base, acquired upon acquisition, largely consisted of former Atlas and General Dynamics personnel and enlarged the Company's then current employee base to 20 employees. ISS was purchased for approximately $3.6 million, paid in Rule 144 restricted common shares of SpaceDev. Goodwill of approximately $3.5 million was capitalized and was to be amortized over a period of sixty (60) months, based on the purchase price exceeding the net asset value of approximately $164,000. As a result of a change in corporate focus, on November 15, 2001, the Company determined that the unamortized balance of goodwill from ISS, which was approximately $923,000, had become impaired and it was written-off. While the ISS segment did provide small hybrid propulsion space systems and engineering services on separate contracts (mainly with government agencies), the engineering service contracts had expired and, therefore, would not be producing revenue or cash flow to support future operations. The Company determined that all future business, contracts and proposals would be sought after only in the SpaceDev name, making it a more efficient way for it to manage and track multiple contracts and work on many different business ventures at the same time within the same operating segment. The Company filed for dissolution of ISS in December 2003, since all activities had been integrated into SpaceDev, Inc.

                                      F-11
                                      PAGE

The Company had working capital of $4,897,796 and incurred an operational profit of $144,285 as well as a net loss of $3,027,054 for the year ended December 31, 2004. For the year ended December 31, 2003, the Company had a working capital deficit of $630,805 and a loss from operations of $890,092 as well as a net loss of $1,246,067. On March 31, 2004, the Company was awarded a $43,362,271 contract from the Missile Defense Agency. Management intends to continue obtaining new commercial and government contracts and discontinue the utilization of its revolving credit facility. The Company may raise additional equity capital in a public or private offering in certain circumstances. There can be no assurance that existing contracts will be completed successfully or that new contracts or additional debt or equity financing that may be needed to fund operations will be available or, if available, obtained in sufficient amounts necessary to meet the Company's needs. Management does believe that current contracts will be sufficient to fund the Company through 2005 and beyond.

(b)     Principles  of  consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, SpaceDev Oklahoma, Inc., and former wholly-owned inactive subsidiary Integrated Space Systems, Inc., a California corporation. Integrated Space Systems was dissolved in December 2003 after all activities had been integrated into SpaceDev, Inc.

(c)     Use  of  estimates

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

(d)      Accounts  Receivable  and  Allowances  for  Uncollectible  Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected. At December 31, 2004 and 2003, the allowance for uncollectible accounts was $32,637 and $17,500 respectively.

                                      F-12
                                      PAGE

(e)     Software  Development  Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalized the direct costs and allocated overhead associated with a software development product. Initial costs were capitalized as development costs prior to the design of a detailed program or working model. Costs incurred subsequent to the product release and development costs performed under contract were charged to operations. Beginning in the second quarter 2002, and completing in 2003, capitalized software costs were amortized over their estimated useful life of eighteen months using the straight-line method. Periodically, and at least annually, management performs a review for impairment in accordance with SFAS No. 144. As of December 31, 2003, the Company had fully amortized the capitalized software costs.

(f)     Revenue  recognition

The Company's revenues in 2004 and 2003 were derived primarily from United States government cost plus fixed fee (CPFF) contracts compared to a predominance of fixed price contracts prior to 2003. Revenues from the CPFF contracts during 2004 and 2003 were recognized as expenses were incurred.
Estimated contract profits were taken into earnings in proportion to revenues recorded. Revenues under certain long-term fixed price contracts, which provide for the delivery of minimal quantities or require significant amounts of development effort in relation to total contract value, would be recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where revenues and profits would be recorded based on the ratio of costs incurred to estimated total costs at completion. Losses on contracts would be recognized when estimated costs were reasonably determined. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis depending on the terms and conditions of the specific contract. Time and material revenues are recognized as services are performed and costs are incurred.

Deferred revenue represents amounts collected from customers for projects, products or services to be provided at a future date.

(g)     Depreciation  and  amortization

Fixed assets are depreciated over their estimated useful lives of three-to-five years using the straight-line method of accounting.

In December 2002, the Company entered an agreement to sell its interest in its only facility, which closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064. In conjunction with the sale of its only facility in December 2002, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten years. The base rent is increased by 3.5% per year (see Note
2).

                                      F-13
                                      PAGE

(h)     Research  and  development

The Company is engaged in design and development activities with its commercial and government customers. The Company has SBIR (Small Business Innovation Research) grants from the government and continues to seek new SBIR opportunities. Costs incurred under SBIR grants are charged against revenues received under SBIR grants. Non-reimbursable research and development expenditures relating to possible future products are expensed as incurred. The Company incurred $39,473 in non-reimbursable research and development costs during 2004, as compared to $281,280 in non-reimbursable research and development costs during 2003.

(i)     Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $1,113 and $1,460 in 2004 and 2003, respectively. Although the direct cost of advertising is low, the Company incurs costs related to general public relations and website development as part of its general and administrative expenses.

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

(k)     Stock-based  compensation

In October 1995, the FASB (Financial Accounting Standards Board) issued SFAS (Statements of Financial Accounting Standards) No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS No. 123 in 1997. The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB (Accounting Principles Board) Opinion No. 25, "Accounting for Stock Issued to Employees," and has provided pro forma disclosures as if the fair value based method prescribed in SFAS No. 123 had been utilized. See Note 8(d). During December 2002, FASB issued SFAS No. 148 "Accounting for Stock Based Compensation
- Transition and Disclosure," which amends SFAS No. 123 to require companies to elect to recognize fair value stock based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. If the Company had accounted for these options in accordance with SFAS No. 123, the total value of options granted during 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net loss would have been as follows:

                                      F-14
                                      PAGE



Years Ending December 31
---------------------------------------------------------------------------         ------------  ------------

 Net Loss: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2004          2003

 As reported . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(3,027,054)  $(1,246,067)
 ADD:     Stock based employee compensation expense
          included in reported net income                                                     -              -
 DEDUCT:  Stock based employee compensation expense determined under
          the fair value based method for all awards . . . . . . . . . . . .        $  (390,773)  $  (234,525)
---------------------------------------------------------------------------         ------------  ------------
 Pro forma . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(3,417,827)  $(1,480,592)
---------------------------------------------------------------------------         ------------  ------------
---------------------------------------------------------------------------         ------------  ------------
 Loss per Share:

 As reported . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     (0.16)  $     (0.08)
 Pro forma . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     (0.18)  $     (0.09)
---------------------------------------------------------------------------         ------------  ------------

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

(n)     Financial  instruments

The Company's financial instruments consist primarily of cash, T-bills, accounts receivable, capital leases and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

(o)      Segment  reporting

The Company merged its Space Missions Division business segment and ISS business segment in 2002 and closed ISS in 2003. The Company has one other inactive subsidiary, SpaceDev Oklahoma, Inc. The Company follows the requirement of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131").

                                      F-15
                                      PAGE

(p)     New  accounting  standards

In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share Based Payment" (SFAS No. 123R), a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.
Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has yet to determine the effect SFAS No. 123R may have on its financial statements, if any.

Effective as of December 31, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

(q)     Inventory

Inventories  are  valued  at  the lower of cost or market using the average cost
method,  which  approximates  the  first-in,  first-out  method   of   inventory
valuation.

2.     FIXED  ASSETS

In December 2002, the Company entered an agreement to sell its interest in its only facility. As of December 31, 2002 the Company listed a receivable held for sale of $3,150,124 which was realized when the transaction closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064.

In conjunction with the sale, the Company entered into a lease agreement with the buyer to lease-back its facilities (see Note 9(c)). The gain on the sale of the facility was deferred and will be amortized over the remaining term of the lease. Deferred gain of $1,172,720 will be amortized on a straight-line basis over ten (10) years beginning February 2003 and ending in February 2013. This amortization will be included in the Company's non-operating income and expense.

                                      F-16
                                      PAGE




Fixed assets consisted of the following:
December 31, . . . . . . . . . . . . . .       2004        2003
----------------------------------------  ----------  ----------
Capital leases . . . . . . . . . . . . .  $ 153,097   $ 153,097
Computer equipment . . . . . . . . . . .    383,512     163,721
Building improvements. . . . . . . . . .     14,124       9,488
Furniture and fixtures . . . . . . . . .      6,224       5,271
----------------------------------------  ----------  ----------
                                            556,957     331,577
Less accumulated depreciation
   and amortization. . . . . . . . . . .   (277,576)   (194,045)
----------------------------------------  ----------  ----------
                                          $ 279,381   $ 137,532
----------------------------------------  ----------  ----------
----------------------------------------  ----------  ----------

Depreciation and amortization expense for fixed assets was approximately $83,500 and $53,000 for the years ending December 31, 2004 and 2003, respectively. Depreciation and amortization expense was higher during 2004 due to the purchase of new fixed assets, mainly new computer hardware and software, during 2004. Of the above depreciation, approximately $33,000 and $28,000, for the year ending December 31, 2004 and 2003, respectively, was for depreciation on equipment under capital leases.

3.     ACQUISITIONS

All acquisitions have been accounted for using the purchase method of accounting and intangible assets were amortized using the straight-line method. Initial purchase price included stock issued at the date of acquisition, direct acquisition costs and any guaranteed future consideration.

(a)     AMROC

On August 14, 1998, the Company entered an Agreement for License and Purchase of Technology from American Rocket Company (AMROC) with an unrelated individual who had obtained ownership of such technology from AMROC. The intellectual property acquired was hybrid rocket technology that has been modified and may be used in the future operations of the Company. Upon execution of the Agreement, the Company issued the seller a warrant to purchase 25,000 shares of restricted common stock at a strike price equal to 50% of the market price of the common stock on the issuance date. This warrant expired in 2003 having been unexercised.

For each of the three years following the Agreement date, the licensor received warrants to purchase 25,000 shares of restricted common stock. In the fourth through tenth year following the Agreement date, the licensor may receive a warrant to purchase a number of shares, if revenue is generated from the acquired technology. All revenue based warrants are earned at a rate of one share per $125 of revenue generated from the technology acquired. Under the terms of the Agreement, the minimum number of shares to be issued is 100,000 and the maximum consideration shall not exceed warrants to purchase 3,000,000 shares of common stock or $6,000,000 in recognized value. Recognized value is the sum of (a) the cumulative difference between the market price of the common stock and the strike price and (b) the cumulative difference between the market price on the date of exercise and the strike price for each warrant previously exercised. To date, no revenue has been generated from the acquired technology.

                                      F-17
                                      PAGE

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


Other intangible assets consisted of the following:
December 31,                                          2004       2003
---------------------------------------------------  -----  ----------
Other intangibles . . . . . . . . . . . . . . . . .  $   0  $ 116,292
Less accumulated amortization . . . . . . . . . . .      0   (116,292)
---------------------------------------------------  -----  ----------
                                                     $   0  $       0
---------------------------------------------------  -----  ----------
---------------------------------------------------  -----  ----------


The Company's intangible assets were fully amortized in 2003. Amortization expense was approximately $11,000 for 2003.

4.     NOTES  PAYABLE
(a)     Building  and  settlement  notes
In December 2002, the Company entered into an agreement to sell its ownership interest in its only facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million, while a deferred gain was recorded. The Company's Chief Executive Officer provided a guarantee for the leaseback. The gain of $1,172,720 on the sale of the facility was deferred and is being amortized on a straight-line basis over the ten (10) year term of the lease at the rate of $117,272 per year. As of December 31, 2004 and 2003, the deferred gain was $947,949 and $1,065,221, respectively. This amortization will be included in the Company's non-operating income and expense and totaled $117,272 in 2004 and $107,499 in 2003.

Deferred  Gain  consisted  of  the  following:




December 31,             2004         2003
-----------------  -----------  -----------

Deferred Gain      $1,172,720   $1,172,720
Less Amortization    (224,771)    (107,499)
-----------------  -----------  -----------
                   $  947,949   $1,065,221
-----------------  -----------  -----------
-----------------  -----------  -----------



                                      F-18
                                      PAGE

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranged from 0% to 8%. At December 31, 2004 and 2003, the outstanding balances on these notes were $46,127 and $87,591, with interest expense of $3,258 and $4,956, respectively.

Future  minimum  principal  payments  on  notes  payable  are  as  follows:





Year Ending December 31,
------------------------  -------
2005 . . . . . . . . . .  $36,670
2006 . . . . . . . . . .    9,457
2007 . . . . . . . . . .        0
------------------------  -------
Total Settlement Notes    $46,127
------------------------  -------
------------------------  -------


(b)     Related  parties

The Company had a note payable to its CEO. At December 31, 2004 and 2003, the balances were $0 and $585,522, respectively, with accrued interest of 10%. The note was amended on March 20, 2000 to call for annual payments of not less than $80,000 per year with interest at 10%. As part of the Company's preferred stock offering (see Note 8(a)), the note was paid in full during the third quarter of 2004.

Interest expense on this note was $29,256 and $47,023 for 2004 and 2003, respectively.

(c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with the Laurus Master Fund, Ltd. ("Laurus"), which were filed on Form 8-K dated June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets subject to the amount of eligible accounts receivables. The net proceeds from the Convertible Note were used for general working capital purposes. Advances on the Convertible Note are repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock provided the market price is 118% of the fixed conversion price or greater. The Convertible Note carries an interest rate of Wall Street Journal Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Approximately $19,500 in interest and approximately $5,000 in fees were expensed under the revolving credit facility in 2004. There was no outstanding balance on the revolving credit facility at December 31, 2004.

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

                                      F-19
                                      PAGE

The Convertible Note includes a right of conversion in favor of Laurus. Laurus has exercised its conversion rights from time to time on outstanding balances. When Laurus chooses to exercise its conversion rights, the Convertible Note is convertible into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the agreements). The Agreement was modified on March 31, 2004 to provide for a six-month waiver of the accounts receivable restrictions and a fixed conversion price to Laurus of $0.85 per share on the first $500,000 after the first $1 million. The agreement was further modified on August 25, 2004 to provide for a fixed conversion price to Laurus of $1.00 per share on the next $1 million. Thereafter, the fixed conversion price will be adjusted after conversion of a total of $2.5 million to 103% of the then fair market value of our common stock ("Adjusted Fixed Conversion Price").

Laurus converted 2,991,417 shares to reduce the Company's debt by $2,271,750 for the twelve-month period ending December 31, 2004. Laurus converted a total of 3,406,417 shares to reduce the debt by $2,500,000 since the inception of the revolving credit facility. For the twelve-month period ending December 31, 2004, the Company expensed $2,480,628 for the non-cash loan fee based on the fair market value of the stock when Laurus converted and $2,607,099 for the non-cash loan fee expense since the inception of the revolving credit facility. The fair market value used in 2003 was established using a 20% discount to the closing price on the date of conversion based on the restricted and thinly-traded nature of the Company stock in 2003 and the fair market value used in 2004 was established using the closing price on the date of conversion with no discount taken due to the increased volume in the Company's stock.

Availability of funds under the revolving credit facility is based on the Company's accounts receivable, except as waivers are provided by Laurus. An initial three (3) month waiver was offered by Laurus, under which Laurus permitted a credit advance up to $300,000, which amount would have otherwise exceeded eligible accounts receivable during the period. Laurus subsequently extended the waiver for two additional six (6) month periods, under which Laurus permitted a credit advance up to $1 million, which amount would have otherwise exceeded eligible accounts receivable during the period. The revolving credit facility is secured by all of the assets of the Company.

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year, which was expensed as additional interest expense in 2003. The Company was required to pay a continuation fee of $10,000 each year thereafter. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock for the initial $1 million revolving credit facility, as stated herein. The warrant exercise price was computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

                                      F-20
                                      PAGE

In addition to the initial warrant, the Company was obligated to issue an additional five-year warrant to Laurus to purchase one share of common stock at an exercise price equal to 125% of the Adjusted Fixed Conversion Price for every ten dollars ($10) in principal of the Convertible Note converted into common stock if and when over $1 million was converted under the revolving credit facility. The value of the warrant was determined when issued, and was treated as additional interest expense and is being amortized over the remaining term of the Convertible Note, unless sooner terminated. On June 18, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.0625 per share in relation to the $500,000 revolving credit facility expansion convertible at $0.85 per share. Since no more than an aggregate of 100,000 shares of the Company's common stock were authorized as additional warrants under the Laurus Agreements, on August 25, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.925 per share in relation to the $1 million revolving credit facility expansion convertible at $1.00 per share.

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

As stated above, in conjunction with the Company's Preferred Stock financing on August 25, 2004, Laurus agreed to extend the revolving credit facility reported on Form 8-K filed June 18, 2003 from $1.0 million to $1.5 million. The first $1.0 million converted under the revolving credit facility was converted last year and earlier this year at a rate of $0.55 per share during 2003 and 2004. On March 31, 2004, the conversion price for the next $500,000 under the revolving credit facility was set at $0.85 per share. The next $1 million under the revolving credit facility was convertible at a rate of $1.00 per share. There was no balance on the revolving credit facility at December 31, 2004.

5.     CONVERTIBLE  DEBENTURES

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible debentures to various directors and officers of the Company. The total funding was completed on November 14, 2002. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into the Company's common stock when the note matured. The maturity on the notes was six (6) months from issue date. On March 25, 2003, an amendment was executed which extended these notes an additional six (6) months. The convertible debentures were exercisable into a number of the Company's common shares at a conversion price that equals the 20-day average ask price less 10%, which was, established when the note was issued, or the initial conversion price.

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

                                      F-21
                                      PAGE

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

As of December 31, 2004, all of the warrants under the convertible debt program had been converted to equity and the Company received approximately $50,000 in cash, received the reduction in $187,500 in related party debt and expensed $773,802 in non-cash loan fees.

6.     INCOME  TAXES
Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,350,000 and $2,190,000 as of December 31, 2004 and 2003, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $126,000 in 2004 from $2,190,000 at December 31, 2003 to $2,318,000 at December
31,  2004.

                                      F-22
                                      PAGE

Significant components of the benefit for income taxes for the years ended December 31, 2004 and 2003 are as follows:




                      2004    2003
                    ------  ------
Current
 Federal . . . . .  $    -  $    -
 State . . . . . .   1,600   1,600
                    ------  ------
                     1,600   1,600
Deferred
 Federal . . . . .       -       -
 State . . . . . .       -       -
                    ------  ------
                         -       -

Income tax expense  $1,600  $1,600
                    ======  ======

At December 31, 2004, the Company had federal and state tax net operating loss and capital loss carryforwards of approximately $4,826,000 and $2,146,000, respectively. The federal and state tax loss carryforwards will expire in 2012 and 2007, respectively, unless previously utilized. The State of California has suspended the utilization of net operating loss for 2003 and limited them in 2004.

A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:


  Years Ended December 31,. . . . . . . . . .    2004     2003
---------------------------------------------  -------  -------
  Statutory U.S. federal rate . . . . . . . .    35.0%    34.0%
---------------------------------------------  -------  -------
  State income taxes - net of federal benefit     5.7%     5.8%
  Permanent differences . . . . . . . . . . .  (37.8%)       -
  Change in valuation allowance . . . . . . .   (2.9%)  (39.8%)
---------------------------------------------  -------  -------
  Provision for income taxes. . . . . . . . .     0.0%     0.0%
---------------------------------------------  -------  -------


                                      F-23
                                      PAGE

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:






  December 31,. . . . . . . . . . . . .         2004          2003
---------------------------------------  ------------  ------------
  Deferred tax assets:
---------------------------------------  ------------  ------------
   Loss carryforwards . . . . . . . . .  $ 1,765,000   $ 1,588,000
      Deferred gain on sale of building      416,000       435,000
   Temporary differences. . . . . . . .       77,000       127,000
   Research and development credits . .       92,000        40,000
---------------------------------------  ------------  ------------
  Gross deferred tax assets . . . . . .    2,350,000     2,190,000
---------------------------------------  ------------  ------------
      Deferred tax liability. . . . . .      (32,000)            -
---------------------------------------  ------------  ------------
  Valuation allowance . . . . . . . . .   (2,318,000)   (2,190,000)
                                         $         -   $         -
---------------------------------------  ------------  ------------
---------------------------------------  ------------  ------------


As of December 31, 2004, the Company recorded a valuation allowance of $214,000 related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. The deferred tax asset originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance have been recorded against additional paid-in capital and did not effect the net earnings for the period. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional paid-in capital.

Pursuant to Internal Revenue Code Section 382, the Company's use of its net operating loss carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three year period.

The Company has unused U.S. and state tax credits of approximately $52,000 and $39,000, that begin to expire 2013 and 2008, respectively.


7.     EMPLOYEE  BENEFIT  PLAN

(a)     Profit  sharing  401(k)  plan

During 2004, the Company amended their previous 401(k) retirement savings plan from 1997 for its employees, which allows each eligible employee to voluntarily make pre-tax salary contributions up to 93% of their compensation or $13,000 per year, whichever is lower, for the year ending December 31, 2004. The Company has elected to begin making a matching contribution of 10% of employee contributions, which matching portion vests over 5 years as specified in the plan amendment. During 2004 and 2003, the Company contributed $2,705 and $0 to the Plan.

                                      F-24
                                      PAGE

(b)     Incentive  stock  option  and  employee  stock  purchase  plans

At its 1999 Annual Stockholder Meeting, the shareholders adopted an Incentive Stock Option Plan under which its Board of Directors had the ability to grant its employees, directors and affiliates Incentive Stock Options, non-statutory stock options and other forms of stock-based compensation, including bonuses or stock purchase rights. Incentive Stock Options, which provided for preferential tax treatment, were only available to employees, including officers and affiliates, and were not issued to non-employee directors. The exercise price of the Incentive Stock Options is 100% of the fair market value of the stock on the date the options were granted. Pursuant to our plan, the exercise price for the non-statutory stock options were not less than 85% of the fair market value of the stock on the date the option was granted. The Company is required to reserve an amount of common shares equal to the number of shares, which may be purchased as a result of awards made under the Plan at any time.

At the 2000 Annual Stockholder Meeting, the shareholders approved an amendment to the Stock Option Plan of 1999, increasing the number of shares eligible for issuance under the Plan to 30% of the then outstanding common stock to 4,184,698 and allowing the Board of Directors to make annual adjustments to the Plan to maintain a 30% ratio to outstanding common stock at each annual meeting of the Board of Directors. The Board, at its annual meetings in 2004 and 2003, made no adjustment, as a determination was made that the number of shares then available under the Plan was sufficient to meet the Company's needs.

At the 2004 Annual Stockholder Meeting, the shareholders approved the 2004 Stock Option Plan authorizing options on 2,000,000 shares be set apart under this plan. As of December 31, 2004, 6,184,698 shares were authorized for issuance under both plans, 3,878,766 of which were subject to outstanding options and awards. Shares issuable under the 1999 plan were registered with the U.S. Securities & Exchange Commission on Form S-8. A Form S-8 registration statement for shares issuable under the 2004 plan will be filed simultaneously with this report.

During 2004, the Company issued non-statutory options to purchase 287,000 shares to its independent directors for attendance at its 2003 Board of Directors meetings. In addition to the Stock Option Plan of 1999, the shareholders adopted the 1999 Employee Stock Purchase Plan with 1,000,000 shares reserved under the plan and authorized the Board of Directors to make twelve consecutive offerings of our common stock to its employees. The 1999 Employee Stock Purchase Plan has been instituted and the first employees enrolled in the plan in August 2003. The first shares of common stock were issued under the Plan in February 2004. The exercise price for the Stock Purchase Plan will not be less than 85% of the fair market value of the stock on the date the stock is purchased. During 2004 and 2003 employees contributed $16,464 and $6,440 to the employee stock purchase plan, and 14,010 and 0 shares were issued under the plan as of December 31, 2004 and 2003, respectively. The 1999 Employee Stock Purchase Plan was to expire in June 2005; however, the Board of Directors extended the plan for another year at their Board meeting in November 2004.

                                      F-25
                                      PAGE

8.     STOCKHOLDERS'  EQUITY

(a)     Convertible  preferred  stock

On August 25, 2004, the Company entered into a Securities Purchase Agreement with the Laurus Master Fund, Ltd., whereby the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share (the "Stated Value"). The preferred shares are convertible into shares of the Company's $0.0001 par value common stock at a rate of $1.54 per share at any time after the date of issuance, and pay quarterly, cumulative dividends at a rate of 6.85% with the first payment due on January 1, 2005. As of December 31, 2004, approximately $61,000 has been accrued for dividends and are payable in cash or shares of our common stock at the holder's option with the exception that dividends must be paid in shares of our common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. The preferred shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed the conversion rate or (b) the Stated Value if the average closing price of our common stock for the 22 days immediately preceding the date of conversion exceeds the Stated Value. The preferred shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The preferred shares have no voting rights.

In conjunction with the Preferred Shares, the Company issued a five-year common stock purchase warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share. The Company registered all of the shares of its common stock underlying the Preferred Shares and the warrant, as well as an estimated number of shares payable as dividends on the Preferred Shares, for resale.

(b)     Common  stock

During 2004 and 2003, the Company issued 0 and 7,500 shares, respectively, of its common stock for employee awards and services and for summer and student interns, and recorded expenses of $0 and $9,170, respectively. The fair value of the shares issued was calculated using the closing price on the date of issuance.

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

                                      F-26
                                      PAGE

On January 16, 2003 and February 14, 2003, pursuant to an extension of the PPO, the Company sold 665,188 and 196,079 Units, respectively. The Company received approximately $326,000 and $100,000, respectively, for the Units sold under the PPO during the first quarter 2003. The PPO was subsequently closed.

(c)     Warrants

Concurrent with the issuance of the convertible debentures from October 2002 through November 2002, the Company issued to subscribers warrants to purchase up to 1,229,705 shares of the Company's common stock. On September 5, 2003, the Company repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. As a condition of the partial repayment, the note holders were required to relinquish one-half of the previously issued warrants reducing the total warrants issued under the convertible debt program to 614,853. These warrants are exercisable for three
(3) years from the date of issuance at the initial exercise price, which is equal to the 20-day average asking price less 10% established when the notes were issued. Upon issuance the warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. As of December 31, 2004, all of the warrants under the convertible debt program had been converted and the Company received $237,500 in cash and expensed $773,802 in non-cash loan fees. As of December 31, 2004, the Company had other warrants outstanding issued as part of its private placement and other equity raising ventures as well as services that allow the holders to purchase up to 2,363,827 shares of common stock at prices between $0.435 and $2.79 per share. The warrants may be exercised any time within three (3) and five (5) years of issuance.

(d)     Stock  options

On November 21, 1997, the Company entered into a five (5) year employment agreement with its CEO. As part of the employment agreement, the Company granted options to the CEO to purchase up to 2,500,000 shares of the Company's $0.0001 par value restricted common stock.

The options are subject to the following vesting conditions, which were amended on January 21, 2000, and further amended on July 16, 2000 with an option for the board to award an additional 1,500,000 options at a later date:

                                      F-27
                                      PAGE


                                                                                                                  Exercise
                       Number                                                                                    price per
                       Of shares         Vesting Conditions                                                          share
----------------       ---------         -----------------------------------------------------------   -----------------
Granted Options:
                       500,000. . . . .  Currently vested                                              $            1.00
                       500,000. . . . .  Obtaining $6,500,000 additional equity capital                $            1.50
                       500,000. . . . .  Financing and executing a definitive space launch agreement   $             .00
                       500,000. . . . .  Launching of first lunar or deep-space mission                $            2.50
                       500,000. . . . .  Successful completion of first lunar or deep-space mission    $            3.00
Options to be
Granted upon
the Occurrence
of Certain Events:
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


All options expire ten (10) years from date of second amendment i.e., July 16, 2000.

In accordance with APB 25, the Company recognized $500,000 of compensation expense and $250,000 of deferred compensation in 1997. The options granted to the CEO are subject to vesting conditions and have exercise prices between $1.00 and $3.00 per share.

On August 27, 2001, as part of an annual review process, an additional 10,000 options were granted to the CEO at the exercise price of $0.9469 per share with a set vesting schedule of 3,333 shares per year after issuance with the third year having 3,334 options vest. These options expire five (5) years from grant date.


                                      F-28
                                      PAGE

The following summarizes stock option activity related to all of the option plan and employee compensation agreements:




                              Weighted
                              Options       Average
                              Outstanding   Exercise Prices
----------------------------  ------------  ----------------
Balance at January 1, 2003 .    5,448,772   $           0.91
Granted. . . . . . . . . . .    1,219,615               0.76
Exercised. . . . . . . . . .      (37,000)              0.53
Expired. . . . . . . . . . .   (1,006,580)              0.52
----------------------------  ------------  ----------------

Balance at December 31, 2003    5,624,807               1.39
Granted. . . . . . . . . . .    2,218,500               1.23
Exercised. . . . . . . . . .   (1,005,035)              1.26
Expired. . . . . . . . . . .     (459,506)              1.04
----------------------------  ------------  ----------------

Balance at December 31, 2004    6,378,766   $           1.50
----------------------------  ------------  ----------------
----------------------------  ------------  ----------------


The weighted average fair value of options granted to employees under the 1999 Incentive Stock Option Plan and the 2004 Equity Incentive Plan during 2004 and
2003 was $1.23 and $0.76, respectively. At December 31, 2004 and 2003, there were 1,900,460 and 2,266,520 options exercisable at a weighted average exercise price of $0.83 and $1.05 per share, respectively. The weighted average remaining life of outstanding options under the plan at December 31, 2004 was
4.40  years.





              Weighted-Average       Weighted-
Range of . .  Remaining Contractual  Average Exercisable Price
Exercise . .  Number of Shares       Life of Shares             Number of Shares   Exercisable
Price . . . . Outstanding            Outstanding                Exercisable        Price
------------  ---------------------  -------------------------  ----------------- ------------
0.42-0.99 .              2,317,413                       3.92          1,036,607  $       0.64
1.00-1.99.               2,459,131                       4.53            861,631          1.05
2.00-2.99.               1,102,222                       5.11              2,222          2.25
3.00-3.50.                 500,000                       5.05                  -             -
------------  ---------------------  -------------------------  ----------------- ------------
                         6,378,766. .                    4.40          1,900,460  $       0.83
------------  ---------------------  -------------------------  ----------------- ------------
------------  ---------------------  -------------------------  ----------------- ------------


The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2004 and 2003 using the minimum value method as prescribed by SFAS No. 123. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%; expected volatility of 117% and the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.


                                      F-29
                                      PAGE

9.     COMMITMENTS  AND  CONTINGENCIES

(a)     Capital  leases

The Company leases certain equipment under non-cancelable capital leases, which are included in fixed assets as follows:




December 31,. . . . . . . . .       2004        2003
-----------------------------  ----------  ----------
Computer equipment. . . . . .  $ 153,097   $ 153,097
Less accumulated depreciation   (136,640)   (103,857)
                               $  16,457   $  49,240
-----------------------------  ----------  ----------
-----------------------------  ----------  ----------


Future  minimum  lease  payments  are  as  follows:




Year Ending December 31, 2003
---------------------------------------  --------
2005. . . . . . . . . . . . . . . . . .  $ 4,425
2006. . . . . . . . . . . . . . . . . .    1,526
2007. . . . . . . . . . . . . . . . . .        -
2008. . . . . . . . . . . . . . . . . .        -
Thereafter. . . . . . . . . . . . . . .        -
---------------------------------------  --------
Total minimum lease payments. . . . . .    5,951
Amount representing interest. . . . . .      698
---------------------------------------  --------
Present value of minimum lease payments    5,253

Total obligation. . . . . . . . . . . .    5,253
Less current portion. . . . . . . . . .   (3,784)
---------------------------------------  --------
Long-term portion . . . . . . . . . . .  $ 1,469
---------------------------------------  --------
---------------------------------------  --------


(b)     Other  accrued  liabilities

During 2004 and 2003, the Company accrued expenses in connection with current projects, our preferred stock sale, and other commitments. The total of these accruals were $207,262 and $248,530 as of December 31, 2004 and 2003, respectively.

In November 2002, the Company entered an agreement to sell its interest in its only facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064. The fees that were incurred for the sale of the building were $121,311 and were recorded as other accrued liabilities. The fees include broker fees, escrow and title fees and property taxes.

(c)     Building  lease

In conjunction with the sale of its only facility, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten (10) years (see Note 2). The base rent was $25,678 per month at lease inception and is currently $26,577 as of December 31, 2004 and will continue to increase by 3.5% per year. Mr. Benson, the Company's CEO, provided a guarantee for the leaseback.

                                      F-30
                                      PAGE

10.     CONCENTRATIONS

(a)     Credit  risk

The Company maintains cash balances at various financial institutions primarily located in San Diego, California and New York, New York. The accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts.

(b)     Customer

During 2004 and 2003, the Company had two and three major customers that accounted for sales of approximately $3,737,000, or 76% and $1,782,600 or 60% of consolidated revenue, respectively. At December 31, 2004 and 2003, the amount receivable from these customers was approximately $612,900 and $160,200, respectively.

(c)     Contract

In November 1999, the Space Missions Division was awarded a turnkey mission contract by the Space Sciences Laboratory at the University of California at Berkeley worth as of December 31, 2002 approximately $7.2 million, including two change orders worth approximately $412,000 on June 12, 2002 and October 7, 2002. This contract represented 14% of the Company's revenue in 2003. The contract concluded on December 31, 2003.

                                      F-31
                                      PAGE