Form 10QSB
period 2005-03-31
SPACEDEV INC
filed 2005-05-16
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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
                               ----------------

-------------------------------------------------------------------------------

   (Former name, former address and former fiscal year, if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.   Yes    X  No
                ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,454,699 shares of Issuer's voting common stock were outstanding on May 3, 2005.


                                      PAGE
                                 SPACEDEV, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2005


INDEX                                                                       PAGE
-----                                                                       ----

PART  I  --  FINANCIAL  INFORMATION                                            1
     ITEM  1.     FINANCIAL  STATEMENTS                                        1
       Consolidated  Balance  Sheets                                           1
       Consolidated  Balance  Sheets                                           2
       Consolidated  Statements  of  Operations                                3
       Consolidated  Statements  of  Cash  Flows                               4
       Notes  to  Consolidated  Financial  Statements                          6



     ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS  OF  OPERATIONS                                 13
       Overview                                                               13
       Selection  of  Significant  Contracts                                  14
       Results  of  Operations                                                16
       Liquidity  and  Capital  Resources                                     19
       Critical  Accounting  Standards                                        21
       Cash  Position                                                         21
       Recent  Accounting  Pronouncements                                     24
       Forward-Looking  Statements  and  Risk  Analysis                       24

     ITEM  3.  CONTROLS  AND  PROCEDURES                                      25

PART  II  --  OTHER  INFORMATION                                              26
     ITEM  1.     LEGAL  PROCEEDINGS                                          26

     ITEM  2.     CHANGES  IN  SECURITIES                                     26

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES                          26

     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         26

     ITEM  5.     OTHER  INFORMATION                                          26

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                       26

SIGNATURES                                                                    27

                                      PAGE

                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

At March 31,. . . . . . .        2005        2004
-------------------------  ----------  ----------
 ASSETS

 CURRENT ASSETS
      Cash. . . . . . . .  $5,412,949  $  981,898
      Accounts receivable     620,048     296,980
      Inventory . . . . .           -       8,142
      Work in progress. .      11,306     135,988
-------------------------  ----------  ----------
 Total current assets . .   6,044,303   1,423,008
-------------------------  ----------  ----------
 FIXED ASSETS - NET . . .     293,590     129,598
-------------------------  ----------  ----------
 OTHER ASSETS . . . . . .     117,115      43,223
-------------------------  ----------  ----------
                           $6,455,008  $1,595,829
-------------------------  ----------  ----------
-------------------------  ----------  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                                        1
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




 At March 31,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2005           2004
------------------------------------------------------------------------  -------------  -------------

 LIABILITIES AND STOCKHOLDERSEQUITY (DEFICIT)

 CURRENT LIABILITIES
      Current portion of notes payable  (Note 3(a)). . . . . . . . . . .  $     37,130   $     37,961
      Current portion of capitalized lease obligations . . . . . . . . .         3,957          7,012
      Note payable - related party (Note 3(b)) . . . . . . . . . . . . .             -         80,000
      Accounts payable and accrued expenses. . . . . . . . . . . . . . .       359,174        254,352
      Accrued payroll, vacation and related taxes. . . . . . . . . . . .       248,805        152,008
      Revolving line of credit  (Note 3(c)). . . . . . . . . . . . . . .             -      1,001,043
      Employee stock purchase plan . . . . . . . . . . . . . . . . . . .         7,875          1,905
      Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .       260,630        188,071
------------------------------------------------------------------------  -------------  -------------

 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .       917,571      1,722,352

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(A)). . . . . . . . . . .             -         37,130

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES. . . . . . . . .           413          4,369

 NOTE PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES  (NOTE 3(B)). . .             -        500,113

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTE 3(A)). . . . . . . . . . . .       918,631      1,035,903
------------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,836,615      3,299,867

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERSEQUITY (DEFICIT)
      Convertible preferred stock, $.001 par value, 10,000,000 shares
           authorized, and 250,000 shares issued or outstanding (Note 4)           250              -
      Common stock, $.0001 par value; 50,000,000 shares authorized, and
           21,373,980 and 17,023,704  shares issued and outstanding,
           respectively (Note 4) . . . . . . . . . . . . . . . . . . . .         2,137          1,702
      Additional paid-in capital (Note 4). . . . . . . . . . . . . . . .    18,962,806     10,054,585
      Additional paid-in capital - stock options . . . . . . . . . . . .       750,000        750,000
      Deferred compensation. . . . . . . . . . . . . . . . . . . . . . .      (250,000)      (250,000)
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (14,846,800)   (12,260,325)
------------------------------------------------------------------------  -------------  -------------
 TOTAL STOCKHOLDERSEQUITY (DEFICIT). . . . . . . . . . . . . . . . . . .     4,618,393     (1,704,038)
------------------------------------------------------------------------  -------------  -------------
 TOTAL LIABILITIES AND STOCKHOLDERSEQUITY. . . . . . . . . . . . . . . .  $  6,455,008   $  1,595,829
------------------------------------------------------------------------  -------------  -------------
------------------------------------------------------------------------  -------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                        2
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


 Three-Months Ending March 31, . . . . . . . . . . . .         2005            %       2004         %
------------------------------------------------------  ------------  ----------  ------------  -----

 NET SALES . . . . . . . . . . . . . . . . . . . . . .  $ 1,806,889        100.0%  $1,014,751   100.0%

 TOTAL COST OF SALES . . . . . . . . . . . . . . . . .    1,396,835         77.3%     807,523    79.6%

 GROSS MARGIN. . . . . . . . . . . . . . . . . . . . .      410,054         22.7%     207,228    20.4%
------------------------------------------------------  ------------  -----------  -----------  ------

 OPERATING EXPENSES
    Marketing and sales . . . . . . . . . . . . . . .       145,017          8.0%      99,151     9.8%
    General and administrative . . . . . . . . . . . .      199,470         11.0%      96,156     9.5%
------------------------------------------------------  ------------  -----------  -----------  ------

 TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . .      344,487         19.1%     195,307    19.2%
------------------------------------------------------  ------------  -----------  -----------  ------

 INCOME FROM OPERATIONS. . . . . . . . . . . . . . . .       65,567          3.6%      11,921     1.2%
------------------------------------------------------  ------------  -----------  -----------  ------

 NON-OPERATING (INCOME) EXPENSE
    Interest income. . . . . . . . . . . . . . . . . .       (7,960)        -0.4%           -     0.0%
    Interest expense . . . . . . . . . . . . . . . . .        1,222          0.1%      19,788     2.0%
    Gain on building sale (Note 3(a)). . . . . . . . .      (29,318)        -1.6%     (29,318)   -2.9%
    Non-Cash loan fee - equity conversions (Note 3(c))            -          0.0%     464,000    45.7%
------------------------------------------------------  ------------  -----------  -----------  ------

 TOTAL NON-OPERATING (INCOME) EXPENSE. . . . . . . . .      (36,056)        -2.0%     454,470    44.8%
------------------------------------------------------  ------------  -----------  -----------  ------

 INCOME (LOSS) BEFORE TAXES. . . . . . . . . . . . . .      101,623          5.6%    (442,549)  -43.6%

 INCOME TAX PROVISION. . . . . . . . . . . . . . . . .          400          0.0%           -     0.0%

 NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .  $   101,223          5.6%  $ (442,549)  -43.6%
------------------------------------------------------  ------------  -----------  -----------  ------

 NET INCOME (LOSS) PER SHARE:
      Net income (loss). . . . . . . . . . . . . . . .  $      0.00                $    (0.03)
------------------------------------------------------  ------------               -----------

      Weighted-Average Shares Outstanding                21,291,972                 16,839,179

 FULLY  DILUTED  NET  INCOME  (LOSS)  PER  SHARE:
      Net income (loss)                                 $      0.00                $    (0.03)
------------------------------------------------------  ------------               -----------
      Fully Diluted Weighted-Average
         Shares Outstanding                               29,908,287                16,839,179
------------------------------------------------------  ------------               -----------
------------------------------------------------------  ------------               -----------


The accompanying notes are an integral part of these consolidated financial statements.

                                        3
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




 Three-Months Ending March 31, . . . . . . . . . . . . . .        2005        2004
----------------------------------------------------------  -----------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss). . . . . . . . . . . . . . . . . .  $  101,223   $(442,549)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization . . . . . . . . .      29,061      15,954
           Gain on disposal of building sale . . . . . . .     (29,318)    (29,318)
           Non-cash loan fees. . . . . . . . . . . . . . .           -     464,000
           Change in operating assets and liabilities. . .     135,217    (168,910)
----------------------------------------------------------  -----------  ----------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . .     236,183    (160,823)
----------------------------------------------------------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of fixed assets. . . . . . . . . . . . . .     (43,269)     (8,020)
----------------------------------------------------------  -----------  ----------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . .     (43,269)     (8,020)
----------------------------------------------------------  -----------  ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Principle payments on notes payable. . . . . . . . .      (8,997)    (12,500)
      Principal payments on capitalized lease obligations.        (883)     (4,204)
      Employee Stock Purchase Plan . . . . . . . . . . . .       9,846           -
      Payments on notes payable - related party. . . . . .           -     (20,000)
      Proceeds from issuance of common stock . . . . . . .     151,468      72,139
      Proceeds from revolving credit facility. . . . . . .           -     523,300
----------------------------------------------------------  -----------  ----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . .     151,434     558,735
----------------------------------------------------------  -----------  ----------
 Net increase in cash. . . . . . . . . . . . . . . . . . .     344,348     389,892
----------------------------------------------------------  -----------  ----------
 CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . .   5,068,601     592,006
----------------------------------------------------------  -----------  ----------
 CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . .  $5,412,949   $ 981,898
----------------------------------------------------------  -----------  ----------
----------------------------------------------------------  -----------  ----------


The accompanying notes are an integral part of these consolidated financial statements.

                                        4
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)




 Three-Months Ending March 31,. . . . . . . . . . .    2005     2004
---------------------------------------------------  ------  -------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest . . . . . . . . . . . . . . . .  $1,222  $14,946
---------------------------------------------------  ------  -------
 NONCASH INVESTING AND FINANCING ACTIVITIES:

During  the  three-months  ending  March 31, 2005 and 2004 the Company converted
     $11,303 and $6,400 of employee stock purchase plan contributions into 7,915 and 7,076 shares of common stock, respectively.

During the three-months ending March 31, 2005 the Company declared dividends payable of $42,226 to the holder's of its preferred stock.

During the three-months ending March 31, 2005 the Company converted dividends payable of $60,967 into 39,589 shares of common stock to the holder's of its preferred stock.

During the three-months ending March 31, 2004, the Company issued 500,000 shares of its common stock to the Laurus Master Fund from conversions under its revolving credit facility, thereby realizing a corresponding reduction in current liabilities of approximately $275,000. The Company recorded additional non-cash loan fees of approximately $464,000 and charged these fees to expense.
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                        5
                                      PAGE

                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.       BASIS  OF  PRESENTATION

The accompanying consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiary, SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2005 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three-months ending March 31, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005 or any future period, and the Company makes no representations related thereto.

As of March 31, 2005, management continues the opinion that the Company's auditors, PKF, expressed in their formal auditors' opinion dated February 10, 2005, that in their opinion, based on their audit, the Company's consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2004, and the consolidated results of the Company's operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements as of March 31, 2005 have been prepared assuming the Company will continue as a going concern.

During the first three-months of 2005, the Company had a working capital balance of $5,126,732 and incurred a net profit of $101,223 as compared to a working capital deficit of $299,344 and a net loss of $442,549 for the same three-month period in 2004. Also during the first three months of 2005, the Company had non-operating income of $36,056 as compared to non-operating expenses of $454,470 for the same three-month period in 2004, with the majority of the difference representing non-cash interest expenses in 2004 and an increase in interest income in 2005.

On March 31, 2004, the Company was awarded a $43,362,271 contract from the Missile Defense Agency. The first Task Order was awarded on April 1, 2004 and completed on September 30, 2004. The second Task Order was awarded on October 20, 2004 (although effective October 1, 2004) and is expected to be completed by January 31, 2006.

Management intends to obtain new government contracts, seek new commercial contracts, use its revolving credit facility only for specially funded programs, if at all, and possibly raise some additional equity capital in a public or private offering or fund-raising effort in 2005 or beyond. There can be no assurance that existing contracts will be completed successfully or that new contracts or additional debt or equity financing that may be needed to fund operations will be available or, if available, obtained in sufficient amounts necessary to meet the Company's needs or on terms that are favorable to the Company. Management does believe that, if current contracts remain on schedule and are funded as expected, they will be sufficient to fund the Company through 2005.

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

                                        6
                                      PAGE

2.       REVENUE  RECOGNITION

The Company's revenues for the three-months ending March 31, 2005 were derived primarily from United States government cost plus fixed fee (CPFF) contracts compared to primarily the same type of CPFF contracts for the same three-month period in 2004. Revenues from the CPFF contracts during the first three-months ending March 31, 2005 and 2004 were recognized as expenses were incurred. Estimated contract profits are taken into earnings in proportion to revenues recorded. Time and material revenues are recognized as services are performed and costs incurred. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis. Time and material revenues are recognized as services are performed and costs incurred.

3.     NOTES  PAYABLE

a)     Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten
(10) years ending in January 2013. As of March 31, 2005, the deferred gain was $918,631. This amortization will be included in the Company's non-operating expense as an occupancy and facility expense, which totaled $29,318 and $29,318 for the three-months ending March 31, 2005 and 2004, respectively.

Deferred  Gain  consisted  of  the  following:

Three-Months  Ending  March  31,  2005


Original Deferred Gain  $1,172,720
Less Amortization 2003    (107,499)
Less Amortization 2004    (117,272)
Less Amortization 2005     (29,318)
----------------------  -----------
                        $  918,631
----------------------  -----------
----------------------  -----------


In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payments between 24 and 50 months with interest that ranges from 0% to 8%. At March 31, 2005 and 2004, the outstanding balances on these notes were $37,130 and $75,091, respectively, with interest expense for the three-months ending March 31, 2005 and 2004 of $539 and $977, respectively. (As of March 31, 2005, only one note remained outstanding.)

                                        7
                                      PAGE

Future  minimum  principal  payments  on  settlement  notes  are  as  follows:

For  Twelve  Months  Ending  March  31,


2005 . . . . . . . . .  $37,130
2006 . . . . . . . . .  $     -
2007 . . . . . . . . .  $     -
----------------------  -------
Total Settlement Notes  $37,130
----------------------  -------


b)     Related  Parties

The Company had a note payable to its CEO. At March 31, 2005 and 2004, the balances were $0 and $580,113, respectively, with interest accrued at 10%. As part of the Company's preferred stock offering (see Note 5), the note was paid in full during the third quarter of 2004.

Interest expense on this note was $0 and $14,593 for the three-month period ending March 31, 2005 and 2004, respectively.

c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with the Laurus Master Fund, Ltd. ("Laurus"), which were filed on Form 8-K dated June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets subject to the amount of eligible accounts receivables. The net proceeds from the Convertible Note were used for general working capital purposes. Advances on the Convertible Note are repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock provided the market price is 118% of the fixed conversion price or greater. The Convertible Note carries an interest rate of Wall Street Journal Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Approximately $19,500 in interest and approximately $5,000 in fees were expensed under the revolving credit facility in 2004. There was no outstanding balance on the revolving credit facility at March 31, 2005.

The Company filed a Form SB-2 registration statement on July 25, 2003 in connection with this transaction. The shares were registered with the Securities and Exchange Commission ("SEC") for public resale effective August 6, 2003. Once the market price exceeded 118% of the fixed conversion price, which occurred on or about July 21, 2003, the Company obtained the ability to pay amounts outstanding under the revolving credit facility in cash or shares of its common stock at the fixed conversion price.

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

                                        8
                                      PAGE

Laurus converted 500,000 shares to reduce the Company's debt by $275,000 for the three-month period ending March 31, 2004 as compared to no conversions for the same period in 2005. Laurus converted a total of 3,406,417 shares to reduce the debt by $2,500,000 since the inception of the revolving credit facility. For the three-month period ending March 31, 2004, the Company expensed $464,000 for the non-cash loan fee based on the fair market value of the stock when Laurus converted and $2,607,099 for the non-cash loan fee expense since the inception of the revolving credit facility. There have been no conversions during the first three months of 2005. The fair market value used in 2003 was established using a 20% discount to the closing price on the date of conversion based on the restricted and thinly-traded nature of the Company stock in 2003 and the fair market value used in 2004 was established using the closing price on the date of conversion with no discount taken due to the increased volume in the Company's stock.

Availability of funds under the revolving credit facility is based on the Company's accounts receivable, except as waivers are provided by Laurus. In 2003, an initial three (3) month waiver was offered by Laurus, under which Laurus permitted a credit advance up to $300,000, which amount would have otherwise exceeded eligible accounts receivable during the period. Laurus subsequently extended the waiver for two additional six (6) month periods, under which Laurus permitted a credit advance up to $1 million, which amount would have otherwise exceeded eligible accounts receivable during the period. The revolving credit facility is secured by all of the assets of the Company.

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

In addition to the initial warrant, the Company was obligated to issue an additional five-year warrant to Laurus to purchase one share of common stock at an exercise price equal to 125% of the Adjusted Fixed Conversion Price for every ten dollars ($10) in principal of the Convertible Note converted into common stock if and when over $1 million was converted under the revolving credit facility. The value of the warrant was determined when issued, and was treated as additional interest expense and is being amortized over the remaining term of the Convertible Note, unless sooner terminated. On June 18, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.0625 per share in relation to the $500,000 revolving credit facility expansion convertible at $0.85 per share. (Note: this additional warrant was exercised by Laurus on April 19, 2005). Since no more than an aggregate of 100,000 shares of the Company's common stock were authorized as additional warrants under the Laurus Agreements, on August 25, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.925 per share in relation to the $1 million revolving credit facility expansion convertible at $1.00 per share.

The Company may terminate its agreements with Laurus before the end of the initial three year term and Laurus will release its security interests upon payment to Laurus of all obligations, if the Company has: (i) provided Laurus with an executed release of all claims which the Company may have under the agreements; and, (ii) paid to Laurus an early payment fee in an amount equal to
(x) three percent (3%) of the Capital Availability Amount if such payment occurs after the first anniversary (i.e., June 3, 2004) and prior to the second anniversary of the Initial Term; and (y) two percent (2%) of the Capital Availability Amount if such payment occurs after the second anniversary (i.e., June 3, 2005) and prior to the end of the Initial Term. The early payment fee is also due and payable by the Company to Laurus if the Company terminates its Agreement after the occurrence of an Event of Default, as defined in the agreements.

                                        9
                                      PAGE

As stated above, in conjunction with the Company's Preferred Stock financing on August 25, 2004, Laurus agreed to extend the revolving credit facility reported on Form 8-K filed June 18, 2003 from $1.0 million to $1.5 million. The first $1.0 million converted under the revolving credit facility was converted in 2003 and early 2004 at a rate of $0.55 per share. On March 31, 2004, the conversion price for the next $500,000 under the revolving credit facility was set at $0.85 per share. The next $1 million under the revolving credit facility was convertible at a rate of $1.00 per share. The fixed conversion price for future amounts under the revolving credit facilty will be set at 103% of the fair market value of our common stock. There was no balance on the revolving credit facility for the period ending March 31, 2005, and, at this time, we do not anticipate further draws under the revolving credit facility.

4.     STOCKHOLDER'S  EQUITY  -  PREFERRED  STOCK,  COMMON  STOCK  AND  WARRANTS

PREFERRED  STOCK

On August 25, 2004, the Company entered into a Securities Purchase Agreement with the Laurus Master Fund, Ltd., whereby the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share (the "Stated Value"). The preferred shares are convertible into shares of the Company's $0.0001 par value common stock at a rate of $1.54 per share at any time after the date of issuance, and pay quarterly, cumulative dividends at a rate of 6.85% with the first payment due on January 1, 2005. As of March 31, 2005, approximately $42,000 has been accrued for dividends and are payable in cash or shares of our common stock at the holder's option with the exception that dividends must be paid in shares of our common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. On January 11, 2005, $60,967 was converted into 39,589 shares of the Company's common stock from previous dividend accruals. On May 5, 2005. $56,3001 was converted into 36,559 shares of the Company's common stock from dividends accrued from January 1, 2005 through April 30, 2005. The preferred shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed the conversion rate or (b) the Stated Value if the average closing price of our common stock for the 22 days immediately preceding the date of conversion exceeds the Stated Value. The preferred shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The preferred shares have no voting rights.

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

COMMON  STOCK  AND  WARRANTS

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the three--months ending March 31, 2005 and 2004 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the three-month period ending March 31, 2005 and 2004 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net income (loss) would have been as follows:

                                       10
                                      PAGE





 Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2005        2004

 As reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 101,223   $(442,549)
 Stock based employee compensation expense included in reported net income
 Stock based employee compensation expense determined under the fair value based method for all awards.  $ 213,553   $(536,614)
                                                                                                         ----------  ----------
 Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(112,330)  $(979,163)
=======================================================================================================  ==========  ==========
 Net Income (Loss) Per Share:

 As reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    0.00   $   (0.03)
 Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (0.01)  $   (0.03)
-------------------------------------------------------------------------------------------------------  ----------  ----------

Beginning January 2006, the Company plans to adopt SFAS 123(R) as currently required by the Securities and Exchange Commission. As of March 31, 2005, the Company had not yet determined the impact of SFAS 123(R) on its financial statements.

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

The options are subject to the following vesting conditions, which were amended on January 21, 2000 and later ratified by the Board on July 16, 2000. The agreement provided an option for the Board to award options on an additional 1,500,000 shares of restricted common stock at a later date. The exercise prices are set forth in the following chart:


                                                                                                                  Exercise
                       Number                                                                                    price per
                       Of shares         Vesting Conditions                                                          share
----------------       ---------         -----------------------------------------------------------   -----------------
Granted Options:
                       500,000. . . . .  Currently vested                                              $            1.00
                       500,000. . . . .  Obtaining $6,500,000 additional equity capital                $            1.50
                       500,000. . . . .  Financing and executing a definitive space launch agreement   $            2.00
                       500,000. . . . .  Launching of first lunar or deep-space mission                $            2.50
                       500,000. . . . .  Successful completion of first lunar or deep-space mission    $            3.00
Options to be Granted
upon the Occurrence of
Certain Vesting Conditions,
if achieved during the term
of contract:
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


                                       11
                                      PAGE

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

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that affected the Company during the first quarter of 2005. For past pronouncements, please refer the Company's 10-KSB filed on March 28, 2005.

7.     SUBSEQUENT  EVENTS

Effective April 12, 2005, Susan C. Benson accepted an appointment to the Board of Directors of SpaceDev, Inc., bringing the total number of board members to 9, five of whom are independent directors. Since joining SpaceDev in 1997, Ms. Benson has served as corporate secretary until 2003. From approximately 1998 to 2004, Ms. Benson was, in part, responsible for the Company's investor relations and public relations activities, managing SpaceDev's strategic messaging to build industry and media awareness as well as strengthening shareholder relations. Pursuant to the terms of a marital separation agreement entered into between James Benson and Ms. Benson on November 18, 2004, Ms. Benson currently owns approximately 4.6 million shares of SpaceDev common stock and is currently the Company's largest stockholder.

Effective April 14, 2005, SpaceDev, Inc. entered into a 16- month lease to expand its fabrication and test facilities. This additional SpaceDev facility will also be located in Poway, California. It will add approximately 11,000 square feet of fabrication space and cost the Company approximately $107,000 over the term of the lease. SpaceDev plans to use the new facilities to begin construction of portable, high tech rocket motor test support equipment in anticipation of test firing new rocket motors being developed for its low-cost expendable small launch vehicle, SpaceDev Streaker(TM). Under an Air Force Research Laboratory contract announced last October, SpaceDev has designed and will begin development of the SpaceDev Streaker(TM) hybrid upper stage rocket motor.

                                       12
                                      PAGE

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

OVERVIEW

     We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. We are currently focused on the commercial and military development of low-cost microsatellites, nanosatellites and related subsystems, hybrid rocket propulsion for space, launch and human flight vehicles as well as associated engineering and technical services primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based launch vehicles, Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our microsatellite and nanosatellite products and services in the long-term, the early adopters of this technology appears to be the military and our "products" are considered to be the outcome of specific projects. We are also developing hybrid rocket motors for possible use in commercial and miltary small launch vehicles, targets and sounding rockets and small high-performance space vehicles and subsystems.

                                       13
                                      PAGE

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

SELECTION  OF  SIGNIFICANT  CONTRACTS

     On March 31, 2004, we were awarded a $43,362,271, five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract to conduct a microsatellite distributed sensing experiment, an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach. The total five-year contract has a ceiling amount of $43,362,271. The principal place of performance will be at our facilities located in Poway, California. We expect to complete the work under the contract before March 2009. Government contract funds will not expire at the end of the current government fiscal year. The microsatellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense. The milestone-based, multiyear, multiphase contract had an effective start date of March 1, 2004. The first phase was completed on September 30, 2004 and resulted in detailed mission and microsat designs. The first phase revenue was approximately $1.14 million. On October 1, 2004, the second phase of the contract began with an approximate value of $8.3 million and is expected to last approximately 16 months. During the three-months ending March 31, 2005 we recognized approximately $1,444,000 in revenues from this second phase. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation flying microsats to be networked on-orbit with high speed laser communications technology.

     On December 18, 2003, we were awarded a contract by the Defense Advanced Research Projects Agency for the study of Novel Satcom Microsat Constellation Deployment. The contract was a milestone-based, fixed price contract with total consideration of approximately $200,000. On August 6, 2004, an additional $39,849 was added to the contract for increased scope bringing the total contract value on this fixed price effort to approximately $240,000. We have successfully completed this contract and the entire revenue of approximately $240,000 was realized in 2004, with $90,878 in the first three-months of 2004. We expect to either further expand this contract or obtain new contracts under the Defense Advanced Research Projects Agency program(s); however, there can be no assurance as to whether such contract(s) will be awarded to us, or, if awarded, there can be no assurance as to the amounts or terms of the awards.

     On  October  2,  2003,  we were awarded an exclusive, follow-on contract to provide the hybrid rocket motor systems and components for SpaceShipOne. We provided our facilities, resources and a team of launch vehicle and hybrid propulsion engineers and technical personnel in support of the SpaceShipOne program. The contract called for us to use our best efforts to satisfy the requirements of the SpaceShipOne program, based on our experience with the prior phases. We provided re-usable flight test hardware, including a bulkhead, commonly known as the SpaceDev bulkhead, machined in the flight configuration, a main oxidizer valve of the current design and associated interfaces and plumbing to the SpaceDev bulkhead, a motor control system, igniter housings, pressure transducers, and thermocouples as required for input to the motor control system. In addition, we produced and assembled test motors, including but not limited to, all expendable or semi-reusable materials as defined by our baseline design motor. We also provided on-site engineering test support and post-test analysis. Provisions were made in the contract for minimum monthly payments in the event of customer schedule slippage as well as additional levels of support via engineering change orders, if required. The total contract value was originally estimated at $615,000. Approximately $686,000 of revenue was realized in 2004, with approximately $180,000 from engineering change orders and the remaining $506,000 from the contract. Of this total, approximately $106,000 was recognized during the first quarter of 2004.

                                       14
                                      PAGE

     On July 24, 2003, we were awarded a contract by Lunar Enterprise of California for a first phase project to begin developing a conceptual mission and spacecraft design for a lunar lander program. The unmanned mission will be designed to put a small dish antenna near the south pole of the Moon. From that location it will be in near-constant sunlight for solar power generation, and should be able to perform multi-wavelength astronomy while communicating with ground stations on Earth. The contract value was $100,000 and was completed by November 2003. We were awarded a follow-on phase to further analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements on July 20, 2004 in the amount of $150,000. Although the complete project is currently unfunded, if the project were to proceed past the analysis stage, the total mission cost could exceed $50-$75 million. Again, we can give no assurance that any additional contracts will be awarded to us from this contract. We successfully completed this stage of the project, and all revenues were recognized in the second half of 2004.

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

     Also, on July 9, 2003, we were awarded a Phase I Small Business Innovation Research contract by Air Force Research Lab to design and effectively begin the development of our small launch vehicle. The SpaceDev Small Launch Vehicle will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract was valued at approximately $100,000, and was a fixed price, milestone-based agreement, which was completed in about one year. Phase II of this Small Business Innovation Research grant was awarded on September 29, 2004 and is worth approximately $1,557,000. The contract outlines the development and test firing of our large Common Core Booster for the SpaceDev Small Launch Vehicle. Congress has awarded us approximately $3.0 million in additional funding for this project, which we expect will be available by mid-2005. We believe that there is additional interest by Congress in providing further funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us. Revenue from this project for the three-months ending March 31, 2005 was approximately $58,000 for Phase I and approximately $195,000 for Phase II. Revenues for the three-months ending March 31, 2004 were approximately $24,000 for Phase I.

     Also, on July 9, 2003, we were awarded a Phase I contract to develop micro and nanosatellite bus and subsystem designs. This Air Force Research Laboratory Small Business Innovation Research contract was valued at approximately $100,000, and enabled us to explore the further miniaturization of our unique and innovative microsatellite subsystems. It also enabled us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. The contract was fixed price, milestone-based and was completed within one year. On August 23, 2004, we were awarded Phase II of this Small Business Innovation Research, which was later amended on September 8, 2004, to shorten the length of the overall contract, worth approximately $739,000 for carry-forward work. Revenues for the three-months ending March 31, 2005 were approximately $115,000 for Phase II. Revenues for the three-months ending March 31, 2004 were approximately $30,000 for Phase I.

                                       15
                                      PAGE

     On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Laboratory. We received an award for Phase II of the contract on March 28, 2003, and used the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) were worth approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. Phase II is a cost-plus fixed fee contract. In order to complete Phase II, we requested and were granted approximately four months of additional time and approximately $240,000 of additional funding, memorialized by a contract amendment executed on July 7, 2004. In addition to the Phase I and Phase II awards, there was an option worth approximately $800,000, which was initiated on May 3, 2004, of which approximately $565,000 was funded and the balance to complete Phase II remains unfunded. Part of the funding for Phase II came from the original $1 million option; thereby reducing the option to approximately $800,000. An additional effort to develop a miniaturized Shuttle-compatible propulsion module has been added to this contract worth approximately $150,000. These programs funds were expended in 2004 so there were no revenues on this contract for 2005. Revenue for the three-months ending March 31, 2004 was approximately $413,000 for Phase II.

     In November 1999, we won a $4.9 million mission contract by the Space Sciences Laboratory at the University of California at Berkeley. We were competitively selected to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and, to our knowledge, only successful mission of NASA's low-cost University-Class Explorer series to date. Due to additional NASA and customer reviews, additional work, schedule extensions and a fee for one year of satellite operations, the CHIPSat contract award was increased by approximately $2.5 million in 2001 and 2002, bringing the total contract value for design, build, launch and operations to approximately $7.4 million. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. CHIPSat is the world's first orbiting Internet node, achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating, and is continuing to work well in orbit after more than two years. As of December 31, 2004, the total contract costs were expended. CHIPSat is still operating successfully and providing the University of California at Berkeley with new and interesting data. The University of California at Berkeley requested to extend the program and we negotiated a new time and materials contract in the first quarter of 2004 in the form of a purchase order with the University of California at Berkeley for continuing support of this project. The contract will continue until the University of California at Berkeley decides that no further relevant information is forthcoming or funding is terminated, at which time the use of the microsatellite will revert to NASA and then to us. Revenues for the three-months ending March 31, 2004 were approximately $12,000. There were no revenues for the three-months ending March 31, 2005.

RESULTS  OF  OPERATIONS

     Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

  THREE-MONTHS ENDING MARCH 31, 2005 -VS.- THREE-MONTHS ENDING MARCH  31, 2004

     During the three-months ending March 31, 2005, we had net sales of approximately $1,807,000 as compared to net sales of approximately $1,015,000 for the same period in 2004. Sales increased primarily due to our new government contracts. Sales in 2005 reflected our continued work on the Missile Defense Agency Task Order 2 contract of approximately $1,444,000 which is part of our approximately $43 million contract. We also had ongoing Small Business Innovation Research contracts with the Air Force Research Laboratory. These contracts are both for Phase II efforts, and are for SpaceDev,s Small Launch Vehicle as well as our micro and nanosatellite bus and subsystem designs work. Sales for these efforts totaled $195,000 and $115,000, respectively. We also had a smaller project that had approximately $53,000 in revenue with the California Space Grant Foundation. Revenues for the three-months ending March 31, 2004 were comprised of approximately $412,000 from Air Force Research Laboratory Phase II contract, $319,000 from the Missile Defense Agency Phase II contract, $106,000 from the SpaceShipOne program, $91,000 from our Defense Advanced Research Projects Agency contract, $54,000 from our two Small Business Innovation Research contracts listed above, and $33,000 from all other programs.

                                       16
                                      PAGE

     For the three-months ending March 31, 2005, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $1,397,000, or 77.3% of net sales, as compared to approximately $807,500, or 79.6% of net sales, during the same period in 2004. The increase in cost of sales was primarily due to higher engineering costs related to executing the above named projects and contracts. We continue to focus efforts on managing our growth including but not limited to recruiting new talented engineers, developing project management skills and creating systems to assist in the efficient and effective management of our projects. The gross margin percentage for the three-months ending March 31, 2005 was 22.7% of net sales, an increase of 2.3% of net sales, as compared to 20.4% of net sales for the same period in 2004.

     We experienced an increase of approximately $149,000 in operating expenses from approximately $195,000, or 19.2% of net sales, for the three-months ending March 31, 2004 to approximately $344,000, or 19.1% of net sales, for the three-months ending March 31, 2005. Operating expenses include general and administrative expenses, which includes our research and development expenses as well as marketing and sales expenses.

     Marketing and sales expenses increased during the first quarter of 2005 (but decreased as a percentage of sales), from approximately $99,000, or 9.8% of net sales, for the three-months ending March 31, 2004, to approximately $145,000, or 8.0% of net sales, during the same period in 2005. The total dollar value increased by approximately $46,000, mainly due to our decision to expand our marketing and sales department, with partial costs of our Vice President of New Business Development and our Chief Executive Officer being charged to marketing and sales expenses.

     General and administrative expenses increased approximately $103,000 from approximately $96,000, or 9.5% of net sales, for the three-months ending March 31, 2004 to approximately $199,000, or 11.0% of net sales, for the same three month period in 2005. This increase is attributed to the need for more support personnel, including a human resources director for engineer recruiting, a contract administrator and upcoming SEC compliances, including Sarbanes Oxley 404 compliance and FASB 123(R) compliance. We also incurred research and development costs approximately $8,500, or 0.5% of net sales, and $15,300, or 1.5% of net sales, during the three-months ending March 31, 2005 and 2004, respectively.

     Non-operating expense (income) consisted of interest expense, non-cash debt discount expense and deferred gain on the sale of our building, as well as other loan fees and expenses. Non-operating expenses decreased to the point that we recorded non-operating income for the first quarter 2005.

     Interest expense for the three-months ending March 31, 2005 and 2004 was approximately $1,200, or 0.1% of net sales, and $19,800, or 2.0% of net sales, respectively. The decrease was due to a reduction in debt with fewer notes payable. We continue to pay interest expense on certain capital leases and settlement notes, although the balances continue to decline. We ceased accruing interest expense on our related party note, which was paid in full during 2004, and on our revolving credit facility, which also had a zero balance for the three-months ending March 31, 2005. For the first quarter of 2004, we accrued interest on our related party note (which was later paid in full last year) of approximately $14,600. We also accrued and paid approximately $1,200 of interest on our various capital leases and notes payable and accrued and paid approximately $0 and $4,000 of interest on our revolving credit facility for the three-months ending March 31, 2005 and 2004, respectively. For the three-months ending March 31, 2004, interest expense on our revolving credit facility/convertible debt was $4,000. Interest expense on our settlement notes/capital leases for the three-month period ending March 31, 2005 and 2004 were $1,200 and $8,000, respectively. We began generating interest income in late 2004, and as of March 31, 2005, we recognized approximately $8,000, or 0.4% of net sales, in interest income due to increasing cash balances.

                                       17
                                      PAGE

     We recognized approximately $29,000 and $29,000 of the deferred gain on the sale of the building during the three-months ending March 31, 2005 and 2004, respectively, and we will continue to amortize the remaining deferred gain of approximately $919,000 into non-operating income over the remainder of the lease. We also accrued an income tax payable expense of $400 at March 31, 2004.

     For the three-months ending March 31, 2004, we realized loan fees related to our revolving credit facility of approximately $464,000. We did not have additional expenses related to similar note to equity conversions in the first quarter of 2005, and do not anticipate these fees through the remainder of the year.

     During the three-months ending March 31, 2005, we generated a net profit of approximately $101,000, or 5.6% of net sales, compared to a net loss of approximately $442,500, or 43.6% of net sales, for the same three-month period in 2004. During the three-months ending March 31, 2005, we incurred a positive EBITDA (earnings before interest taxes depreciation and amortization) of
approximately  $95,000,  or  5.2%  of  net  sales,  compared  to  a  EBITDA   of
approximately $28,000, or 2.7% of net sales, for the three-months ending March 31, 2004.

     The  following  table   reconciles   Earnings   Before   Interest,   Taxes,
Depreciation and Amortization (EBITDA) to net income (loss) for the three-months ending March 31, 2005 and 2004, respectively:


FOR THE THREE-MONTHS ENDING. . . . . .  MARCH 31, 2005    March 31, 2004
                                             (UNAUDITED)       (Unaudited)
--------------------------------------  ----------------  ----------------
NET INCOME (LOSS). . . . . . . . . . .  $       101,223   $      (442,549)
--------------------------------------  ----------------  ----------------
Interest Income. . . . . . . . . . . .           (7,960)                -
Interest Expense . . . . . . . . . . .            1,222            19,788
Non-Cash Interest exp. (Debt Discount)                -                 -
Gain on Building Sale. . . . . . . . .          (29,318)          (29,318)
 Loan Fee - Equity Conversion. . . . .                -           464,000
Provision for income taxes . . . . . .              400                 -
Depreciation and Amortization. . . . .           29,061            15,954
--------------------------------------  ----------------  ----------------
EBITDA . . . . . . . . . . . . . . . .  $        94,628   $        27,875
--------------------------------------  ----------------  ----------------

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations). We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. Beginning in 2003 through the current quarter in 2005, we showed continued progress in total revenue as well as in EBITDA.

                                       18
                                      PAGE

                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]

                                       19
                                      PAGE

LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH POSITION FOR THREE-MONTHS ENDING MARCH 31, 2005 -VS.- THREE-MONTHS ENDING MARCH 31, 2004

     Net increase in cash during the three-months ending March 31, 2005 was approximately $344,000 compared to a net increase of approximately $390,000 for the same three-month period in 2004. Net cash provided by operating activities totaled approximately $236,000 for the three-months ending March 31, 2005, an increase of approximately $397,000 as compared to approximately $161,000 used in operating activities during the same three-month period in 2004. The improvement in cash position from operations was mainly due to our ability to generate net income of approximately $101,000 for the three-month period ending March 31, 2005, versus a net loss of approximately $443,000 for the same three-month period last year, combined with an increase in depreciation expense and an increase in accounts payable and related accruals, which generated cash for the three-month period ending March 31, 2005.

     Net cash used in investing activities totaled approximately $43,000 for the three-months ending March 31, 2005, compared to approximately $8,000 used in investing activities during the same three-month period in 2004. The increase in cash used in investing activities is attributable the purchase of fixed assets, primarily computer hardware and software tools in 2005.

     Net cash provided by financing activities totaled approximately $151,000 for the three-months ending March 31, 2005, which is a decrease of approximately $408,000 from the approximately $559,000 provided by financing activities during the same three-months in 2004. This is primarily attributable to the advances/conversions under our revolving credit facility with the Laurus Master Fund in 2004.

     At March 31, 2005, our cash, which includes cash reserves and cash available for investment, was approximately $5,413,000, as compared to approximately $982,000 at March 31, 2004, an increase of approximately $4,431,000 mainly due to the issuance of our preferred stock in August 2004, the exercise of stock options and warrants throughout the quarter and advances/conversions under our revolving credit facility in 2004.

     As of March 31, 2005, our backlog of funded and non-funded business was approximately $45 million, compared to approximately $45 million as of March 31, 2004, as we continue to generate new business while we execute on existing backorders. With respect to the Missile Defense Agency program, we expect approximately $8 million in revenue to be generated in 2005. Although the Missile Defense Agency contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and, if continued, that it will generate the amounts anticipated.

     Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,328,000 and $2,360,000 as of March 31, 2005 and 2004, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $10,000 in 2005 from $2,318,000 at December 31, 2004 to $2,328,000 at March 31, 2005.

     At March 31, 2005, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $4,829,000 and $2,203,000, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California suspended the utilization of net operating loss for 2002 and 2003, and limited them for 2004.

                                       20
                                      PAGE

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

CASH  POSITION

     Although we remain cash flow positive during the first three months in 2005, our ability to increase cash generation from operations and thereby continue as a going concern without the need to raise equity capital depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) generating substantial new revenue from the Missile Defense Agency by successfully performing under our $43 million contract and continuing to attract and successfully complete other government and commercial contracts. The Missile Defense Agency contract is staged, and we cannot guarantee that all subsequent phases will be awarded or will be awarded to us. Recent budget cuts may affect government spending on these space-based contracts.

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

                                       21
                                      PAGE

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

     At the end of 2002, we raised $475,000 from certain directors and officers by issuing 2.03% convertible debentures. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into our common stock when the note matured. The original maturity on the notes was six (6) months from issue date; however, on March 19, 2003, the maturity date was extended to twelve (12) months from issue date. The convertible debentures were exercisable into common shares at a conversion price that equals the 20-day average asking price less 10%, which was established when the debentures were issued, or the initial conversion price. Concurrent with the issuance of the convertible debentures, we issued warrants to purchase up to 1,229,705 shares of our common stock to the subscribers. These warrants are exercisable for three
(3) years from the date of issuance at the initial exercise price, or the initial conversion price on the debentures. On September 5, 2003, we repaid one-half of the convertible notes, with the condition that the note holders would convert the other half. Also, as a condition of the partial repayment, the note holders were required to relinquish one-half of the 1,229,705 warrants previously issued. As additional consideration for the transaction, the note holders were offered 5% interest on their notes, rather than the stated 2.03%. All the note holders accepted the offer and the convertible notes were retired in 2003. All of the remaining warrants for 614,853 shares were exercised in 2004.

     During the year ending December 31, 2003, we raised approximately $426,000 from accredited investors by selling 861,267 units of our common stock and common stock purchase warrants under in a private placement offering made under
Section 4(2) of the Securities Act of 1933, and Rule 506, to accredited investors only. We subsequently closed the Private Placement Offering.

     During the year ending December 31, 2004, we raised approximately $6,375,000 in cash from: accredited investors who converted debt into 2,991,417 shares of our common stock; the exercise of options and warrant for 1,748,983 shares of our common stock; and, by selling 250,000 shares of our preferred stock, which could be converted into 1,623,377 shares of our common stock at a purchase price of $1.54 per share and which underlying common stock was registered with the Securities and Exchange Commission on Form SB-2's during 2004.

     We have sustained ourselves over the last few years with a mixture of government and commercial contracts and capital raised in the private market. In particular, we anticipated and received an award from the Air Force Research Laboratory on March 28, 2003 and from the Missile Defense Agency on March 31, 2004. Both awards were cost-plus fixed fee contracts, which required us to incur certain costs in advance of regular contract reimbursements. Although we have needed a certain amount of cash to fund advance payments on the contract, we have been entitled, as a small business concern, to recover our costs on a weekly basis and we established the Laurus Master Fund revolving credit facility at the end of the second quarter of 2003 to support our advance payment needs. There was no balance on the revolving credit facility at March 31, 2005 and we do not anticipate further need to draw on the revolving credit facility; however, the revolving credit facility will remain in place pursuant to our original agreement with the Laurus Master Fund until June 2006, unless sooner terminated by either party. We would be required to pay Laurus a termination fee for early termination of the revolving credit facility.

                                       22
                                      PAGE

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

     We continued to show positive cash flow in the first quarter of 2005. We also realized operating profit in the first quarters of 2005 and 2004; and incurred a net profit for the first quarter in 2005. We anticipate that with our projected increase in revenue and backorders from near term contracts, combined with our fiscally responsible budget and project controls, that net positive cash flow from operations will continue and will be sufficient to fund both operations and capital expenditures in 2005 and beyond. There is no assurance, however, that we will sustain our current positive cash flow or our operating profit now or in the future.


                                       23
                                      PAGE

RECENT  ACCOUNTING  PRONOUNCEMENTS

     There were no recent Accounting Pronouncements that affected the Company during the first quarter of 2005. For past pronouncements, please refer to the Company's 10-KSB filed on March 28, 2005.

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

     To date, we have maintained a mix of government and commercial business. During the first three-months of 2005, we had about 97% government and
government-related  work.  In   2004,   we   had   about   90%   government   or
government-related work. We anticipate the remainder of 2005 to be about 90% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 70% for the next several years as we increase our government and commercial marketing efforts for both of our technology and product areas. Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, e.g., International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.

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

     During the three-months ending March 31, 2005, we raised approximately $151,000 through the exercise of options and warrants. During the three-months ending March 31, 2004, we raised approximately $559,000 through a combination of conversions on our revolving credit facility and exercises of options and warrants. To execute our strategy of rapidly growing our Company with small, capable, low-cost micro- and nanosatellites, hybrid propulsion products and new commercial revenue sources, we may require additional funding in order to win significant government and commercial programs. We believe investor or customer funding of $10 to $30 million may be required in the future, which could come from a combination of private and/or public equity placements or government and commercial customers. Our intent is to only raise additional capital only when it is required or makes sense to do so. We do not have any ongoing private or public equity offerings and the Board has not authorized any additional financings at this time.

                                       24
                                      PAGE

     We have sufficient capital to operate our business currently. The amount of capital we may need to raise in the future is dependent upon many factors. For example, the need for additional capital may be greater if (i) we do not enter into future agreements with our customers on the terms we anticipate; (ii) our net operating income or net income reverts to a deficit due to significant unanticipated expenses; or (iii) we incur additional unexpected research and development costs for our microsatellite products or our hybrid-related propulsion systems to meet changed or unanticipated market, regulatory, or technical requirements. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. If additional capital is not raised, it could have a significant negative effect on our business operations and financial condition in the long term.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                       25
                                      PAGE

                          PART II -- OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
     None.

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

(b)     Reports  on  Form  8-K

We have filed two reports on Form 8-K, since fiscal year ended December 31, 2004. These reports, dated April 13, 2005 and April 15, 2005, disclosed: 1) our appointment of Susan C. Benson to our Board of Directors; and, 2) a contract to expand our facilities for fabrication and testing of scaled-up hybrid rocket motors.

                                       26
                                      PAGE

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SPACEDEV,  INC.
Registrant


Dated:  May  16,  2005                                   /s/  James  W.  Benson
                                                         ----------------------
                                                              James  W.  Benson
                                                      Chief  Executive  Officer




Dated:  May  16,  2005                                /s/  Richard  B.  Slansky
                                                      -------------------------
                                                           Richard  B.  Slansky
                                      President  and  Chief  Financial  Officer


                                       27
                                      PAGE