Form 10QSB
period 2005-06-30
SPACEDEV INC
filed 2005-08-15
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
          THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  __________________  to _____________________
Commission  File  Number     000-28947.
                          -------------

                                 SPACEDEV, INC.
             (Exact name of registrant as specified in its charter)


                             Colorado                            84-1374613

                (State or other jurisdiction of                (IRS Employer
                   incorporation or organization)           Identification No.)


                   13855 Stowe Drive, Poway, California 92064

                    (Address of principal executive offices)

(Issuer's  telephone  number)   (858)  375-2030.
                               ----------------
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.   Yes    X  No
                 -----    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,264,183 shares of Issuer's voting common stock were outstanding on August 10, 2005.

                                      PAGE

                                 SPACEDEV, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2005


INDEX                                                                       PAGE
-----                                                                       ----

PART  I  --  FINANCIAL  INFORMATION                                            1
     ITEM  1.     FINANCIAL  STATEMENTS                                        1
       Consolidated  Balance  Sheets                                           1
       Consolidated  Balance  Sheets                                           2
       Consolidated  Statements  of  Operations                                3
       Consolidated  Statements  of  Cash  Flows                               4
       Notes  to  Consolidated  Financial  Statements                          6

     ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS  OF  OPERATIONS                                 14

     ITEM  3.  CONTROLS  AND  PROCEDURES                                      31

PART  II  --  OTHER  INFORMATION                                              32
     ITEM  1.     LEGAL  PROCEEDINGS                                          32

     ITEM  2.     CHANGES  IN  SECURITIES                                     32

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES                          32

     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         32

     ITEM  5.     OTHER  INFORMATION                                          32

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                       32

SIGNATURES                                                                    33

                                      PAGE

                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

At June 30, . . . . . . . . . .        2005        2004
-------------------------------  ----------  ----------

 ASSETS

 CURRENT ASSETS
      Cash and cash equivalents  $5,443,052  $1,226,529
      Accounts receivable . . .     845,181     602,151
      Work in progress. . . . .      54,729      10,316
-------------------------------  ----------  ----------
 Total current assets . . . . .   6,342,962   1,838,996

 FIXED ASSETS - NET . . . . . .     586,562     184,996

 OTHER ASSETS . . . . . . . . .     170,249      30,574
-------------------------------  ----------  ----------
                                 $7,099,773  $2,054,566
-------------------------------  ----------  ----------
-------------------------------  ----------  ----------


The accompanying notes are an integral part of these consolidated financial statements.

                                        1
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


 At June 30, . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2005           2004
------------------------------------------------------------------------  -------------  -------------

 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

 CURRENT LIABILITIES
      Current portion of notes payable  (Note 3(a)). . . . . . . . . . .  $     28,021   $     35,778
      Current portion of capitalized lease obligations . . . . . . . . .         3,445          4,257
      Note payable - related party (Note 3(b)) . . . . . . . . . . . . .             -         80,000
      Accounts payable and accrued expenses. . . . . . . . . . . . . . .       463,523        202,908
      Accrued payroll, vacation and related taxes. . . . . . . . . . . .       224,281        246,983
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .        59,063         28,400
      Revolving line of credit  (Note 3(c)). . . . . . . . . . . . . . .             -        408,003
      Employee stock purchase plan . . . . . . . . . . . . . . . . . . .        22,763          5,238
      Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .       219,172        146,595
------------------------------------------------------------------------  -------------  -------------

 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .     1,020,268      1,158,162

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(A)). . . . . . . . . . .             -         28,021

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES. . . . . . . . .             -          3,445

 NOTE PAYABLE - RELATED PARTY, LESS CURRENT MATURITIES  (NOTE 3(B)). . .             -        116,445

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTE 3(A)). . . . . . . . . . . .       889,313      1,006,585
------------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,909,581      2,312,658

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERSEQUITY (DEFICIT)
      Convertible preferred stock, $.001 par value, 10,000,000 shares
           authorized, and 250,000 shares issued or outstanding (Note 4)           250              -
      Common stock, $.0001 par value; 50,000,000 shares authorized, and
           22,186,446 and 18,985,285  shares issued and outstanding,
           respectively (Note 4) . . . . . . . . . . . . . . . . . . . .         2,218          1,898
      Additional paid-in capital (Note 4). . . . . . . . . . . . . . . .    19,466,281     12,787,202
      Additional paid-in capital - stock options . . . . . . . . . . . .       750,000        750,000
      Deferred compensation. . . . . . . . . . . . . . . . . . . . . . .      (250,000)      (250,000)
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (14,778,557)   (13,547,192)
------------------------------------------------------------------------  -------------  -------------
 TOTAL STOCKHOLDERS EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . .     5,190,192       (258,092)
------------------------------------------------------------------------  -------------  -------------
 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY . . . . . . . . . . . . . . .  $  7,099,773   $  2,054,566
------------------------------------------------------------------------  -------------  -------------
------------------------------------------------------------------------  -------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.


                                        2
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Three and Six Months Ending                          Three-Months Ending                         Six-Months Ending
                                      -------------------------------------------  ------------------------------------------
                   June 30,               2005         %         2004        %        2005          %       2004        %
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 NET SALES . . . . . . . . . . . . .  $ 1,901,659    100.0%  $ 1,200,692   100.0%  $ 3,708,548   100.0%  $ 2,215,443   100.0%

 TOTAL COST OF SALES . . . . . . . .    1,465,593     77.1%     942,116     78.5%    2,862,428    77.2%    1,749,639    79.0%

 GROSS MARGIN. . . . . . . . . . . .      436,066     22.9%     258,576     21.5%      846,120    22.8%      465,804    21.0%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 OPERATING EXPENSES
    Marketing and sales expense. . .      159,673      4.3%      116,132     5.2%      304,689     8.2%      215,284     9.7%
    General and administrative . . .      201,712      5.4%      109,579     4.9%      401,183    10.8%      205,735     9.3%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 TOTAL OPERATING EXPENSES. . . . . .      361,385     19.0%      225,711    18.8%      705,872    19.0%      421,019    19.0%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 INCOME FROM OPERATIONS . . . . . .        74,681      3.9%      32,865      2.7%      140,248     3.8%       44,785     2.0%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 NON-OPERATING (INCOME) EXPENSE
    Interest income . . . . . . . .       (36,823)    -1.0%            -     0.0%      (44,783)   -1.2%            -     0.0%
    Interest expense . . . . . . . .          609      0.0%       19,736     1.6%        1,830     0.0%       39,524     1.8%
    Gain on Building Sale (Note 3(a))     (29,318)    -1.5%      (29,318)   -2.4%      (58,636)   -1.6%      (58,636)   -2.6%
    Non-Cash Loan Fee -
      Equity Conversions (Note 3(c))       28,875      1.5%    1,329,313   110.7%       28,875     0.8%     1,793,313   80.9%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 TOTAL NON-OPERATING (INCOME)
      EXPENSE . . . . . . . . . . .       (36,657)    -1.9%    1,319,731   109.9%      (72,714)   -2.0%     1,774,201   80.1%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 INCOME (LOSS) BEFORE TAXES . . . .       111,338      5.9%    (1,286,866) -107.2%     212,962     5.7%   (1,729,416)  -78.1%

 INCOME TAX PROVISION. . . . . . . .          400      0.0%             -     0.0%         800     0.0%            -     0.0%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 NET INCOME (LOSS). . . . . . . . .   $   110,938      5.8%  $ (1,286,866) -107.2%  $  212,162     5.7%  $(1,729,416)  -78.1%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
 NET INCOME (LOSS) PER SHARE:
      Net income (loss). . . . . . .  $       0.01           $     (0.07)           $      0.01           $    (0.09)
------------------------------------- ------------           -----------           ------------          -----------
------------------------------------- ------------           -----------           ------------          -----------
Weighted-Average Shares Outstanding    21,792,987            17,986,803             21,541,549           17,410,651
------------------------------------- ------------           -----------           ------------          -----------
 FULLY DILUTED NET INCOME (LOSS) PER SHARE:
      Net income (loss). . . . . . .  $       0.00           $     (0.07)           $      0.01           $    (0.09)
------------------------------------- ------------           -----------           ------------          -----------
------------------------------------- ------------           -----------           ------------          -----------
 Fully Diluted Weighted-Average
      Shares Outstanding . . . . . .    30,593,912            17,986,803             30,515,291           17,410,651
------------------------------------- ------------           -----------           ------------          -----------
------------------------------------- ------------           -----------           ------------          -----------


The accompanying notes are an integral part of these consolidated financial statements.

                                        3
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


 Six-Months Ending June 30, . . . . . . . . . . . . . . . . .        2005          2004
-------------------------------------------------------------  -----------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss) . . . . . . . . . . . . . . . . . . .  $  212,162   $(1,729,416)
      Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
           Depreciation and amortization. . . . . . . . . . .      64,137        32,487
           Gain on disposal of building sale. . . . . . . . .     (58,636)      (58,636)
           Non-cash loan fees . . . . . . . . . . . . . . . .      28,875     1,793,313
           Change in operating assets and liabilities . . . .     (75,437)     (274,410)
-------------------------------------------------------------  -----------  ------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . .     171,101      (236,662)
-------------------------------------------------------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of fixed assets . . . . . . . . . . . . . . .    (371,318)      (79,951)
-------------------------------------------------------------  -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .    (371,318)      (79,951)
-------------------------------------------------------------  -----------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes payable . . . . . . . . . .     (18,106)      (23,792)
      Principal payments on capitalized lease obligations . .      (1,808)       (7,883)
      Employee Stock Purchase Plan. . . . . . . . . . . . . .      24,734             -
      Payments on notes payable - related party . . . . . . .           -      (415,000)
      Proceeds from issuance of common stock. . . . . . . . .     569,848       978,889
      Proceeds from revolving credit facility . . . . . . . .           -       418,922
-------------------------------------------------------------  -----------  ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . .     574,668       951,136
-------------------------------------------------------------  -----------  ------------
 Net increase in cash . . . . . . . . . . . . . . . . . . . .     374,451       634,523
-------------------------------------------------------------  -----------  ------------
 CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   5,068,601       592,006
-------------------------------------------------------------  -----------  ------------
 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . .  $5,443,052   $ 1,226,529
-------------------------------------------------------------  -----------  ------------
-------------------------------------------------------------  -----------  ------------


The accompanying notes are an integral part of these consolidated financial statements.

                                        4
                                      PAGE

                          SPACEDEV, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)



 Six-Months Ending June 30, . . . . . . . . . . . .    2005     2004
---------------------------------------------------  ------  -------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest . . . . . . . . . . . . . . . .  $1,830  $82,614
---------------------------------------------------  ------  -------


 NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

During  the  six-months  ending  June  30,  2005 and 2004, the Company converted
     $11,303 and $6,400 of employee stock purchase plan contributions into 7,915 and 7,076 shares of common stock, respectively.

During  the  six-months  ending  June  30,  2005, the Company declared dividends
     Payable  of  $84,922  to  the  holders  of  its  preferred  stock.

During  the  six-months  ending  June  30, 2005, the Company converted dividends
     Payable of $117,268 into 76,148 shares of common stock to the holders of its preferred stock.

During  the six-months ending June 30, 2004, the Company issued 1,403,182 shares of its common stock to the Laurus Master Fund from conversions under its revolving credit facility, thereby realizing a corresponding reduction in current liabilities of approximately $772,000 The Company recorded additional non-cash loan fees of approximately $1,178,000 and charged these fees to expense.

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                        5
                                      PAGE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS  OF  PRESENTATION

The accompanying consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its inactive subsidiary, SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2005 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three- and six-month periods ending June 30, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005 or any future period, and the Company makes no representations related thereto.

As of June 30, 2005, management continues the opinion that the Company's auditors, PKF, expressed in their formal auditors' opinion dated February 10, 2005, that in their opinion, based on their audit, the Company's consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARY as of December 31, 2004, and the consolidated results of the Company's operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements as of June 30, 2005 have been prepared assuming the Company will continue as a going concern.

During the first six-months of 2005, the Company had a working capital balance of $5,355,564 and incurred a net profit of $212,162 as compared to working capital of $680,834 and a net loss of $1,729,416 for the same six-month period in 2004. Also during the first six months of 2005, the Company had non-operating income of $72,714 as compared to non-operating expenses of $1,774,201 for the same six-month period in 2004, with the majority of the difference representing non-cash interest expenses in 2004 and an increase in interest income in 2005.

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

                                        6
                                      PAGE

2.       REVENUE  RECOGNITION

The Company's revenues for the six-months ending June 30, 2005 were derived primarily from United States government cost plus fixed fee (CPFF) contracts compared to primarily the same type of CPFF contracts for the same six-month period in 2004. Revenues from the CPFF contracts during the first six-months ending June 30, 2005 and 2004 were recognized as expenses were incurred. Estimated contract profits are taken into earnings in proportion to revenues recorded. Time and material revenues are recognized as services are performed and costs incurred. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis. Time and material revenues are recognized as services are performed and costs incurred.

3.     NOTES  PAYABLE

a)     Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten
(10) years ending in January 2013. As of June 30, 2005, the deferred gain was $889,313. This amortization will be included in the Company's occupancy and facility expense, which is included in the Company's non-operating expenses and totaled $58,636 and $58,636 for the six-months ending June 30, 2005 and 2004, respectively.

Deferred  Gain  consisted  of  the  following:

Six-Months  Ending  June  30,  2005
----------------------     ---------------
Original Deferred Gain      $    1,172,720
Less Amortization 2003           (107,499)
Less Amortization 2004           (117,272)
Less Amortization 2005            (58,636)
----------------------     ---------------
                           $       889,313
----------------------     ---------------

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payments between 24 and 50 months with interest that ranges from 0% to 8%. At June 30, 2005 and 2004, the outstanding balances on these notes were $28,021 and $63,799, respectively, with interest expense for the six-months ending June 30, 2005 and 2004 of $965 and $1,847, respectively. As of June 30, 2005, only one note remained outstanding.

Future  minimum  principal  payments  on  settlement  notes  are  as  follows:

For  Twelve  Months  Ending  June  30,

----------------------     ---------
2005                        $ 28,021
2006                               -
2007                               -
----------------------     ---------
Total Settlement Notes      $ 28,021
----------------------     ---------

                                        7
                                      PAGE

b)     Related  Parties

The Company had a note payable to its CEO. At June 30, 2005 and 2004, the balances were $0 and $196,445, respectively, with interest accrued at 10%. As part of the Company's preferred stock offering (see Note 5), the note was paid in full during the third quarter of 2004.

Interest expense on this note was $0 and $25,923 for the six-month period ending June 30, 2005 and 2004, respectively.

c)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with the Laurus Master Fund, Ltd. ("Laurus"), which were reported on Form 8-K filed June 18, 2003. Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets subject to the amount of eligible accounts receivables. The net proceeds from the Convertible Note were used for general working capital purposes. Advances on the Convertible Note are repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock provided the market price is 118% of the fixed conversion price or greater. The Convertible Note carries an interest rate of Wall Street Journal Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Approximately $19,500 in interest and approximately $5,000 in fees were expensed under the revolving credit facility in 2004. There was no outstanding balance on the revolving credit facility at June 30, 2005.

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

The Convertible Note includes a right of conversion in favor of Laurus. Laurus exercised its conversion rights from time to time in 2003 and 2004 on outstanding balances. There have been no outstanding balances in 2005. When Laurus chose to exercise its conversion rights, the Convertible Note was converted into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the agreements). The Agreement was modified on March 31, 2004 to provide for a six-month waiver of the accounts receivable restrictions and a fixed conversion price to Laurus of $0.85 per share on the first $500,000 after the first $1 million. The agreement was further modified on August 25, 2004 to provide for a fixed conversion price to Laurus of $1.00 per share on the next $1 million. Thereafter, the fixed conversion price will be adjusted to 103% of the then fair market value of our common stock ("Adjusted Fixed Conversion Price").

Laurus converted $771,750 under the Convertible Note into 1,403,182 shares during the six-months ending June 30, 2004 as compared to no conversions for the same period in 2005. Laurus has converted a total of $2,500,000 into 3,406,417 shares under the Convertible Note since the inception of the revolving credit facility. For the six-month period ending June 30, 2004, the Company expensed $1,177,846 for the non-cash loan fee based on the fair market value of the stock when Laurus converted and $2,607,099 for the non-cash loan fee expense since the inception of the revolving credit facility. There have been no conversions during the first six-months of 2005. The fair market value used in 2003 was established using a 20% discount to the closing price on the date of conversion based on the restricted and thinly-traded nature of the Company stock in 2003 and the fair market value used in 2004 was established using the closing price on the date of conversion with no discount taken due to the increased volume in the Company's stock.

                                        8
                                      PAGE

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

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year, which was expensed as additional interest expense in 2003. The Company is required to pay a continuation fee of $10,000 each year thereafter. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock for the initial $1 million revolving credit facility, as stated herein. The warrant exercise price was computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008 and approximately 175,000 of these warrants remain outstanding. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

In addition to the initial warrant, the Company was obligated to issue an additional five-year warrant to Laurus to purchase one share of common stock at an exercise price equal to 125% of the Adjusted Fixed Conversion Price for every ten dollars ($10) in principal of the Convertible Note converted into common stock if and when over $1 million was converted under the revolving credit facility. The value of the warrant was determined when issued, and was treated as additional interest expense and is being amortized over the remaining term of the Convertible Note, unless sooner terminated. On June 18, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.0625 per share in relation to the $500,000 revolving credit facility expansion convertible at $0.85 per share. This additional warrant was exercised by Laurus on April 19, 2005 and resulted in a non-cash interest expense of $28,875 for the six-months ending June 30, 2005 similar to the convertible debt notes. Since no more than an aggregate of 100,000 shares of the Company's common stock were authorized as additional warrants under the Laurus Agreements, on August 25, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.925 per share in relation to the $1 million revolving credit facility expansion convertible at $1.00 per share.

The Company may terminate its agreements with Laurus before the end of the initial three-year term and Laurus will release its security interests upon payment to Laurus of all obligations, if the Company has: (i) provided Laurus with an executed release of all claims which the Company may have under the agreements; and, (ii) paid to Laurus an early payment fee in an amount equal to two percent (2%) of the Capital Availability Amount if such payment occurs after June 3, 2005 and prior to June 3, 2006. The early payment fee is also due and payable by the Company to Laurus if the Company terminates its Agreement after the occurrence of an Event of Default, as defined in the agreements.

As stated above, in conjunction with the Company's Preferred Stock financing on August 25, 2004, Laurus agreed to extend the revolving credit facility reported on Form 8-K filed June 18, 2003 from $1.0 million to $1.5 million. The first $1.0 million converted under the revolving credit facility was converted in 2003 and early 2004 at a rate of $0.55 per share. On March 31, 2004, the conversion price for the next $500,000 under the revolving credit facility was set at $0.85 per share. The next $1 million under the revolving credit facility was convertible at a rate of $1.00 per share. The fixed conversion price for future amounts under the revolving credit facilty will be set at 103% of the fair market value of our common stock. There was no balance on the revolving credit facility for the period ending June 30, 2005, and, at this time, we do not anticipate further draws under the revolving credit facility.


                                        9
                                      PAGE

4.     STOCKHOLDER'S  EQUITY  -  PREFERRED  STOCK,  COMMON  STOCK  AND  WARRANTS

PREFERRED  STOCK

On August 25, 2004, the Company entered into a Securities Purchase Agreement with the Laurus Master Fund, Ltd., whereby the Company issued 250,000 shares of its Series C Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share (the "Stated Value"). The preferred shares are convertible into shares of the Company's $0.0001 par value common stock at a rate of $1.54 per share at any time after the date of issuance, and pay quarterly, cumulative dividends at a rate of 6.85% with the first payment due on January 1, 2005. For the six months ended June 30, 2005, approximately $85,000 has been accrued for dividends with approximately $56,300 paid in shares of the Company's stock. Dividends are payable in cash or shares of the Company's common stock at the holder's option with the exception that dividends must be paid in shares of the Company's common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. On January 11, 2005, $60,967 was converted into 39,589 shares of the Company's common stock from previous dividend accruals and on May 5, 2005, $56,300 was converted into 36,559 shares of the Company's common stock from dividends accrued from January 1, 2005 through April 30, 2005. The preferred shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed the conversion rate or (b) the Stated Value if the average closing price of our common stock for the 22 days immediately preceding the date of conversion exceeds the Stated Value. The preferred shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The preferred shares have no voting rights.

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

COMMON  STOCK  AND  WARRANTS

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the six-months ending June 30, 2005 and 2004 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the six-month period ending June 30, 2005 and 2004 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net income (loss) would have been as follows:

                                       10
                                      PAGE

--------------------------------------      --------------      ----------------
NET INCOME (LOSS)                                     2005                  2004
--------------------------------------      --------------      ----------------
As reported                                 $      212,162      $    (1,729,416)
 Add:    Stock based employee
         compensation expense included
         in reported net income             $            -      $              -
 Deduct: Stock  based  employee
         compensation expense
         determined under the fair value
         based method for all awards        $      395,347      $      (133,632)
--------------------------------------      --------------      ----------------
Pro forma                                   $     (183,185)     $    (1,863,048)
--------------------------------------      --------------      ----------------
--------------------------------------      --------------      ----------------
 Net  Income  (Loss)  Per  Share:

As reported                                 $        0.00       $         (0.09)
Pro forma                                   $       (0.01)      $         (0.10)
--------------------------------------      --------------      ----------------

Beginning January 2006, the Company plans to adopt SFAS 123(R) as currently required by the Securities and Exchange Commission. As of June 30, 2005, the
Company had not yet determined the impact of SFAS 123(R) on its financial statements.

On November 21, 1997, the Company entered into a five (5) year employment agreement with its CEO. On July 16, 2000, the Company amended the employment agreement with its CEO extending the term until July 16, 2005. As part of the original employment agreement, the Company granted options to the CEO to purchase up to 2,500,000 shares of the Company's $.0001 par value restricted common stock. The Compensation Committee of the Board of Directors is currently negotiating a new agreement with the CEO; however, at this time, the terms of such an agreement are not known. The Company's CEO is currently continuing as an employee "at will" under the laws of the State of California.

The options previously granted to the Company's CEO as part of his employment contract were subject to the following vesting conditions, which were amended on January 21, 2000 and later ratified by the Board on July 16, 2000. The agreement provided an option for the Board to award options on an additional 1,500,000 shares of restricted common stock at a later date. The terms and exercise prices are set forth in the following chart:

                                       11
                                      PAGE


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
                       250,000. . . . .  Upon the Company market capitalization reaching $250 million    $          5.00
                       500,000. . . . .  Upon the Company market capitalization reaching $500 million    $         10.00
                       750,000. . . . .  Upon the Company market capitalization reaching $1 billion      $         20.00
----------------       ---------         -----------------------------------------------------------   -----------------


Only options on the first 500,000 shares of SpaceDev common stock were vested at the time the employment agreement expired. None of the other performance measurements were achieved during the term of the employment contract; therefore, all the other options expired on July 16, 2005.

In accordance with APB 25, the Company recognized $500,000 of compensation expense and $250,000 of deferred compensation in 1997. The options on 500,000 shares of the Company's common stock granted and vested to the CEO have an exercise price of $1.00 per share and will expire on July 16, 2010, if not previously exercised.

On August 27, 2001, as part of an annual review process, an additional 10,000 options were granted to the CEO at the exercise price of $0.9469 per share (or 110% of the then fair market value) with a set vesting schedule of 3,333 shares per year after issuance with the third year having 3,334 options vest. These options were not tied to an employment contract and expire five years from grant date.

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application was permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                                       12
                                      PAGE

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

7.     SUBSEQUENT  EVENTS

On July 24, 2005, SpaceDev was awarded a small contract by Lunar Enterprise Corporation, a wholly-owned subsidiary of Space Age Publishing Company, to perform the work necessary to create a conceptual mission architecture and mission design for a human servicing mission to the Lunar south pole targeted for the period of 2010 to 2015. The contract is valued at approximately
$125,000 and is a fixed price contract. The study will explore existing technology, technology currently under development, and proposed technology that could be developed by NASA, other countries or the private sector in time to be incorporated into the mission.

                                       13
                                      PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our General Registration Statement on Form 10SB12G/A filed January 28, 2000 as well as any or all of our recent filings including prior year Form 10-KSB and quarterly Form 10-QSB filings.

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

Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in potential litigation, claims and other actions by or against us; technological changes and introductions of new competing products; the current recession; U.S. government budget cuts; which may result in the cancellation of future phases of existing contracts or the failure to award new contracts; changes in, and difficulties encountered in integrating our products with, the technology of other team members on existing and future contracts; schedule slips caused by us or other team members on existing or future projects; launch delays due to factors beyond our control; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States and coalition forces; mission disasters such as the loss of the space shuttle Columbia on February 1, 2003 during its re-entry into earth's atmosphere; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market our products. These are some of the factors that we think could cause our actual results to differ materially from expected and historical events.

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

SELECTION  OF  SIGNIFICANT  CONTRACTS

On  July  24,  2005,  we  were  awarded  a  small  contract  by Lunar Enterprise
Corporation, a wholly owned subsidiary of Space Age Publishing Company to perform the work necessary to create a conceptual mission architecture and mission design for a human servicing mission to the Lunar south pole targeted for the period of 2010 to 2015. The contract is valued at approximately
$125,000 and is a fixed price contract. The study will explore existing technology, technology currently under development, and proposed technology that could be developed by NASA, other countries or the private sector in time to be incorporated into the mission. The study will seek to combine those technology capabilities in order to arrive at an elegantly simple solution, because that approach should result in a mission that is low risk and low in cost. We can give no assurance that any additional contracts will be awarded to us from this contract.

On June 27, 2005, we were awarded a $1.25 million fixed price subcontract by Andrews Space "Andrews" to design a small spacecraft that will travel to the vicinity of the Moon through a gravity tunnel that is part of the InterPlanetary Superhighway (IPS), a route which requires significantly less fuel than conventional trajectories. In early June 2005, we were awarded a letter subcontract not to exceed $100,000 by Andrews Space for the same program. The overall program, which Andrews Space has signed with NASA, is to design, develop, launch, and operate a small low cost spacecraft, called SmallTug, on a mission to the Lunar L1 point to demonstrate key technologies and advanced orbital mechanics in support of NASA's human and robotic exploration of the Moon and Mars. The subcontract is part of a larger $18.7 million contract awarded to Andrews Space by NASA and is expected to be completed in several phases. The current subcontract phase is expected to take approximately nine-months to complete. Revenues for the six-months ending June 30, 2005 were $100,000.

On September 29, 2004, we were awarded a Phase II Small Business Innovation Research contract by Air Force Research Lab to design and effectively begin the development of our small launch vehicle. The SpaceDev Small Launch Vehicle will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract is valued at approximately $1,557,000. The contract outlines the development and test firing of our large Common Core Booster for the SpaceDev Small Launch Vehicle. Congress has awarded us approximately $3.0 million in additional funding for this project, which we expect will be available beginning in September 2005. These funds are expected to be earned between September 2005 and September 2006. We believe that there is additional interest by Congress in providing further funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us. Revenue from this project for the six-months ending June 30, 2005 was approximately $412,000.

                                       15
                                      PAGE

On August 23, 2004, we were awarded a cost plus fixed fee Phase II Air Force Research Laboratory Small Business Innovation Research contract to develop micro and nanosatellite bus and subsystem designs. The contract was later amended on September 8, 2004, to shorten the length of the overall contract, which is worth approximately $739,000. This contract should enable us to explore the further miniaturization of our unique and innovative microsatellite subsystems. It also should enable us to explore ways to reduce the time and cost to build small satellites through further standardization in order to help define de facto standards for payload hardware and software interfaces. Revenues for the six-months ending June 30, 2005 were approximately $373,000 for Phase II.

On July 24, 2004, we were awarded a follow-on phase by Lunar Enterprise of California for a conceptual mission and spacecraft design for a lunar lander program to further analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements. The contract value was approximately $150,000. Although the complete project is currently unfunded, if the project were to proceed past the analysis stage, the total mission cost could exceed $50-$75 million. We successfully completed this stage of the project, and all revenues were recognized in the second half of 2004.

On March 31, 2004, we were awarded a $43,362,271, five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract to conduct a microsatellite distributed sensing experiment, an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach. The total five-year contract has a ceiling amount of $43,362,271. The principal place of performance will be at our facilities located in Poway, California. We expect to complete the work under the contract before March 2009. Government contract funds will not expire at the end of the current government fiscal year. The microsatellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense. The milestone-based, multiyear, multiphase contract had an effective start date of March 1, 2004. The first phase was completed on September 30, 2004 and resulted in detailed mission and microsat designs. The first phase revenue was approximately $1.14 million. On October 1, 2004, the second phase of the contract began with an approximate value of $8.3 million and is expected to last approximately 16 months. During the six-months ending June 30, 2005, we recognized approximately $2,683,000 in revenues from this second phase. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsats to be networked on-orbit with high speed laser communications technology.

On December 18, 2003, we were awarded a contract by the Defense Advanced Research Projects Agency for the study of Novel Satcom Microsat Constellation Deployment. The contract was a milestone-based, fixed price contract with total consideration of approximately $200,000. On August 6, 2004, an additional $39,849 was added to the contract for increased scope bringing the total contract value on this fixed price effort to approximately $240,000. We have successfully completed this contract and the entire revenue of approximately $240,000 was realized in 2004, with approximately $136,000 in the first six-months of 2004. We expect to either further expand this contract or obtain new contracts under the Defense Advanced Research Projects Agency program(s); however, there can be no assurance as to whether or when such contract(s) will be awarded to us, or, if awarded, there can be no assurance as to the amounts or terms of the awards.

On October 2, 2003, we were awarded an exclusive, follow-on contract to provide the hybrid rocket motor systems and components for SpaceShipOne. We provided our facilities, resources and a team of launch vehicle and hybrid propulsion engineers and technical personnel in support of the SpaceShipOne program. The contract called for us to use our best efforts to satisfy the requirements of the SpaceShipOne program, based on our experience with the prior phases. We provided re-usable flight test hardware, including a bulkhead, commonly known as the SpaceDev bulkhead, machined in the flight configuration, a main oxidizer valve of the current design and associated interfaces and plumbing to the SpaceDev bulkhead, a motor control system, igniter housings, pressure

                                       16
                                      PAGE

transducers, and thermocouples as required for input to the motor control system. In addition, we produced and assembled test motors, including but not limited to, all expendable or semi-reusable materials as defined by our baseline design motor. We also provided on-site engineering test support and post-test analysis. Provisions were made in the contract for minimum monthly payments in the event of customer schedule slippage as well as additional levels of support via engineering change orders, if required. The total contract value was originally estimated at $615,000. Approximately $686,000 of revenue was realized in 2004, with approximately $180,000 from engineering change orders and the remaining $506,000 from the contract. Of this total, approximately $394,000 was recognized during the first six-months of 2004.

On July 24, 2003, we were awarded a contract by Lunar Enterprise of California for a first phase project to begin developing a conceptual mission and spacecraft design for a lunar lander program. The unmanned mission was designed to put a small dish antenna near the south pole of the Moon. From that location it will be in near-constant sunlight for solar power generation, and should be able to perform multi-wavelength astronomy while communicating with ground stations on Earth. The contract value was $100,000. The contract was completed by November 2003.

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

Also, on July 9, 2003, we were awarded a Phase I Small Business Innovation Research contract by Air Force Research Lab to design and effectively begin the development of our small launch vehicle. This contract was valued at approximately $100,000, and was a fixed price, milestone-based agreement, which was completed in about one year. Revenues for the six-months ending June 30, 2004 were approximately $48,000 for Phase I.

Also, on July 9, 2003, we were awarded a Phase I contract to develop micro and nanosatellite bus and subsystem designs. This Air Force Research Laboratory Small Business Innovation Research contract was valued at approximately $100,000. The contract was fixed price, milestone-based and was completed within one year. Revenues for the six-months ending June 30, 2004 were approximately $32,000 for Phase I.

On March 28, 2003, we were awarded Phase II of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Laboratory. The first two phases of the contract (including an additional add-on option) were worth approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. Phase II was a cost-plus fixed fee contract. In order to complete Phase II, we requested and were granted approximately four months of additional time and approximately $240,000 of additional funding, memorialized by a contract amendment executed on July 7, 2004. In addition to the Phase I and Phase II awards, there was an option worth approximately $800,000, which was initiated on May 3, 2004, of which approximately $565,000 was funded and the balance was unfunded. Part of the funding for Phase II came from the original $1 million option; thereby reducing the option to approximately $800,000. An additional effort to develop a miniaturized Shuttle-compatible propulsion module was added to this contract worth approximately $150,000. These program funds were expended in 2004, so there were no revenues on this contract for 2005. Revenue for the six-months ending June 30, 2004 was approximately $663,000 for Phase II.

In November 1999, we won a $4.9 million mission contract by the Space Sciences Laboratory at the University of California at Berkeley. We were selected to design, build, integrate, test and operate, for one year, a small NASA-sponsored scientific, Earth-orbiting spacecraft called CHIPSat. CHIPSat is the first and,

                                       17
                                      PAGE

to our knowledge, only successful mission of NASA's low-cost University-Class Explorer series to date. Due to additional NASA and customer reviews, additional work, schedule extensions and a fee for one year of satellite operations, the CHIPSat contract award was increased by approximately $2.5 million in 2001 and 2002, bringing the total contract value for design, build, launch and operations to approximately $7.4 million. CHIPSat launched as a secondary payload on a Delta-II rocket on January 12, 2003. CHIPSat is the world's first orbiting Internet node, achieved 3-axis stabilization, meaning it was pointing and tracking properly, with all individual components and systems successfully operating, and is continuing to work well in orbit after more than two and a half years. As of December 31, 2004, the total contract costs were expended. CHIPSat is still operating successfully and providing the University of California at Berkeley with data. The University of California at Berkeley requested to extend the program and we negotiated a new time and materials contract in the first quarter of 2004 in the form of a purchase order with the University of California at Berkeley for continuing support of this project. The contract will continue until the University of California at Berkeley decides that no further relevant information is forthcoming or funding is terminated, at which time the use of the microsatellite will revert to NASA and then to us. Revenues for the six-months ending June 30, 2004 were approximately $22,000. There were no revenues for the six-months ending June 30, 2005.

RESULTS  OF  OPERATIONS
Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

      SIX-MONTHS ENDING JUNE 30, 2005 -VS.- SIX-MONTHS ENDING JUNE 30, 2004

During the six-months ending June 30, 2005, we had net sales of approximately $3,709,000 as compared to net sales of approximately $2,215,000 for the same period in 2004. Sales increased primarily due to our ability to execute on our new and existing government contracts with increasingly valued task orders. Sales in 2005 reflected our continued work on the Missile Defense Agency Task Order 2 contract of approximately $2,683,000, which is part of our approximately $43 million contract. We also had ongoing Small Business Innovation Research contracts with the Air Force Research Laboratory. These contracts are both for Phase II efforts, and are for SpaceDev's Small Launch Vehicle as well as our micro and nanosatellite bus and subsystem designs work. Sales for these efforts totaled $412,500 and $373,500, respectively. We also had a smaller project that had approximately $90,000 in revenue with the California Space Grant Foundation. In addition, we started our Phase I effort with Andrews Space which had revenues for the six-months ending June 30, 2005 of $100,000 and two small Phase I Small Business Innovation Research contracts with the Air Force Research Laboratory which totaled $50,000 in revenues during the first six-months of 2005. Revenues for the six-months ending June 30, 2004 were comprised of approximately $663,000 from the Air Force Research Laboratory Phase II contract, $557,000 from the Missile Defense Agency Phase I, $318,000 also from the Missile Defense Agency Phase 0 contract (which was the precursor to Phase I contract), $394,000 from the SpaceShipOne program, $136,000 from our Defense Advanced Research Projects Agency contract, $80,000 from our two Small Business Innovation Research contracts listed above, and $67,000 from all other programs.

For the six-months ending June 30, 2005, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $2,862,000, or 77.2% of net sales, as compared to approximately $1,750,000, or 79.0% of net sales, during the same period in 2004. The increase in cost of sales was primarily due to higher engineering costs related to executing the above-named projects and contracts; however, the decrease in cost of sales percentage from the prior year was mainly due to our focused efforts on managing our growth including but not limited to recruiting new talented and cost efficient engineers, developing and enhancing project management skills and creating systems and processes to assist in the efficient and effective management of our projects. The gross margin percentage for the six-months ending June 30, 2005 was 22.8% of net sales, an increase of 1.8% of net sales, as compared to 21.0% of net sales for the same period in 2004. The limited increase in gross margin, despite the improvements listed above, is a result of the cost plus fixed fee nature of our business.

                                       18
                                      PAGE

We experienced an increase of approximately $285,000 in operating expenses from approximately $421,000, or 19.0% of net sales, for the six-months ending June 30, 2004 to approximately $706,000, or 19.0% of net sales, for the six-months ending June 30, 2005. Although operating expense dollars increased, we also experienced a corresponding increase in revenue, causing the operating expense percentage to remain constant. Operating expenses include general and administrative expenses, which includes our research and development expenses as well as marketing and sales expenses.

     - Marketing and sales expenses increased during the first six-months of 2005 (but decreased as a percentage of sales), from approximately $215,000, or 9.7% of net sales, for the six-months ending June 30, 2004, to approximately $305,000, or 8.2% of net sales, during the same period in 2005. The total dollar value increased by approximately $90,000, mainly due to our decision to expand our marketing and sales department with partial costs of our Vice President of New Business Development and our Chief Executive Officer being charged to marketing and sales expenses as well as our decision to commit a certain amount of resources to draft various proposals for new business.

     - General and administrative expenses increased approximately $196,000 from approximately $206,000, or 9.3% of net sales, for the six-months ending June 30, 2004 to approximately $401,000, or 10.8% of net sales, for the same six-month period in 2005. This increase is mainly attributed to the need for more support personnel, including a human resources director for engineer recruiting, a contract administrator and upcoming SEC compliance issues, including Sarbanes Oxley 404 and FASB 123(R). We also incurred research and development costs of approximately $9,000, or 0.0% of net sales, and $35,000, or 1.6% of net sales, during the six-months ending June 30, 2005 and 2004, respectively, which are included in general and administrative expenses.

Non-operating expense (income) consisted of interest expense and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses. Non-operating expenses decreased to the point that we recorded non-operating income for the first half of 2005.

     - Interest expense for the six-months ending June 30, 2005 and 2004 was approximately $1,800, or 0.0% of net sales, and approximately $40,000, or 1.8% of net sales, respectively. The decrease was due to a reduction in debt with fewer notes payable. We continue to pay interest expense on certain capital leases and settlement notes, although the balances continue to decline. We ceased accruing interest expense on our related party note, which was paid in full during 2004, and on our revolving credit facility, which also had a zero balance for the six-months ending June 30, 2005. For the first six-months of 2004, we accrued interest on our related party note (which was later paid in full last year) of approximately $26,000. We also accrued and paid approximately $1,800 of interest on our various capital leases and notes payable and accrued and paid approximately $12,000. Interest expense on our settlement notes/capital leases for the six-month period ending June 30, 2005 and 2004 were $1,800 and $1,800, respectively. We began generating interest income in late 2004, and as of June 30, 2005, we recognized approximately $45,000, or 1.2% of net sales, in interest income due to increasing cash balances.

     - We recognized approximately $59,000 and $59,000 of the deferred gain on the sale of the building during the six-months ending June 30, 2005 and 2004, respectively, and we will continue to amortize the remaining deferred gain of approximately $889,000 into non-operating income over the remainder of the lease. We also accrued an income tax provision expense of $800 at June 30, 2005.

     - For the six-months ending June 30, 2005 and 2004, we realized loan fees related to our revolving credit facility of approximately $29,000 and $1,793,000, respectively. Although we did not have a balance on our revolving credit facility in 2005, we incurred approximately $29,000 in non-cash loan fees when Laurus converted warrants on 50,000 shares of our common stock that were granted in 2004. We do not anticipate additional non-cash loan fees in the immediate future; however, additional fees will be incurred as the Laurus warrants are exercised.

                                       19
                                      PAGE

During the six-months ending June 30, 2005, we generated a net profit of approximately $212,000, or 5.7% of net sales, compared to a net loss of approximately $1,729,000, or 78.1% of net sales, for the same six-month period in 2004. During the six-months ending June 30, 2005, we incurred a positive EBITDA (earnings before interest taxes depreciation and amortization) of approximately $204,000, or 5.5% of net sales, compared to an EBITDA of approximately $77,000, or 3.5% of net sales, for the six-months ending June 30, 2004.

The following table reconciles Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to net income (loss) for the six-months ending June 30, 2005 and 2004, respectively:




FOR THE SIX-MONTHS ENDING. . .  JUNE 30, 2005    June 30, 2004
                                    (UNAUDITED)      (Unaudited)
NET INCOME (LOSS). . . . . . .  $      212,162      ($1,729,416)
------------------------------  ---------------  ---------------

Interest Income. . . . . . . .         (44,783)               -
Interest Expense . . . . . . .           1,830           39,524
Gain on Building Sale. . . . .         (58,636)         (58,636)
Loan Fee - Equity Conversion.           28,875        1,793,313
Provision for income taxes . .             800                -
Depreciation and Amortization.          64,137           32,487
------------------------------  ---------------  ---------------
EBITDA . . . . . . . . . . . .  $      204,385   $       77,272
------------------------------  ---------------  ---------------

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

                               [GRAPHIC  OMITED]

                                       20
                                      PAGE

                               [GRAPHIC  OMITED]

                                       21
                                      PAGE

    THREE-MONTHS ENDING JUNE 30, 2005 -VS.- THREE-MONTHS ENDING JUNE 30, 2004

During the three-months ending June 30, 2005, we had net sales of approximately $1,902,000 as compared to net sales of approximately $1,201,000 for the same period in 2004. Sales increased primarily due to our ability to execute on our new and existing government contracts with increasingly valued task orders. Sales in 2005 reflected our continued work on the Missile Defense Agency Task Order 2 contract of approximately $1,239,000, which is part of our approximately $43 million contract. We also had ongoing Small Business Innovation Research contracts with the Air Force Research Laboratory. These contracts are both for Phase II efforts, and are for SpaceDev's Small Launch Vehicle as well as our micro and nanosatellite bus and subsystem designs work. Sales for these efforts totaled $219,000 and $258,000, respectively. We also had a smaller project that had approximately $36,000 in revenue with the California Space Grant Foundation. In addition, we started our Phase I effort with Andrews Space, which had revenues for the three-months ending June 30, 2005 of $100,000 and two small Phase I Small Business Innovation Research contracts with the Air Force Research Laboratory which totaled $50,000 in revenues during the same three-month period. Revenues for the three-months ending June 30, 2004 were comprised of approximately $557,000 from the Missile Defense Agency Phase I, $250,000 from Air Force Research Laboratory Phase II, $288,000 from the SpaceShipOne program, $45,000 from our Defense Advanced Research Projects Agency contract, $36,000 from our two Small Business Innovation Research contracts listed above, and $25,000 from all other programs.

For the three-months ending June 30, 2005, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $1,466,000 or 77.1% of net sales, as compared to approximately $942,000, or 78.5% of net sales, during the same period in 2004. The increase in cost of sales was primarily due to higher engineering costs related to executing the above-named projects and contracts; however, the decrease in cost of sales percentage from the prior year was mainly due to our focused efforts on managing our growth including but not limited to recruiting new talented and cost efficient engineers, developing and enhancing project management skills and creating systems and processes to assist in the efficient and effective management of our projects. The gross margin percentage for the three-months ending June 30, 2005 was 22.9% of net sales, an increase of 1.4% of net sales, as compared to 21.5% of net sales for the same period in 2004. The limited increase in gross margin, despite the improvements listed above, is as a result of the cost plus fixed fee nature of our business.

We experienced an increase of approximately $135,000 in operating expenses from approximately $226,000, or 18.8% of net sales, for the three-months ending June 30, 2004 to approximately $361,000, or 19.0% of net sales, for the three-months ending June 30, 2005. Although operating expense dollars increased, so did revenue, we also experienced a corresponding increase in revenue, causing the operating expense percentage to remain constant. Operating expenses include general and administrative expenses, which includes our research and development expenses as well as marketing and sales expenses.

     - Marketing and sales expenses increased during the three-months ending June 30, 2005 (but decreased as a percentage of sales), from approximately $116,000, or 5.2% of net sales, for the three-months ending June 30, 2004, to approximately $160,000, or 4.3% of net sales, during the same period in 2005. The total dollar value increased by approximately $44,000, mainly due to our decision to expand our marketing and sales department with partial costs of our Vice President of New Business Development and our Chief Executive Officer being charged to marketing and sales expenses as well as our decision to commit a certain amount of resources to draft various proposals for new business.

     - General and administrative expenses increased approximately $92,000 from approximately $110,000, or 4.9% of net sales, for the three-months ending June 30, 2004 to approximately $202,000, or 5.4% of net sales, for the same three month period in 2005. This increase is attributed to the need for more support personnel, including a human resources director for engineer recruiting, a contract administrator and upcoming SEC compliance issues, including Sarbanes Oxley 404 and FASB 123(R). We also incurred research and development costs of approximately $640, or 0.0% of net sales, and $19,500, or 1.6% of net sales, during the three-months ending June 30, 2005 and 2004, respectively, which are included in general and administrative expenses.

                                       22
                                      PAGE

Non-operating expense (income) consisted of interest expense and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses. Non-operating expenses decreased to the point that we recorded non-operating income for the three-months ending June 30, 2005.

     - Interest expense for the three-months ending June 30, 2005 and 2004 was approximately $600, or 0.0% of net sales, and $20,000, or 1.6% of net sales, respectively. The decrease was due to a reduction in debt with fewer notes payable. We continue to pay interest expense on certain capital leases and settlement notes, although the balances continue to decline. We ceased accruing interest expense on our related party note, which was paid in full during 2004, and on our revolving credit facility, which also had a zero balance for the three-months ending June 30, 2005. For the same three-months of 2004, we accrued interest on our related party note (which was later paid in full last year) of approximately $11,000. We also accrued and paid approximately $600 of interest on our various capital leases and notes payable and accrued and paid approximately $8,000. Interest expense on our settlement notes/capital leases for the three-month period ending June 30, 2005 and 2004 were $600 and $600, respectively. We began generating interest income in late 2004, and for the three-months ending June 30, 2005, we recognized approximately $37,000, or 1.0% of net sales, in interest income due to increasing cash balances.

     - We recognized approximately $29,000 and $29,000 of the deferred gain on the sale of the building during the three-months ending June 30, 2005 and 2004, respectively, and we will continue to amortize the remaining deferred gain of approximately $889,000 into non-operating income over the remainder of the lease. We also accrued an income tax provision expense of $400 for the three-months ending June 30, 2004.

     - For the three-months ending June 30, 2005 and 2004, we realized loan fees related to our revolving credit facility of approximately $29,000 and $1,329,000, respectively. Although we did not have a balance on our revolving credit facility in 2005, we incurred approximately $29,000 in non-cash loan fees in the second quarter when Laurus converted warrants on 50,000 shares of our common stock that were granted in 2004. We do not anticipate additional non-cash loan fees in the immediate future; however, additional fees will be incurred as the Laurus warrants are exercised.

During the three-months ending June 30, 2005, we generated a net profit of approximately $111,000, or 5.8% of net sales, compared to a net loss of approximately $1,287,000, or 107.2% of net sales, for the same three-month period in 2004. During the three-months ending June 30, 2005, we incurred a positive EBITDA (earnings before interest taxes depreciation and amortization) of approximately $110,000, or 5.8% of net sales, compared to an EBITDA of approximately $49,000, or 4.1% of net sales, for the three-months ending June 30, 2004.

The following table reconciles Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to net income (loss) for the three-months ending June 30, 2005 and 2004, respectively:

                                       23
                                      PAGE


FOR THE THREE-MONTHS ENDING. .   JUNE 30, 2005     June 30, 2004
                                    (UNAUDITED)      (Unaudited)
NET INCOME (LOSS). . . . . . .  $      110,938      ($1,286,866)
------------------------------  ---------------  ---------------

Interest Income. . . . . . . .         (36,823)               -
Interest Expense . . . . . . .             609           19,736
Gain on Building Sale. . . . .         (29,318)         (29,318)
 Loan Fee - Equity Conversion.          28,875        1,329,313
Provision for income taxes . .             400                -
Depreciation and Amortization.          35,076           16,533
------------------------------  ---------------  ---------------
EBITDA . . . . . . . . . . . .  $      109,757   $       49,398
------------------------------  ---------------  ---------------

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

                               [GRAPHIC  OMITED]

                                       24
                                      PAGE

                               [GRAPHIC  OMITED]

LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH POSITION FOR SIX-MONTHS ENDED JUNE, 2005 - VS. - SIX-MONTHS ENDED JUNE 30, 2004

Net increase in cash during the six-months ending June 30, 2005 was approximately $374,000 compared to a net increase of approximately $635,000 for the same six-month period in 2004. Net cash provided by operating activities totaled approximately $171,000 for the six-months ending June 30, 2005, an increase of approximately $408,000 as compared to approximately $237,000 used in operating activities during the same six-month period in 2004. The improvement in cash position from operations was mainly due to our ability to profitably execute on our existing contracts and generate a net income of approximately $212,000 for the six-month period ending June 30, 2005, versus a net loss of approximately $1,729,000 for the same six-month period last year, combined with an increase in depreciation expense and an increase in accounts payable and related accruals, which generated cash for the six-month period ending June 30, 2005.

Net cash used in investing activities totaled approximately $371,000 for the six-months ending June 30, 2005, compared to approximately $80,000 used in investing activities during the same six-month period in 2004. The increase in cash used in investing activities is attributable to the purchase of fixed assets, primarily the build-out of our fabrication and test facility for our hybrid rocket motors and additional computer hardware and software tools in 2005 to support our growing engineering staff.

Net cash provided by financing activities totaled approximately $575,000 for the six-months ending June 30, 2005, which is a decrease of approximately $376,000 from the approximately $951,000 provided by financing activities during the same six-months in 2004. This is primarily attributable to warrant and option exercises versus the advances/conversions under our revolving credit facility with the Laurus Master Fund in 2004.

At June 30, 2005, our cash, which includes cash reserves and cash available for investment, was approximately $5,443,000, as compared to approximately $1,227,000 at June 30, 2004, an increase of approximately $4,216,000 mainly due to the issuance of our preferred stock in August 2004 of $2.5 million, the exercise of stock options and warrants throughout the first six-months of 2005 of approximately $570,000 and those done during the second half of 2004 as well as advances/conversions under our revolving credit facility in the second half of 2004.

                                       25
                                      PAGE

As of June 30, 2005, our backlog of funded and non-funded business was approximately $44 million, compared to approximately $44 million as of June 30, 2004. We continue to generate new business while we execute on existing backorders. With respect to the Missile Defense Agency program, we expect approximately $8 million in revenue to be generated in 2005. Although the Missile Defense Agency contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and, if continued, that it will generate the amounts anticipated.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The net deferred tax asset of $2,249,000 and $2,808,000 as of June 30, 2005 and 2004, respectively, consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $69,000 in 2005 from $2,318,000 at December 31, 2004 to $2,249,000 at June 30,
2005.

At June 30, 2005, the Company has federal and state tax net operating loss and capital loss carryforwards of approximately $4,579,000 and $1,883,000, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California suspended the utilization of net operating loss for 2002 and 2003, and limited them for 2004.

CRITICAL  ACCOUNTING  STANDARDS

Our revenues transitioned in 2003 and early 2004 from being based primarily on fixed -price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs, to primarily cost-plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed. Losses on contracts are recognized when they become known and reasonably estimable (see Notes to the Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

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

                                       26
                                      PAGE

CASH  POSITION

Although we remain cash flow positive during the first six-months of 2005, our ability to increase cash generation from operations and thereby continue as a going concern without the need to raise equity capital depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) generating substantial new revenue from the Missile Defense Agency by successfully performing under our $43 million contract and continuing to attract and successfully complete other government and commercial contracts. The Missile Defense Agency contract is staged, and we cannot guarantee that all subsequent phases will be awarded or will be awarded to us. Although we are relatively confident in the funding for the Missile Defense Agency program, recent budget cuts may affect government spending on these space-based contracts.

In order to perform the Missile Defense Agency contract on schedule and to successfully execute other existing and new business opportunities, we must substantially increase our staff and hire new engineers or subcontract the work to third parties. Although we are actively and aggressively seeking to hire spacecraft and propulsion engineers to fulfill existing and new business demand and are investigating different partnership arrangements to increase resource availability, there can be no assurance that we will be able to attract such engineering resources or if we are able to attract them, that they will be available in the timeframe needed or for a reasonable cost.

In addition, we need to continue developing project management and systems engineering expertise to profitably execute on new business contracts and develop better proposal writing skills to effectively and efficiently bid on and win new business. We have no current need to draw any funds from our revolving credit facility and we will only investigate the possibility of raising additional capital if we have a compelling need to do so or as new contracts and business opportunities materialize. New business opportunities can come from a variety of sources, including state and federal grants and government and commercial customer programs. However, there can be no assurance that we will be able to obtain such new business contracts or, if such contracts are available, that we can obtain then on terms favorable to the Company. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.

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

During the year ending December 31, 2004, we raised approximately $6,375,000 in cash from: accredited investors who converted debt into 2,991,417 shares of our common stock; the exercise of options and warrants for 1,748,983 shares of our common stock; and, by selling 250,000 shares of our preferred stock, which could be converted into 1,623,377 shares of our common stock at a purchase price of $1.54 per share and which underlying common stock was registered with the Securities and Exchange Commission on Form SB-2's during 2004.

                                       27
                                      PAGE

We have sustained ourselves over the last few years with a mixture of government and commercial contracts and capital raised in the private market. In particular, we anticipated and received an award from the Air Force Research Laboratory on March 28, 2003 and from the Missile Defense Agency on March 31, 2004. Both awards were cost-plus fixed fee contracts, which required us to incur certain costs in advance of regular contract reimbursements. Although we have needed a certain amount of cash to fund advance payments on the contract, we have been entitled, as a small business concern, to recover our costs on a weekly basis and we established the Laurus Master Fund revolving credit facility at the end of the second quarter of 2003 to support our advance payment needs. There was no balance on the revolving credit facility at June 30, 2005 and we do not anticipate further need to draw on the revolving credit facility; however, the revolving credit facility will remain in place pursuant to our original agreement with the Laurus Master Fund until June 2006, unless sooner terminated by either party. We would be required to pay Laurus a termination fee for early termination of the revolving credit facility.

On March 31, 2004, we negotiated an amendment to our Secured Convertible Note dated June 3, 2003 with the Laurus Master Fund to add a fixed conversion price at $0.85 per share for the next $500,000 converted under the revolving credit facility after the initial $1 million conversion. In exchange for the amendment, Laurus granted us a six-month waiver to utilize the full revolving credit facility in advance of eligible accounts. On August 25, 2004, we negotiated an amendment to our Secured Convertible Note to add a fixed conversion price at $1.00 per share for the next $1 million converted under the revolving credit facility after the $500,000 mentioned above. In exchange for the amendment, Laurus granted us a waiver to utilize the full revolving credit facility in advance of eligible accounts and committed to convert the entire $1 million into equity by the end of 2004. At December 31, 2004, Laurus had converted approximately $2,272,000 of debt into 2,990,000 shares under the revolving credit facility.

We continued to show positive cash flow in the second quarter of 2005. We also realized operating profit in the first two quarters of 2005 and 2004, respectively; and incurred a net profit for the first and second quarter in 2005. We anticipate that with our projected increase in revenue and backorders from near term contracts, combined with our fiscally responsible budget and project controls, that net positive cash flow from operations will continue and will be sufficient to fund both operations and capital expenditures in 2005 and beyond. There is no assurance, however, that we will be able to sustain our current positive cash flow or our operating profit now or in the future.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

                                       28
                                      PAGE

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

FORWARD-LOOKING  STATEMENTS  AND  RISK  ANALYSIS
During the first six-months of 2005, we submitted three bids for government programs, continued our work with the United States Congress to identify directed funding for our programs and are actively working to identify several commercial programs. We believe that we will win some of these opportunities, which would enable us to continue to enhance our backorder, continue to grow and broaden our business base, although there can be no assurance that these contracts will be awarded to us.

To date, we have maintained a mix of government and commercial business. During the first six-months of 2005, we had about 100% government and government-related work, where 93% was from direct government contracts and 7% was from government-related work through subcontracts with others. In 2004, we had about 90% government or government-related work. We anticipate the remainder of 2005 to be over 90% government or government-related work. We will continue to do both government and commercial business and anticipate the mix of government revenues to continue to be above 70% for the next several years as we increase our government and commercial marketing efforts for both of our technology and product areas. Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, e.g., International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States. The concentration of government work makes us susceptible to government budget cuts, which may impact the award of new contracts or future phases of existing contracts. Although we believe that we could offset a reduction in government contract awards with awards from the commercial sector, we can give no assurance that we would be able to do so or that the timing or amount of such awards would be sufficient to make up for the loss of government-related work.

                                       29
                                      PAGE

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

We believe that we will experience an accelerated growth in sales over the next few years. At this time, over 90% of the forecasted sales for 2005 are under contract or near contract award. There is no guarantee and there can be no assurance that we will win enough new business to achieve our targeted growth projection or to maintain a positive cash flow position. Additionally, there is no guarantee that awarded contracts will not be altered or terminated prior to us recognizing our projected revenue from them. Many contracts have "exit ramps", i.e., provides the customer the right to terminate the contract for any of a variety of reasons, including but not limited to non-performance by us, or are awarded in phases the award of which is not guaranteed to us. We do not believe that any of our contracts will be terminated early; however, there can be no assurance that they will not be terminated prior to completion or that all phases of any of our contracts will be awarded to us. Finally, with the exception of our investment in a fabrication facility for our hybrid rocket motor testing, we do not believe that significant capital expenditures will be required to achieve this increase in sales; however, additional capital may be required to support and sustain our growth. We may also be required to make certain capital expenditures to bring our facilities into compliance with classified government projects if and when awarded to us, although at this time we have insufficient information to estimate the cost of any such measures.

During the six-months ending June 30, 2005, we raised approximately $570,000 through the exercise of options and warrants. During the six-months ending June 30, 2004, we raised approximately $1,751,000 through a combination of conversions on our revolving credit facility and exercises of options and warrants. To execute our strategy of rapidly growing our Company with small, capable, low-cost micro- and nanosatellites, hybrid propulsion products and new commercial revenue sources, we may require additional funding in order to win significant government and commercial programs. We believe investor or customer funding of $10 to $30 million may be required in the future, which could come from a combination of private and/or public equity placements or government and commercial customers. Our intent is to only raise additional capital when it is required or when it makes sense to do so. We do not have any ongoing private or public equity offerings and the Board has not authorized any additional financings at this time.

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

                                       30
                                      PAGE

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

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None.

ITEM  5.     OTHER  INFORMATION
None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits




Subcontract - Small Tug:  Miniature Flight Experiment Demonstrating Cislunar
     Tug Technologies  dated  July  27,  2005 . . . . . . . . . . . . . . . . . . . . . . . .   10.1*
Certificate of James W. Benson Pursuant to Rule 13a-14(a) promulgated under the
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

(b)     Reports  on  Form  8-K

We have filed three reports on Form 8-K, since fiscal year ended December 31, 2004. These reports, dated April 13, 2005, April 15, 2005 and June 27, 2005, disclosed: 1) our appointment of Susan C. Benson to our Board of Directors; 2) a contract to expand our facilities for fabrication and testing of scaled-up hybrid rocket motors; and 3) a subcontract awarded to us by Andrews Space of Seattle, which calls for the design, development, launch, and operation of a small low cost spacecraft on a mission to the Lunar L1 point to demonstrate key technologies in support of NASA's Human and Robotics Technology SmallTug Program to explore the Moon and Mars.

                                       32
                                      PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 SPACEDEV,  INC.
                                                                      Registrant


Dated:  August  15,  2005                                 /s/  James  W.  Benson
                                                          ----------------------
                                                               James  W.  Benson
                                                       Chief  Executive  Officer



Dated:  August  15,  2005                              /s/  Richard  B.  Slansky
                                                       -------------------------
                                                            Richard  B.  Slansky
                                         President  &  Chief  Financial  Officer

                                       33
                                      PAGE