Form 10QSB
period 2005-09-30
SPACEDEV INC
filed 2005-11-14
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________
Commission  File  Number     000-28947.



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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,359,156 shares of Issuer's voting common stock were outstanding on November 1, 2005.


                                      PAGE


                                 SPACEDEV, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


INDEX                                                                      PAGE

PART  I  --  FINANCIAL  INFORMATION                                          1

     ITEM  1.  FINANCIAL  STATEMENTS                                         1

          Consolidated  Balance  Sheets                                      1
          Consolidated  Statements  of  Operations                           3
          Consolidated  Statements  of  Cash  Flows                          4
          Notes  to  Consolidated  Financial  Statements                     6

      ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS  OF  OPERATIONS                       14

     Overview                                                               14
     Recent  Developments                                                   15
     Critical  Accounting  Standards                                        17
     Results  of  Operations                                                17
     Liquidity  and  Capital  Resources                                     23
     Cash  Flows                                                            24
     Recent  Accounting  Pronouncements                                     25

      ITEM  3.  CONTROLS AND PROCEDURES                                     34

PART  II  --  OTHER  INFORMATION                                            35

     ITEM  1.  LEGAL  PROCEEDINGS                                           35

     ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES                  35

     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                           35

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  35

     ITEM  5.  OTHER  INFORMATION                                           35

     ITEM  6.  EXHIBITS                                                     36

SIGNATURES                                                                  37


                                      PAGE


                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




--------------------------------------------------------------------------  -------------  -------------
--------------------------------------------------------------------------  -------------  -------------

At September 30, . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2005           2004
--------------------------------------------------------------------------  -------------  -------------

 ASSETS

 CURRENT ASSETS
      Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .     $4,022,243     $4,078,593
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .      1,096,645        427,358
      Work in progress . . . . . . . . . . . . . . . . . . . . . . . . . .         10,412          5,754
      Note reveivable (Note 5) . . . . . . . . . . . . . . . . . . . . . .      1,326,453              -
--------------------------------------------------------------------------  -------------  -------------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      6,455,753      4,511,705

 FIXED ASSETS - NET. . . . . . . . . . . . . . . . . . . . . . . . . . . .        822,980        248,066

 OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64,469         43,042
--------------------------------------------------------------------------  -------------  -------------
                                                                               $7,343,202     $4,802,813
--------------------------------------------------------------------------  -------------  -------------
--------------------------------------------------------------------------  -------------  -------------
The  accompanying  notes  are  an  integral part of these
consolidated financial statements.



                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




--------------------------------------------------------------------------  -------------  -------------
--------------------------------------------------------------------------  -------------  -------------

At September 30, . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2005           2004
--------------------------------------------------------------------------  -------------  -------------

 LIABILITIES AND STOCKHOLDERSEQUITY

 CURRENT LIABILITIES
      Current portion of notes payable  (Note 3(a)). . . . . . . . . . . .  $     18,797   $     36,239
      Current portion of capitalized lease obligations . . . . . . . . . .         2,479          3,943
      Accounts payable and accrued expenses. . . . . . . . . . . . . . . .       398,443        161,980
      Accrued payroll, vacation and related taxes. . . . . . . . . . . . .       350,145        207,028
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .       126,453         49,779
      Employee stock purchase plan . . . . . . . . . . . . . . . . . . . .         9,974          3,406
      Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . .       168,470        265,547
--------------------------------------------------------------------------  -------------  -------------

 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .  $  1,074,761        727,922

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 3(A)). . . . . . . . . . . .             -         18,797

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES. . . . . . . . . .             -          2,479

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTE 3(A)). . . . . . . . . . . . .       859,996        977,267
--------------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,934,757      1,726,465

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERSEQUITY
      Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 248,460 and 250,000 shares issued and outstanding,
           respectively (Note 4) . . . . . . . . . . . . . . . . . . . . .           248            250
      Common stock, $.0001 par value; 50,000,000 shares authorized, and
           22,319,156 and 20,026,263  shares issued and outstanding,
           respectively (Note 4) . . . . . . . . . . . . . . . . . . . . .         2,231          2,002
      Additional paid-in capital (Note 4). . . . . . . . . . . . . . . . .    20,091,408     16,724,176
      Additional paid-in capital - stock options . . . . . . . . . . . . .             -        750,000
      Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . .             -       (250,000)
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (14,685,442)   (14,150,080)
--------------------------------------------------------------------------  -------------  -------------

 TOTAL STOCKHOLDERSEQUITY. . . . . . . . . . . . . . . . . . . . . . . . .     5,408,445      3,076,348
--------------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY . . . . . . . . . . . . . . . .  $  7,343,202   $  4,802,813
--------------------------------------------------------------------------  -------------  -------------
--------------------------------------------------------------------------  -------------  -------------
The  accompanying  notes  are  an  integral part of these consolidated financial statements.


                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Three and Nine Months Ending                          Three-Months Ending                         Nine-Months Ending
                                      -------------------------------------------  ------------------------------------------
              September 30,               2005         %         2004        %        2005          %       2004        %
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 NET SALES. . . . . . . . . . . . . . $  2,234,010   100.0%  $ 1,230,126   100.0%  $  5,942,558  100.0%  $ 3,445,569   100.0%

 TOTAL COST OF SALES. . . . . . . . .    1,709,077    76.5%      952,944    77.5%     4,571,505   76.9%    2,702,583    78.4%

 GROSS MARGIN . . . . . . . . . . . .      524,933    23.5%      277,182    22.5%     1,371,053   23.1%      742,986    21.6%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 OPERATING EXPENSES
    Marketing and sales expense . . .      188,655     8.4%      120,367     9.8%       493,344    8.3%      335,652     9.7%
    General and administrative. . .        253,341    11.3%      108,049     8.8%       654,524   11.0%      313,784     9.1%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 TOTAL OPERATING EXPENSES . . . . . .      441,996    19.8%      288,416    18.6%     1,147,868   19.3%      649,436    18.8%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 INCOME FROM OPERATIONS . . . . . . .       82,937     3.7%       48,766     4.0%       223,185    3.8%       93,550     2.7%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 NON-OPERATING (INCOME) EXPENSE
    Interest income . . . . . . . . .      (24,848)   -1.1%      (69,632)   -0.5%       (69,632)  -1.2%       (5,619)   -0.2%
    Interest expense. . . . . . . . .          452     0.0%       23,110     1.9%         2.283    0.0%       62,633     1.8%
    Gain on building sale (Note 3(a))      (29,318)   -1.3%      (29,318)   -2.4%       (87,953   -1.5%      (87,954)   -2.6%
    Non-Cash loan fee - equity conversions
      (Note 3(c)).                                -    0.0%      663,481    53.9%        28,875    0.5%    2,456,794    71.3%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 TOTAL NON-OPERATING (INCOME) EXPENSE      (53,714)   -2.4%      651,654    53.0%      (126,427)  -2.1%    2,425,854    70.4%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 INCOME (LOSS) BEFORE TAXES . . . . .      136,651     6.1%     (602,888)  -49.0%       349,612    5.9%   (2,332,304)  -67.7%

 INCOME TAX PROVISION . . . . . . . .          400     0.0%            -     0.0%         1,200    0.0%            -     0.0%

 NET INCOME (LOSS). . . . . . . . . . $    136,251     6.1%     (602,888)  -49.0%  $    348,412   5.90%  $(2,332,304)  -67.7%
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

 NET INCOME (LOSS) PER SHARE:
      Net income (loss) . . . . . . . $       0.01           $     (0.03)          $       0.02          $    (0.13)
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

      Weighted-Average Shares
        Outstanding                     21,241,448            19,228,019             21,777,211           18,019,886

 FULLY DILUTED NET INCOME (LOSS) PER SHARE:
      Net income (loss) . . . . . . . $       0.00                ($0.03)          $       0.01          $    (0.13)
------------------------------------- ------------   ------  -----------  -------  ------------  ------  -----------  -------

     Fully Diluted Weighted-Average
         Shares Outstanding             29,362,131            19,228,019             21,719,369           18,019,886

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes  are  an  integral part of these consolidated financial statements.



                          SPACEDEV, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





-------------------------------------------------------------  ------------  ------------
-------------------------------------------------------------  ------------  ------------

 Nine-Months Ended September 30,. . . . . . . . . . . . . . .         2005          2004
-------------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss) . . . . . . . . . . . . . . . . . . .  $   348,412   $(2,332,304)
      Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
           Depreciation and amortization. . . . . . . . . . .      108,265        55,236
           Gain on disposal of building sale. . . . . . . . .      (87,953)      (87,954)
           Non-cash loan fees . . . . . . . . . . . . . . . .       28,875     2,456,794
           Change in operating assets and liabilities . . . .      (84,760)      (25,552)

 NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . .      312,839        66,220


CASH FLOWS FROM INVESTING ACTIVITIES
      Notes Receivable. . . . . . . . . . . . . . . . . . . .   (1,326,453)            -
      Purchases of fixed assets . . . . . . . . . . . . . . .     (651,864)     (165,770)
-------------------------------------------------------------  ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .   (1,978,317)     (165,770)


 CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes payable . . . . . . . . . .      (27,330)      (32,555)
      Principal payments on capitalized lease obligations . .       (2,774)       (9,163)
      Employee Stock Purchase Plan. . . . . . . . . . . . . .       48,343             -
      Payments on notes payable - related party . . . . . . .            -      (614,778)
      Proceeds from issuance of common and preferred stock. .      600,881     3,783,725
      Proceeds from revolving credit facility . . . . . . . .            -       458,908
-------------------------------------------------------------  ------------  ------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . .      619,120     3,586,137


 Net (decrease) increase in cash and cash equivalents . . . .   (1,046,358)    3,486,587


 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . .    5,068,601       592,006
-------------------------------------------------------------  ------------  ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . .  $ 4,022,243   $ 4,078,593
-------------------------------------------------------------  ------------  ------------
-------------------------------------------------------------  ------------  ------------

    The accompanying notes are an integral part of these consolidated financial statements.



                          SPACEDEV, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)






-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
 Nine-Months Ended September 30, . . . . . . . . . . . . . . . . . . . .. . . . 2005       2004
----------------------------------------------------------------------------  -------    --------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $2,283    $305,038

 NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine-months ending September 30, 2005 and 2004, the Company converted
     $47,702 and $12,628 of employee stock purchase plan contributions into 34,040 and 14,070 shares of common stock, respectively.

During the nine-months ending September 30, 2005, the Company declared dividends payable of $128,057 to the holders of its preferred stock.

During the nine-months ending September 30, 2005, the Company converted dividends payable of $174,976 into 113,621 shares of common stock to the holders of its preferred stock.

During the nine-months ending September 30, 2005, the Company did not maintain a balance under its revolving credit facility, therefore the Company recorded no non-cash loan fees.

During the nine-months ending September 30, 2004, the Company issued 1,954,661 shares of its common stock to the Laurus Master Fund from conversions under its revolving credit facility, thereby realizing a corresponding reduction in current liabilities of approximately $1,240,500 The Company recorded additional non-cash loan fees of approximately $1,718,000 and charged these fees to expense.

During the nine-months ending September 30, 2004, the Company issued 589,212 shares of its common stock to the participants in our convertible debt program in 2003 from conversions of warrants thereby receiving cash in the amount of $227,500. The Company recorded additional non-cash loan fees of approximately $738,700 and charged these fees to expense.

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
The  accompanying  notes  are  an  integral part of these consolidated financial statements.



NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.       BASIS  OF  PRESENTATION

The accompanying consolidated financial statements of SpaceDev, Inc. (the "Company") include the accounts of the Company and its inactive subsidiary, SpaceDev, Inc., an Oklahoma corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2005 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three- and nine month periods ending September 30, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005 or any future period, and the Company makes no representations related thereto.

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

2.       REVENUE  RECOGNITION

The Company's revenues for the nine months ended September 30, 2005 and 2004 were derived primarily from United States government cost plus fixed fee
(CPFF). Revenues from the CPFF contracts during the nine months ended September 30, 2005 and 2004 were recognized as expenses as incurred. Estimated contract profits are taken into earnings in proportion to revenues recorded. Time and material revenues are recognized as services are performed and costs incurred. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements.
Professional fees are billed to customers on a time and materials basis. Time and material revenues are recognized as services are performed and costs incurred.

3.     NOTES  PAYABLE

a)     Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten
(10) years ending in January 2013. As of September 30, 2005, the deferred gain was $859,996. This amortization is included in the Company's occupancy and facility expense, included in the Company's non-operating expenses, and totaled $87,953 and $87,954 for the nine months ended September 30, 2005 and 2004, respectively.

Deferred  gain  consisted  of  the  following:

Nine  Months  Ended  September  30,  2005

Original Deferred Gain  $1,172,720
Less Amortization 2003    (107,499)
Less Amortization 2004    (117,272)
Less Amortization 2005     (87,953)
----------------------  -----------
                        $  859,996
----------------------  -----------

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payments between 24 and 50 months with interest that ranges from 0% to 8%. At September 30, 2005 and 2004, the outstanding balances on these notes were $18,797 and $55,036, respectively, with interest expense for the nine months ended September 30, 2005 and 2004 of $1,277 and $3,691, respectively. As of September 30, 2005, only one note remained outstanding.

Future  -minimum  principal  payments  on  settlement  notes  are  as  follows:

For  the  twelve  months  ended  September  30,

2006                    $   18,797
2007                             -
2008                             -
----------------------  -----------
Total Settlement Notes  $   18,797


b)     Related  Parties

The Company had a note payable to its CEO. As part of the Company's preferred stock offering (see Note 5), the note was paid in full during the third quarter of 2004 and no amounts were outstanding at September 30, 2005 or 2004.

Interest expense on this note was $0 and $29,256 for the nine months ended September 30, 2005 and 2004, respectively.

c)     Revolving  Credit  Facility.

In June 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year
Convertible Note secured by the Company's assets subject to the amount of eligible accounts receivables. The net proceeds from the Convertible Note were used for general working capital purposes. Advances on the Convertible Note may be repaid at the Company's option, in cash or through the issuance of shares of the Company's common stock provided the market price of the common stock was 118% of the fixed conversion price or greater. The Convertible Note carries an interest rate of Wall Street Journal Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during each month plus an unused line payment of 0.20% per annum. Approximately $29,600 in interest and approximately $4,000 in fees were recorded under the revolving credit facility in the first nine months of 2004. There was no outstanding balance on the revolving credit facility at any time during the nine months ended September 30, 2005.

The Convertible Note includes a right of conversion in favor of Laurus. Laurus exercised its conversion rights from time to time in 2004 on outstanding balances. There have been no outstanding balances in 2005. When Laurus chooses to exercise its conversion rights, the Convertible Note is converted into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the agreements). The Agreement was modified on March 31, 2004 to provide for a six-month waiver of the accounts receivable restrictions and a fixed conversion price to Laurus of $0.85 per share on the first $500,000 after the first $1 million. The agreement was further modified on August 25, 2004 to provide for a fixed conversion price to Laurus of $1.00 per share on the next $1 million. Thereafter, the fixed conversion price will be adjusted to 103% of the then fair market value of the Company's common stock ("Adjusted Fixed Conversion Price").

Laurus converted $1,240,507 under the Convertible Note into 1,954,661 shares during the nine months ended September 30, 2004. Laurus has converted a total of $2,500,000 into 3,406,417 shares under the Convertible Note since the inception of the revolving credit facility. For the nine month period ending September 30, 2004, the Company recorded $1,718,120 in expense for the non-cash loan fee based on the fair market value of the stock when Laurus converted and $2,607,099 in expense for the non-cash loan fee since the inception of the revolving credit facility. There have been no conversions during the first nine months of 2005. The fair market value of the common stock used in 2004 was established using the closing price on the date of conversion.

Availability of funds under the revolving credit facility is based on the Company's accounts receivable, except as waivers are provided by Laurus. In 2003, an initial three-month waiver was offered by Laurus, under which Laurus permitted a credit advance up to $300,000, which amount would have otherwise exceeded eligible accounts receivable. Laurus subsequently extended the waiver for two additional six-month periods into 2004, under which Laurus permitted a credit advance up to $1 million, which amount would have otherwise exceeded eligible accounts receivable. The revolving credit facility is secured by all of the assets of the Company.

In conjunction with the 2004 waiver, Laurus was paid a fee of $10,000, which was recorded as additional interest expense in 2004. The Company is required to pay a continuation fee of $10,000 for 2005. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock for the initial $1 million revolving credit facility. The warrant exercise price was computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. Laurus exercised the warrant in part for 25,000 shares in April 2005. The warrant may be exercised for the balance of the shares any time or from time to time until June 3, 2008. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

In addition to the initial warrant, the Company was obligated to issue an additional five-year warrant to Laurus to purchase one share of common stock at an exercise price equal to 125% of the Adjusted Fixed Conversion Price for every ten dollars ($10) in principal of the Convertible Note converted into common stock if and when over $1 million was converted under the revolving credit facility. On June 18, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.0625 per share in relation to the March 31, 2004 credit facility modification. This additional warrant was exercised by Laurus in April 2005 and resulted in a non-cash interest expense of $28,875 for the nine months ended September 30, 2005. Since no more than an aggregate of 100,000 shares of the Company's common stock were authorized as additional warrants under the Laurus Agreements, on August 25, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.925 per share in relation to the August 25, 2004 credit facility modification, i.e., there was a 100,000 share ceiling on the number of warrants to be issued regardless of the amount converted under the revolving credit facility.

The Company may terminate its agreements with Laurus before the end of the initial three-year term, i.e., June 3, 2006, and Laurus will release its security interests upon payment to Laurus of all obligations, if the Company has: (i) provided Laurus with an executed release of all claims which the Company may have under the agreements; and, (ii) paid to Laurus an early payment fee in an amount equal to two percent (2%) of the total amount available under the revolving credit facility if such payment occurs after June 3, 2005 and prior to June 3, 2006. The early payment fee is also due and payable by the Company to Laurus if the Company terminates its Agreement after the occurrence of an Event of Default, as defined in the agreements.

As a result of the amendments and modifications discussed above, at September 30, 2005 the revolving credit facility provided for up to a maximum of $1.5 million in principal amount of aggregate borrowing The fixed conversion price for future amounts under the revolving credit facility will be set at 103% of the fair market value of our common stock. There was no balance on the revolving credit facility for the nine months ended September 30, 2005.

4.     STOCKHOLDER'S  EQUITY  -  PREFERRED  STOCK,  COMMON  STOCK  AND  WARRANTS

PREFERRED  STOCK

In August 2004, the Company entered into a Securities Purchase Agreement with Laurus, whereby the Company issued 250,000 shares of its Series C Convertible Preferred Stock, par value $0.001 per share, to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share (the "Stated Value"). The preferred shares are convertible into shares of the Company's common stock at a rate of $1.54 per share at any time after the date of issuance, and are entitled to quarterly, cumulative dividends at a rate of 6.85% beginning on January 1, 2005. For the nine months ended September 30, 2005, approximately $128,000 has been accrued for dividends earned in 2005. Approximately $175,000 of accrued dividends were satisfied by the issuance of the Company's common stock during the nine months ended September 30, 2005. Dividends are payable in cash or shares of the Company's common stock at the holder's option with the exception that dividends must be paid in shares of the Company's common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds $1.85 per share. In January 2005, $60,967 was converted into 39,589 shares of the Company's common stock from previous dividend accruals. In May 2005, $56,300 was converted into 36,559 shares of the Company's common stock from dividends accrued from January through April 2005 and in September 2005, $57,708 was converted into 37,473 shares of the Company's common stock from dividends accrued from May through August 2005. The preferred shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed the conversion rate or (b) the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of preferred stock conversion exceeds the Stated Value. The preferred shares have a liquidation preference equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The preferred shares have no voting rights. As of September 30, 2005, 1,540 preferred shares had been converted into 10,000 shares of the Company's common stock

In conjunction with the preferred stock, the Company issued a five-year common stock purchase warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share. The Company filed a registration statement for the resale of all of the shares of its common stock issuable upon conversion of the preferred shares and the warrant, as well as an estimated number of shares payable as dividends on the preferred shares, which was declared effective in November 2004.

COMMON  STOCK  AND  WARRANTS

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the nine months ended September 30, 2005 and 2004 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS 123, the total value of options granted during the nine months ended September 30, 2005 and 2004 would be amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net income (loss) would have been as follows:





=====================================================================  ==========  ============
 NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . .       2005          2004
=====================================================================  ==========  ============

 As reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 348,412   $(2,332,304)
 Add:  Stock based employee compensation
 expense included in reported net income. . . . . . . . . . . . . . .  $       -   $         -
 Deduct:  Stock based employee compensation expense determined under
 the fair value based method for all awards . . . . . . . . . . . . .  $ 553,989   $   303,425
---------------------------------------------------------------------  ----------  ------------
 Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(205,577)  $(2,635,729)
=====================================================================  ==========  ============
 NET INCOME (LOSS) PER SHARE:

 As reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    0.02   $     (0.13)
 Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (0.01)  $     (0.15)
=====================================================================  ==========  ============


Beginning January 2006, the Company plans to adopt SFAS 123R as currently required by the Securities and Exchange Commission. See Note 7 below. As of September 30, 2005, the Company had not yet determined the impact of SFAS 123(R) on its financial statements.

November 1997, the Company entered into a five-year employment agreement with Mr. James W. Benson, its CEO. On July 16, 2000, the Company amended the employment agreement with Mr. Benson extending the term until July 16, 2005. As part of the original employment agreement, the Company granted options to Mr. Benson to purchase up to 2,500,000 of non-plan, non-registered shares of the Company's common stock. Options for 500,000 of these shares were vested prior to the expiration of Mr. Benson's employment agreement and those options remain outstanding, and the balance expired unvested. The vested options have an exercise price of $1.00 and expire in July 2010. The Compensation Committee of the Board of Directors is currently negotiating a new agreement with Mr. Benson.. Mr. Benson is currently continuing as an employee "at will" under the laws of the State of California.

The options previously granted to Mr. Benson, as part of his employment contract were subject to the following vesting conditions, which were amended in January 2000 and later ratified by the Board in July 2000. The agreement provided the Board flexibility to award options for an additional 1,500,000 of non-plan, non-registered shares of [restricted] common stock to Mr. Benson, which additional options were not granted.

5.     NOTES  RECEIVABLE

On September 8, 2005, the Company made a secured loan in the principal amount of $1.2 million to Starsys Research Corporation ("Starsys"), a design, engineering, and manufacturing company located in Boulder, Colorado which provides mechanical systems to the aerospace industry. The loan accrues interest at 8% per annum and matures on December 31, 2005 or earlier in certain circumstances. No principal or interest payments are due before maturity. The maturity date may be accelerated upon the occurrence of certain events of default. The loan is secured by a security interest in all of the assets of Starsys, subject to an intercreditor agreement with Vectra Bank Colorado, National Association

("Vectra"), described below. In addition, Starsys has agreed to pay the Company a placement agent fee and to reimburse the Company expenses in the aggregate amount of $120,000. This amount was deferred until the closing of the Plan of Merger (see Note 7) and added to the principal balance of the note evidencing the loan.

In connection with making the loan, the Company entered into an exclusivity agreement with Starsys which provides that Starsys will not discuss a material sale of its assets, a material sale of its stock, a merger, or similar transaction with any other party until October 31, 2005. Prior to completion of the loan described above, the Company and Starsys entered into a non-binding letter of intent concerning a transaction of the nature described in the exclusivity agreement. The structure and economic terms of a potential transaction, however, remained subject to further negotiations and due diligence by both parties; however, on October 26, 2005, the Company and Starsys entered into a definitive merger agreement (see Note 7, Subsequent Events).

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application was permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. In April 2005, the Securities and Exchange
Commission adopted a rule which delayed the compliance date for small business issuers to the start of the first fiscal year beginning after December 15, 2005. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R in January 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition and results of operations.

In June 2005, FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 is not expected to have a material adverse effect on the Company's financial position or results of operations.

7.     SUBSEQUENT  EVENTS

In October 2005, the Company entered into an Agreement and Plan of Merger and Reorganization ("merger agreement"), with Starsys Research Corporation ("Starsys"), a Colorado corporation, and Scott Tibbitts, its largest shareholder. Pursuant to the merger agreement, Starsys will merge with and into a newly-created, wholly-owned subsidiary of the Company. Holders of Starsys common stock will become holders of the Company's common stock following the merger. The merger agreement is subject to a number of conditions described below, including effectiveness of a Form S-4 registration statement and approval of the respective shareholders of SpaceDev and Starsys.

     Merger Consideration. The Company will pay and issue the following consideration at the effective time of the merger, subject to adjustment as provided in the merger agreement:

-    cash  in  the  aggregate  amount  of  $1,500,000;  and

- an aggregate number of shares of the Company's common stock equal to the quotient of (A) $7,500,000 divided by (B) the greater of (1) $1.40 and (2) the lesser of (x) $1.90 and (y) the volume weighted average price of the Company's common stock for the preceding 20 trading days.

Fifty percent (50%) of the number of shares of the Company's common stock issued at closing will be deposited in escrow as security for the payment of indemnification claims under the merger agreement, which escrow will generally last until ten (10) days following the date of audited financial statements prepared for the surviving corporation for the fiscal year ending 2006 (i.e., approximately April 2007).

Following the merger, Starsys shareholders may also be entitled to receive, based on the achievement by the surviving corporation of certain performance criteria for each of the fiscal years ending December 31, 2005, December 31, 2006 and December 31, 2007, additional earnout consideration consisting of up to:

- For the fiscal year ended December 31, 2005, $350,000 in cash and an aggregate number of shares of the Company's common stock equal to the quotient of (A) $3,500,000 divided by (B) the greater of (1) $2.00 and (2) the volume weighted average price of the Company's common stock for the twenty (20) trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2005;

- For the fiscal year ended December 31, 2006, $350,000 in cash and an aggregate number of shares of the Company's common stock equal to the quotient of (A) $7,500,000 divided by (B) the greater of (1) $2.50 and (2) the volume weighted average price of the Company's common stock for the twenty (20) trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2006; and,

- For the fiscal year ended December 31, 2007, $350,000 in cash and an aggregate number of shares of the Company's common stock equal to the quotient of (A) $7,500,000 divided by (B) the greater of (1) $3.00 and (2) the volume weighted average price of the Company's common stock for the twenty (20) trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2007.

If any shares of the Company's common stock are payable as earnout consideration for the fiscal year ending December 31, 2005, fifty percent (50%) of those shares will be deposited in the escrow described above.

Each outstanding share of the Company's common stock will remain unchanged in the merger.

Working Capital Contribution. The Company will contribute $2.5 million to the working capital of the surviving corporation through the end of 2006.

Treatment of Stock Options and Warrants. The holders of options, warrants and other rights to purchase Starsys common stock must exercise such rights on or before the closing of the merger. Any options, warrants or other rights to purchase Starsys common stock which are not exercised prior to the closing of the merger will be cancelled and will terminate and expire as of that closing of the merger. The Company will assume no options, warrants or other rights to purchase Starsys common stock pursuant to the merger.

Loan Repayments. At the closing of the merger, the Company will (i) pay off the remaining principal and interest of all loans to Starsys from Vectra Bank Colorado, together with any other costs incurred in connection with those loans,
(ii) cancel and terminate the secured loan of $1.2 million and all accrued interest and fees, from the Company to Starsys (the "SpaceDev loan"), and (iii) pay off subordinated loans in the aggregate amount of approximately $920,000 owed by Starsys to certain Starsys shareholders. The Company will not be obligated to pay off more than $4,600,000 in the aggregate (excluding the amount of the SpaceDev loan) for all of the loans and related costs described above.

Reservation of Options. The Company has agreed to reserve for issuance to Starsys officers, employees and consultants options to buy a number of shares of the Company's common stock equal to at least 15% of the number of shares of the Company's common stock issued at the closing and as earnout consideration. The Company will seek approval of its shareholders to increase the amount of shares available under the Company's 2004 Equity Incentive Plan, or under a new stock or equity plan to be adopted, to provide sufficient reserves for the issuance of the options referenced above.

Representations, Warranties and Covenants. The Company and Starsys have made customary representations, warranties and covenants in the merger agreement, including, among others, covenants (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative business combination transactions, (ii) to cause shareholder meetings to be held to consider approval of the merger agreement (in the case of Starsys and the Company), and (iii) subject to certain exceptions, for the board of directors of Starsys to recommend adoption by its shareholders of the merger agreement and for our board of directors to recommend adoption by its shareholders of the merger agreement.

Conditions to Closing. Consummation of the merger is subject to certain closing conditions, including, among others, shareholder approvals, absence of governmental restraints, effectiveness of a Form S-4 registration statement, and accuracy of representations. The merger agreement allows Starsys and us to terminate the merger agreement upon the occurrence (or non-occurrence) of certain events.

Following the effective time of the merger, Scott Tibbitts, who is currently the Chief Executive Officer of Starsys, will become a director and executive officer of the Company.

In October 2005, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. whereby the Company issued 2,032,520 shares of its common stock to Laurus for an aggregate purchase price of $2,500,000, or $1.23 per share, representing 80% of the 20-day volume weighted average price of the Company's common stock through October 28, 2005. In conjunction with the Securities Purchase Agreement, the Company issued a five-year common stock purchase warrant to Laurus for the purchase of 450,000 shares of common stock at an exercise price of $1.93 per share. The Company has committed to register all of the shares of stock underlying the common stock and the warrant after the Form S-4 (described above) becomes effective. Also in conjunction with the agreement, the Company has agreed to pay Laurus a fee equal to 3.5% of the proceeds raised from them, exclusive of the proceeds obtained from the exercise of the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY," "SHOULD," "PLAN," "CONTINUE," OR "WILL," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE AND OTHER FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN THE BUSINESS RISKS SECTION OF THIS ITEM 2 AND ELSEWHERE IN THIS FORM 10-QSB, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10-QSB WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

We are engaged in the conception, design, development, manufacture, integration and operation of space technology systems, products and services. We are currently focused on the commercial and military development of low-cost microsatellites, nanosatellites and related subsystems, hybrid rocket propulsion for space, launch and human flight vehicles as well as associated engineering and technical services which are provided primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based launch vehicles, maneuvering and orbital transfer vehicles and safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our microsatellite and nanosatellite products and services in the future, virtually all of our current work is for branches of the United States military. We are also developing commercial hybrid rocket motors for use in small launch vehicles, targets and sounding rockets, and small, high-performance space vehicles and subsystems for commercial customers.

During the first nine months of 2005, 93% of our net sales were generated from direct government contracts and 7% were generated from government-related work through subcontracts with others. In 2004, approximately 90% of our net sales were generated by government or government-related work. We anticipate that over 90% of net sales generated during the remainder of 2005 will be generated by government or government-related work. We will continue to seek both government and commercial business and anticipate that net sales from government sources will to continue to represent in excess of 70% of our net sales for the next several years as we increase our government and commercial marketing efforts for both of our technology and product areas. Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.

At this time, over 90% of our forecasted sales for 2005 are under contract or near contract award. We may not be able to win enough new business to achieve our targeted growth projection or to maintain a positive cash flow position. During the first nine months of 2005, we submitted five bids for government or commercial programs and continued our work with the United States Congress to identify directed funding for our programs.

In order to perform the Missile Defense Agency contract on schedule and successfully execute other existing and new business opportunities, we must substantially increase our staff and hire new engineers or subcontract the work to third parties. We are actively seeking to hire spacecraft and propulsion engineers, and we are investigating various partnership arrangements to increase resource availability.

RECENT  DEVELOPMENTS

In October 2005, we entered into an Agreement and Plan of Merger and Reorganization, which we refer to as the merger agreement, with Starsys Research Corporation, a Colorado corporation, and Scott Tibbitts, its largest shareholder. Pursuant to the merger agreement, Starsys will merge with and into a newly-created, wholly-owned subsidiary of SpaceDev. Holders of Starsys common stock will become holders of our common stock following the merger. The merger agreement is subject to a number of conditions described below, including effectiveness of a Form S-4 registration statement and approval of the respective shareholders of SpaceDev and Starsys.

Merger Consideration. We will pay and issue the following consideration at the effective time of the merger, subject to adjustment as provided in the merger agreement:

-    cash  in  the  aggregate  amount  of  $1,500,000;  and

-    an  aggregate number of shares of our common stock equal to the quotient of
     (A) $7,500,000 divided by (B) the greater of (1) $1.40 and (2) the lesser of (x) $1.90 and (y) the volume weighted average price of our common stock for the preceding 20 trading days.

Fifty percent (50%) of the number of shares of our common stock issued at closing will be deposited in escrow as security for the payment of indemnification claims under the merger agreement, which escrow will generally last until ten days following the date of audited financial statements prepared for the surviving corporation for the fiscal year ending 2006 (i.e., approximately April 2007).

Following the merger, Starsys shareholders may also be entitled to receive, based on the achievement by the surviving corporation of certain performance criteria for each of the fiscal years ending December 31, 2005, December 31, 2006 and December 31, 2007, additional earnout consideration consisting of up to:

- For the fiscal year ended December 31, 2005, $350,000 in cash and an aggregate number of shares of our common stock equal to the quotient of (A) $3,500,000 divided by (B) the greater of (1) $2.00 and (2) the volume weighted average price of our common stock for the twenty trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2005;

- For the fiscal year ended December 31, 2006, $350,000 in cash and an aggregate number of shares of our common stock equal to the quotient of (A) $7,500,000 divided by (B) the greater of (1) $2.50 and (2) the volume weighted average price of our common stock for the twenty trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2006; and,

- For the fiscal year ended December 31, 2007, $350,000 in cash and an aggregate number of shares of our common stock equal to the quotient of (A) $7,500,000 divided by (B) the greater of (1) $3.00 and (2) the volume weighted average price of our common stock for the twenty trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2007.

If any shares of our common stock are payable as earnout consideration for the fiscal year ending December 31, 2005, fifty percent (50%) of those shares will be deposited in the escrow described above.

Each  outstanding share of our common stock will remain unchanged in the merger.

Working Capital Contribution. We will contribute $2.5 million to the working capital of the surviving corporation through the end of 2006.

Treatment of Stock Options and Warrants. The holders of options, warrants and other rights to purchase Starsys common stock must exercise such rights on or before the closing of the merger. Any options, warrants or other rights to purchase Starsys common stock which are not exercised prior to the closing of the merger will be cancelled and will terminate and expire as of that closing of the merger. We will assume no options, warrants or other rights to purchase Starsys common stock pursuant to the merger.

Loan Repayments. At the closing of the merger, we will (i) pay off the remaining principal and interest of all loans to Starsys from Vectra Bank Colorado, together with any other costs incurred in connection with those loans, (ii) cancel and terminate the secured loan of $1.2 million and all accrued interest and fees, from us to Starsys, and (iii) pay off subordinated loans in the aggregate amount of approximately $920,000 owed by Starsys to certain Starsys shareholders. We will not be obligated to pay off more than $4,600,000 in the aggregate (excluding the amount of our loan to Starsys) for all of the loans and related costs described above.

Reservation of Options. We have agreed to reserve for issuance to Starsys officers, employees and consultants options to buy a number of shares of our common stock equal to at least 15% of the number of shares of our common stock issued at the closing and as earnout consideration. We will seek approval of our shareholders to increase the amount of shares available under our 2004 Equity Incentive Plan, or under a new stock or equity plan to be adopted, to provide sufficient reserves for the issuance of the options referenced above. In September 2005, we made a secured loan to Starsys in the principal amount of $1.2 million. The loan accrues interest at 8% per annum and matures on December 31, 2005, or earlier in certain circumstances. Principal or interest payments are due before maturity. The maturity date may be accelerated upon the occurrence of certain events of default. The loan is secured by a security interest in all of the assets of Starsys, subject to an intercreditor agreement with Vectra Bank Colorado, National Association.

Our proposed acquisition of Starsys exposes us to a number of risks, including those described below under "Risks Related to the Proposed Acquisition of Starsys."

In July 2005, we were awarded a small contract by Lunar Enterprise Corporation, a wholly owned subsidiary of Space Age Publishing Company to perform the work necessary to create a conceptual mission architecture and mission design for a human servicing mission to the Lunar south pole targeted for the period of 2010 to 2015. We were awarded an earlier phase by Lunar Enterprise for a conceptual mission and spacecraft design for a lunar lander program to further analyze launch opportunities, spacecraft design, trajectory possibilities, potential landing areas, available technologies for a small radio astronomy system, and communications and data handling requirements. These contracts are expected to result in revenues of $125,000 and $150,000, respectively. The current contract calls for us to identify and evaluate existing technology, technology currently under development, and proposed technology that could be developed by NASA, other countries or the private sector in time to be incorporated into the mission.

On July 18, 2005, we were awarded a subcontract to provide scientific, engineering, development and programmatic support to the development and demonstration of innovative SSA (space situational awareness) nanosatellite
(<15kg) spacecraft. SSA is the ability to search, identify and monitor spacecrafts for the purpose of obtaining space superiority. The subcontract covers the conceptual/preliminary phase of development and includes all aspects of potential systems from the platforms and associated payloads to the links and nodes and ground support. The cost plus fixed fee subcontract is expected to result in revenues of approximately $400,000, but only $120,000 has been funded at this time. We expect to complete this subcontract by December 2005. We believe a subcontract for the next phase of the project will be awarded at the beginning of 2006 to complete the system requirements review of the development phase. We will need to bid and compete for the next-phase subcontract if it is awarded.

On June 27, 2005, we were awarded a $1.25 million fixed price subcontract by Andrews Space, Inc. to design a small spacecraft that will travel to the vicinity of the Moon through a gravity tunnel that is part of the InterPlanetary Superhighway, a route which requires significantly less fuel than conventional trajectories. In early June 2005, we were awarded a letter subcontract not to exceed $100,000 by Andrews for the same program. The overall program, which Andrews has signed with NASA, is to design, develop, launch, and operate a small low-cost spacecraft, called SmallTug, on a mission to the Lunar L1 point to demonstrate key technologies and advanced orbital mechanics in support of NASA's human and robotic exploration of the Moon and Mars. On September 14, 2005, we were notified by Andrews that the subcontract was cancelled. Revenues for the nine months ended September 30, 2005 were approximately $400,000, including our final invoice to Andrews.

For a description of our other material ongoing contracts, please see our Form 10-KSB for the year ended December 31, 2004.

CRITICAL  ACCOUNTING  STANDARDS

Our revenues transitioned in 2003 and early 2004 from being based primarily on fixed-price contracts, where revenues are recognized using the percentage -of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs, to primarily cost plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed. Losses on contracts are recognized when they become known and reasonably estimable (see Notes to the Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.


RESULTS  OF  OPERATIONS

 NINE MONTHS ENDED SEPTEMBER 30, 2005 -VS.- NINE MONTHS ENDED SEPTEMBER 30, 2004

Net  Sales

Our net sales increased by approximately 72% to $5,943,000 for the nine months ended September 30, 2005 compared to net sales of $3,446,000 for the same period in 2004. Net sales increased due to our acquisition of and performance under new and existing government contracts. Net sales in the 2005 period reflected our continued work on the Missile Defense Agency Task Order 2 contract of approximately $4,114,000 which is part of our March 31, 2004 Missile Defense Agency contract described below. We also recorded net sales on ongoing Small Business Innovation Research contracts with the Air Force Research Laboratory. These contracts are both for Phase II efforts, and are for SpaceDev's Small Launch Vehicle and our micro and nanosatellite bus and subsystem designs work. Net sales for these contracts totaled $592,000 and $509,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, we started our Phase I effort with Andrews Space which had revenues for the nine months ended September 30, 2005 of $393,000.

Net sales for the nine months ended September 30, 2004 included $957,000 from the Air Force Research Laboratory Phase II contract, $1,141,000 from the Missile Defense Agency Phase I, $318,000 also from the Missile Defense Agency Phase 0 contract (which was the precursor to Phase I contract), $610,000 from the SpaceShipOne program and $200,000 from our Defense Advanced Research Projects Agency contract for the study of Novel Satcom Microsat Constellation Deployment.

On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract to conduct a microsatellite distributed sensing experiment, an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. The total five-year contract provides for a maximum of $43,362,271 in aggregate payments. We expect to complete the work under the contract before March 2009. The contract is a milestone-based, multiyear, multiphase contract and had an effective start date of March 1, 2004. The first phase was completed on September 30, 2004 and generated approximately $1.14 million of revenue. The second phase of the contract began in October 2004, and is expected to generate a total of approximately $8.3 million of revenue over approximately 16 months. During the nine months ended September 30, 2005, we recognized approximately $4,114,000 of revenue from this second phase. The overall contract called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsats to be networked on-orbit with high speed laser communications technology. In addition to the three networked microsat under our Phase II task order, the $43 million contract also envisioned an option for a second three microsats using laser communication technology. We were recently informed that the Missile Defense Agency had re-routed the laser communications experiment that would use this option to another program and that they would not be exercising their option for the additional microsats at this time; however, the contract vehicle remains at $43 million and leaves open the opportunity for some other purchase to take its place. We continue on-time and on-budget for delivery of the first three microsats. We estimate that the second cluster would have represented approximately $10 million of the $43 million contract, and have reduced our current backorder accordingly. We believe the remaining unbilled contract backlog amount of $33 million to be secure. We are currently proposing our Phase III task order and the Missile Defense Agency continues to be very pleased with our progress on the three microsat distributed sensing experiment and while we cannot be assured of any new business, the Missile Defense Agency was encouraging and excited about continuing a productive business relationship with us.


Cost  of  Sales

For the nine months ended September 30, 2005, cost of sales were approximately $4,572,000, or 76.9% of net sales, as compared to approximately $2,703,000, or 78.4% of net sales, during the same period in 2004. Cost of sales consists of direct and allocated costs associated with individual contracts. The increase in cost of sales was directly tied to increases in net sales, and the decrease in cost of sales as a percentage of net sales was due to improved systems and processes for management of our projects and improved labor productivity. Gross margin improvement is limited due to the cost plus fixed fee nature of our contracts.

Operating  Expenses

Operating expenses increased from $649,000, or 18.8% of net sales, for the nine months ended September 30, 2004 to approximately $1,148,000, or 19.3% of net sales, for the nine months ended September 30, 2005. Operating expenses include general and administrative expenses and marketing and sales expenses.

- Marketing and sales expenses increased from approximately $336,000, or 9.7% of net sales, for the nine months ended September 30, 2004, to approximately $493,000, or 8.3% of net sales, during the same period in 2005. The increase was attributable to the allocation of a portion of the personnel costs of our Vice President of New Business Development and our Chief Executive Officer to marketing and sales expenses as well as costs associated with the preparation and submission of bids for new projects.

- General and administrative expenses increased from $314,000, or 9.1% of net sales, for the nine months ended September 30, 2004 to $655,000, or 11.0% of net sales, for the nine months ended September 30, 2005. The increase was attributable to the increase in personnel, including a human resources director and a contract administrator, and upcoming SEC compliance efforts, including those related to the Sarbanes-Oxley Act of 2002 and FASB 123(R). Research and development costs are included in general and administrative expenses and did not comprise a significant portion of general and administrative expenses for the nine months ended September 30, 2004 and 2005.

Non-Operating  Expense  (Income)

Non-operating expense (income) consisted of deferred gain on the sale of our building, other non-cash loan fees and expenses and interest expense. Interest expense did not comprise a significant portion of non-operating expense during the nine months ended September 30, 2004 or 2005. We recorded non-operating income for the nine months ended September 30, 2005.

- We recognized approximately $88,000 of deferred gain on the sale of our building during each of the nine month periods ended September 30, 2005 and 2004, and we will continue to amortize the remaining deferred gain of approximately $860,000 into non-operating income over the remainder of the lease of the building, which is schedule to expire in 2013.

- We recorded loan fees related to our revolving credit facility of $29,000 and $2,457,000 for the nine months ended September 30, 2005 and 2004, respectively. Although we did not have a balance on our revolving credit facility during the nine months ended September 30, 2005, we recorded $29,000 in non-cash loan fees upon Laurus's exercise of warrants to acquire 50,000 shares of our common stock, which were granted in 2004 in connection with the revolving credit facility. Additional non-cash loan fees will be recorded as the warrants granted to Laurus related to the revolving credit facility are exercised.

Net  Income  and  EBITDA

Net income was approximately $348,000, or 5.9% of net sales, compared to a net loss of approximately $2,332,000, or 67.7% of net sales, for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, we had earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $331,000, or 5.6% of net sales, compared to approximately $149,000, or 4.3% of net sales, for the nine months ended September 30, 2005 and 2004.

The following table reconciles EBITDA to net income (loss) for the nine months ended September 30, 2005 and 2004:





FOR THE NINE-MONTHS ENDING . .  SEPTEMBER 30, 2005    September 30, 2004
                                         (UNAUDITED)           (Unaudited)
NET INCOME (LOSS). . . . . . .  $           348,412   $        (2,332,304)
------------------------------  --------------------  --------------------

Interest Income. . . . . . . .              (69,632)               (5,619)
Interest Expense . . . . . . .                2,283                62,633
Gain on Building Sale. . . . .              (87,953)              (87,954)
Loan Fee - Equity Conversion.                28,875             2,456,794
Provision for income taxes . .                1,200                     -
Depreciation and Amortization.              108,265                55,236
------------------------------  --------------------  --------------------
EBITDA . . . . . . . . . . . .  $           331,450   $           148,786
------------------------------  --------------------  --------------------


EBITDA is a non-GAAP financial measure and should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations). We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. Our management regularly evaluates our progress based on EBITDA. Beginning in 2003 through the quarter ended September 30, 2005, we showed continued improvement in net sales as well as in EBITDA.

                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]

 THREE MONTHS ENDED SEPTEMBER 30, 2005 -VS.- THREE MONTHS ENDED SEPTEMBER 30,
                                      2004

Net  Sales

Net sales increased by approximately 82% to approximately $2,234,000 for the three months ended September 30, 2005, compared to net sales of approximately $1,230,000 for the same period in 2004. Net sales increased due to our acquisition of and performance under new and existing government contracts. Net sales in the 2005 period reflected our continued work on our Missile Defense Agency Task Order 2 contract of approximately $1,432,000, which is part of our March 31, 2004 Missile Defense Agency contract. We also recorded net sales on Small Business Innovation Research contracts with the Air Force Research Laboratory. These contracts are both for Phase II efforts, and are for SpaceDev's Small Launch Vehicle and our micro and nanosatellite bus and subsystem designs work. Net sales for these contracts totaled $178,500 and $140,000for the three months ended September 30, 2005, respectively. We also had some ongoing smaller programs with Andrews Space, which had revenues for the three months ended September 30, 2005 of $293,000. We expect to generate a total of approximately $8 million in revenue in 2005 from the Missile Defense Agency program, $4,114,000 of which has already been recorded.

Net sales for the three months ended September 30, 2004 included approximately $584,000 from the Missile Defense Agency Phase I contract, $283,000 from the Air Force Research Laboratory Phase II contract and $216,000 from the SpaceShipOne program.

Cost  of  Sales

For the three months ended September 30, 2005, cost of sales was approximately $1,709,000 or 76.5% of net sales, compared to approximately $953,000, or 77.5% of net sales, during the same period in 2004. Cost of sales consists of our direct and allocated costs associated with individual contracts. The increase in cost of sales was directly tied to increases in net sales, and the decrease in cost of sales as a percentage of net sales was due to improved systems and processes for management of our projects and improved labor productivity. Gross margin improvement is limited due to the cost plus fixed fee nature of our contracts.

Operating  Expenses

Operating expenses increased from approximately $228,000, or 18.6% of net sales, for the three months ended September 30, 2004 to approximately $442,000, or 19.8% of net sales, for the three months ended September 30, 2005. Operating expenses include general and administrative expenses and marketing and sales expenses.

- Marketing and sales expenses increased from approximately $120,000, or 9.8% of net sales, for the three months ended September 30, 2004, to approximately $189,000, or 8.4% of net sales, during the same period in 2005. The increase was attributable to the allocation of a portion of the personnel costs of our Vice President of New Business Development and our Chief Executive Officer to marketing and sales expenses as well as costs associated with the preparation and submission of bids for new projects.

- General and administrative expenses increased from approximately $108,000, or 8.8% of net sales, for the three months ended September 30, 2004 to approximately $253,000, or 11.3% of net sales, for the same period in 2005. The increase was attributable to the increase in personnel, including a human resources director and a contract administrator, and upcoming SEC compliance efforts, including those related to the Sarbanes-Oxley Act of 2002 and FASB 123(R). Research and development costs are included in general and administrative expenses and did not comprise a significant portion of general and administrative expenses for the nine months ended September 30, 2004 and 2005.

Non-Operating  Expense  (Income)

Non-operating expense (income) consisted of deferred gain on the sale of our building, other non-cash loan fees and expenses and interest expense. Interest expense did not comprise a significant portion of non-operating expense during the three months ended September 30, 2005. We recorded non-operating income for the three months ended September 30, 2005.

- We recognized approximately $29,000 of the deferred gain on the sale of our building during each of the three month periods ending September 30, 2005 and 2004, respectively, and we will continue to amortize the remaining deferred gain of approximately $860,000 into non-operating income over the remainder of the lease of the building, which is schedule to expire in 2013.

- We recorded loan fees related to our revolving credit facility of approximately $0 and $663,000 for the three months ended September 30, 2005 and 2004, respectively. Additional loan fees will be recorded as the warrants granted to Laurus related to the revolving credit facility are exercised.

Net  Income  and  EBITDA

Net income was approximately $136,000, or 6.1% of net sales for the three months ended September 30, 2005, compared to a net loss of approximately $603,000, or 49.0% of net sales, for the same three-month period in 2004. We had EBITDA of approximately $127,000, or 5.7% of net sales for the three months ended September 30, 2005, compared to EBITDA of approximately $72,000, or 5.8% of net sales, for the three months ended September 30, 2004.

The following table reconciles EBITDA to net income (loss) for the three months ended September 30, 2005 and 2004:





FOR THE THREE MONTHS ENDED . . . . . .  SEPTEMBER 30, 2005    September 30, 2004
                                                 (UNAUDITED)           (Unaudited)
NET INCOME (LOSS). . . . . . . . . . .  $           136,251   $          (602,888)
--------------------------------------  --------------------  --------------------

Interest Income. . . . . . . . . . . .              (24,848)               (5,619)
Interest Expense . . . . . . . . . . .                  452                23,110
Non-Cash Interest exp. (Debt Discount)                    -                     -
Gain on Building Sale. . . . . . . . .              (29,318)              (29,318)
Loan Fee - Equity Conversion. . . . .                     -               663,481
Provision for income taxes . . . . . .                  452                     -
Depreciation and Amortization. . . . .              244,128                22,749
--------------------------------------  --------------------  --------------------
EBITDA . . . . . . . . . . . . . . . .  $           127,065   $            71,515
--------------------------------------  --------------------  --------------------


Please see the disclosure above concerning the use, and limitations, of EBITDA as a non-GAAP financial measure.

LIQUIDITY  AND  CAPITAL  RESOURCES

           Overview

Although we remained cash flow positive during the first nine months of 2005, we will need to raise additional capital to fulfill our obligations, estimated between $2.5 million and $5 million, in connection with the Starsys acquisition. We anticipate that such funds will come from public or private sales of equity or debt securities. In October 2005, we entered into a Securities Purchase Agreement with Laurus pursuant to which we issued and sold 2,032,520 shares of our common stock to Laurus for an aggregate purchase price of $2,500,000 or $1.23 per share. (See Note 8 to the Financial Statements for more information regarding the October 2005 financing.) In addition to amounts required in connection with the Starsys acquisition, we may require investor or customer funding of $10 to $30 million in the near future in order to execute our current business plan. Such funds could come from further public or private sales of equity or debt securities, or government and commercial customers, or a combination of both.

Our plan to increase cash generation from operations depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) generating substantial new revenue from the Missile Defense Agency program by successfully performing under our existing contract and continuing to attract and successfully complete other government and commercial contracts. The Missile Defense Agency contract is staged, and we cannot guarantee that all subsequent phases will be awarded or will be awarded to us. Recent budget cuts may affect government spending on these space-based contracts.

With the exception of our investment in a fabrication facility for our hybrid rocket motor testing, for which we expect to incur approximately $1.5 million over the next twelve months, we do not believe that significant capital expenditures will be required to increase sales; however, additional capital may be required to support and sustain our growth. We may also be required to make certain capital expenditures to bring our facilities into compliance with classified government projects if and when awarded to us, although at this time we have insufficient information to estimate the cost of any such measures.

During the nine months ended September 30, 2005, we raised approximately $648,000 through the exercise of options and warrants and from participation in our Employee Stock Purchase Plan. During the nine months ended September 30, 2004, we raised approximately $5,258,000 through a combination of conversions on our revolving credit facility and exercises of options and warrants.

On March 31, 2004, we negotiated an amendment to our Secured Convertible Note dated June 3, 2003 with Laurus to add a fixed conversion price at $0.85 per share for the next $500,000 converted under the revolving credit facility after the initial $1 million conversion. In exchange for the amendment, Laurus granted us a six-month waiver to utilize the full revolving credit facility in advance of our obtaining sufficient eligible accounts receivable. On August 25, 2004, we negotiated an amendment to our Secured Convertible Note to add a fixed conversion price at $1.00 per share for the next $1 million converted under the revolving credit facility after the $500,000 mentioned above. In exchange for the amendment, Laurus granted us a waiver to utilize the full revolving credit facility in advance of our obtaining sufficient eligible accounts receivable and committed to convert the entire $1 million into equity by the end of 2004. At December 31, 2004, Laurus had converted approximately $2,272,000 of debt into 2,990,000 shares under the revolving credit facility.

There are no outstanding borrowings under the Laurus revolving credit facility. We currently have available borrowing capacity of approximately $1.5 million under the revolving credit facility, subject to certain accounts receivable limitation or subsequent waivers with Laurus. The borrowing limit under the revolving credit facility varies based upon our eligible outstanding accounts receivable. The credit facility will expire in June 2006, unless sooner terminated by either party. We would be required to pay Laurus a termination fee for early termination of the revolving credit facility.

Other than cash on hand and amounts available under the Laurus revolving credit facility, we have no unused sources of liquidity at this time.

CASH  FLOWS

Net decrease in cash during the nine months ended September 30, 2005 was approximately $1,046,000 compared to a net increase of approximately $3,487,000 for the same nine-month period in 2004. Net cash provided by operating activities totaled approximately $313,000 for the nine months ended September 30, 2005, an increase of approximately $247,000 compared to approximately $66,000 provided by operating activities during the same nine-month period in 2004. The improvement in cash from operating activities resulted from our acquisition of and performance under new and existing government contracts.

Net cash used in investing activities totaled approximately $1,978,000 for the nine months ended September 30, 2005, compared to approximately $166,000 used in investing activities during the same nine-month period in 2004. The increase in cash used in investing activities was attributable to the $1.2 million bridge loan we entered into with Starsys, our purchase of certain fixed assets related to the construction of our fabrication and test facility for hybrid rocket motors and the purchase of additional computer hardware and software tools .

Net cash provided by financing activities totaled approximately $619,000 for the nine months ended September 30, 2005, which is a decrease of approximately $2,967,000 from the approximately $3,586,000 provided by financing activities during the same nine-month period in 2004. The difference is attributable to warrant and option exercises and the receipt of $2.5 million from the sale of preferred stock to Laurus in August 2004.

Our cash, cash reserves and cash available for investment decreased slightly to approximately $4,022,000 at September 30, 2005, compared to approximately
$4,079,000 at September 30, 2004. The decrease was attributable to cash generated from operations, the receipt of $2.5 million from the issuance of preferred stock to Laurus in August 2004, the exercise of stock options and warrants throughout the first nine months of 2005 of approximately $600,000 as well as those exercised during the same period in 2004 and advances/conversions under our revolving credit facility in 2004, which offset the bridge loan to Starsys on September 14, 2005. Cash plus accounts receivable increased approximately 14% from approximately $4.5 million at September 30, 2004 to approximately $5.1 million at September 30, 2005.

Our backlog of funded and non-funded business was approximately $33 million at September 30, 2005, compared to approximately $44 million at September 30, 2004. With respect to the Missile Defense Agency program, we expect to generate a total of approximately $8 million in revenue in 2005. We were informed in September 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for a second cluster, at this time; however, the Missile Defense Agency also informed us of several other opportunities that might replace the laser communications experiment and while we cannot be assured of any new business, the Missile Defense Agency was encouraging and excited about continuing a productive business relationship with us. As a result of this notification, we reduced our backlog by approximately $10 million. The Missile Defense Agency contract is an IDIQ contract, meaning it is an indefinite delivery, indefinite quantity contract which can be re-funded up to the $43 million ceiling with other microsatellites or new business without further signature authority. Although the Missile Defense Agency contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and, if continued, that it will generate the amounts anticipated.

We had a net deferred tax asset of approximately $2,193,000 and $2,218,000 at September 30, 2005 and 2004, respectively, which consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of deferred gain on sale of building and research and development credits. Deferred income taxes represent temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased from $2,318,000 at December 31, 2004 to $2,193,000 at September 30, 2005.

We had federal and state tax net operating loss and capital loss carryforwards of approximately $4,325,000 and $1,629,000 at September 30, 2005 respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California suspended the utilization of net operating loss for 2002 and 2003, and limited them for 2004.

RECENT  ACCOUNTING  PRONOUNCEMENTS

A   number  of  new  accounting  pronouncements  have  been  issued  for  future implementation as discussed in the footnotes to our interim financial statements (see Note 7).

OFF  BALANCE  SHEET  ARRANGEMENTS

We do not have any off-balance sheet arrangements, as defined in Item303(c)(2) of Regulation S-B.

BUSINESS  RISKS

The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

     SOME OF OUR GOVERNMENT CONTRACTS ARE STAGED AND WE CANNOT GUARANTEE THAT ALL STAGES OF THE CONTRACTS WILL BE AWARDED TO US OR AT ALL.

Some of our government contracts, including our March 31, 2004 Missile Defense Agency contract, are phased contracts, in which the customer may determine to terminate the contract between phases for any reason. For example, we were informed in September 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for a second cluster, at this time; however, the Missile Defense Agency also informed us of several other opportunities that might replace the laser communications experiment and while we cannot be assured of any new business, the Missile Defense Agency was encouraging and excited about continuing a productive business relationship with us. Accordingly, the entire contract amount may not be realized by us. In the event that subsequent phases of some of our government contracts, including but not limited to the Missile Defense Agency contract, are not awarded to us, it could have a material adverse effect on our and financial position and results of operations.

     HISTORICALLY, OUR REVENUES FROM OPERATIONS HAVE NOT BEEN SUFFICIENT TO SUPPORT OUR BUSINESS.

In prior years, our revenues from operations have not been sufficient to fund our operations. The success of our business depends upon our ability to generate revenue from existing contracts and continuing to attract and successfully complete additional government and commercial contracts, and the receipt of additional financing. Successful execution of existing contracts and the acquisition of new business depends, in part, on our development of project management expertise to profitably execute on current and future contracts. Our new business opportunities may come from a variety of sources, including state and federal grants and government and commercial customer programs. However, if we are in need of further funding, we may be unable to obtain such funding or contracts as needed or on terms favorable to us. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.

     IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

We will need additional financing to fund our obligations in connection with the Starsys acquisition. In the past, we have not been able to generate sufficient cash from our operating activities and have relied upon cash from financing activities to fund part of the cash requirements of our business. Additional financing may not be available to us on acceptable terms, or at all. Any inability to obtain needed financing would hinder our ability to close the Starsys acquisition while funding our projected operating needs. Any financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock likely will include financial and other covenants that will restrict our operating flexibility and our ability to pay dividends to shareholders.

     WE FACE SIGNIFICANT COMPETITION AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO.

We face significant competition for our government and commercial contracts. Many of our competitors have greater resources than we do and may be able to devote greater resources than us to research and development, and marketing. Given the sophistication inherent in our operations, larger competitors may have a significant advantage and may be able to more efficiently adapt and implement technological advances.

     WE  MAY  NOT  SUCCESSFULLY  OR  TIMELY  DEVELOP  PRODUCTS.

Many of our products and technologies (including our hybrid rocket technology) are currently under various stages of development. Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability. Additionally, the final cost of development cannot be determined until development is complete. Our ongoing and future product development will depend, in part, on the ability to timely complete our projects within estimated cost parameters and ultimately deploy the product in a cost-effective manner.

     THE  MARKETPLACE  FOR  OUR  TECHNOLOGY  AND  PRODUCTS  IS  UNCERTAIN.

The demand for our technology, products and services is uncertain and we may not obtain in a sufficient market share to sustain our business or to increase profitability. Our business plan assumes that near-term revenues will be generated largely from government contracts for microsatellites with a long-term commercial market developing for private manned and unmanned space exploration. Because microsatellites and commercial space exploration are still relatively new concepts, it is difficult to accurately predict the ultimate size of the market. Many of our products and services are new and unproven, and the true level of consumer demand is uncertain. Lack of significant market acceptance of our products and services, delays in such acceptance, or failure of markets to develop could negatively affect our business, financial condition, and results of operations.

     A SUBSTANTIAL PORTION OF OUR NET SALES ARE GENERATED FROM GOVERNMENT CONTRACTS, WHICH MAKES US SUSCEPTIBLE TO THE UNCERTAINTIES INHERENT IN THE GOVERNMENT BUDGETING PROCESS. IN ADDITION, MANY OF OUR CONTRACTS CAN BE TERMINATED BY THE CUSTOMER.

Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts. Government budgets are subject to the prevailing political climate, which is subject to change at any time. Additionally, awarded contracts could be altered or terminated prior to the time we recognize our projected revenue. Many contracts have "exit ramp" provisions, which provide the customer the right to terminate the contract for any of a variety of reasons, including but not limited to, non-performance by us. Many contracts are awarded in phases where future phases are not guaranteed to us.

     OUR LIMITED OPERATING HISTORY AND LACK OF EXPERIENCE IN OUR NEW OR PROPOSED LINES OF BUSINESS MAKES IT DIFFICULT TO PREDICT OUR FUTURE SUCCESS.

We launched our first microsatellite, CHIPSat, in January 2003 and, on June 21st, September 29th and October 4th, 2004, our hybrid rocket technology was first utilized in connection with the SpaceShipOne launch. We intend to provide microsatellites to early adopters, primarily the U.S. military (e.g., the Missile Defense Agency), and hybrid rocket motors to government and commercial customers (e.g., the Air Force Research Laboratory and Scaled Composites). However, we have limited operating history and, as a result, our historical financial information is of limited value in projecting our future success in these markets.

     OUR PRODUCTS AND SERVICES ARE TECHNOLOGICALLY ADVANCED AND MAY NOT FUNCTION UNDER CERTAIN CONDITIONS.

Most of our products are technologically advanced and sometimes novel systems that must function under demanding operating conditions. Our products may not be successfully launched or operated, or perform as intended. Like most organizations that have launched satellite programs, we, in the future, will likely, experience some product and service failures, schedule delays, and other problems in connection with our products. Our products and services are and will continue to be subject to significant technological change and innovation. Our success will generally depend on our ability to continue to conceive, design, manufacture and market new products and services on a cost-effective and timely basis. We anticipate that we will incur significant expenses in the design and initial manufacture and marketing of new products and services.

     LAUNCH  FAILURES  COULD  HAVE  SERIOUS  ADVERSE  AFFECTS  ON  OUR BUSINESS.

A launch failure of one of our microsatellites could have series adverse effects on our business because a large portion of contract payment is often contingent on a successful launch. Microsatellite launches are subject to significant risks the realization of which can cause disabling damage to or total loss of a microsatellite. Delays in the launch could also adversely affect our net sales as the customer may have timing requirements for milestone payments or we may have guarantee requirements. Delays could be caused by a number of factors, including:

- designing, constructing, integrating, or testing the microsatellite, microsatellite components, or related ground systems;
- delays in receiving the license necessary to operate the microsatellite systems;
-    delays  in  obtaining  the  customer's  payload;
-    delays  related  to  the  launch  vehicle;
-    weather;  and
-    other  events  beyond  our  control.

Delays and the perception of potential delay could negatively affect our marketing efforts and limit our ability to obtain new contracts and projects.

     OUR EXPANSION INTO OTHER NEW LINES OF BUSINESS MAY DIVERT MANAGEMENT'S ATTENTION FROM OUR EXISTING OPERATIONS AND PROVE TO BE TOO COSTLY.

Our current business plan contemplates the migration of our technology from projects into products for microsatellites and hybrid rocket motors over the next several years. In the meantime, we are investigating other applications of our technology and other markets for our technologies and prospective products. Our expansion into new lines of business may be difficult for us to manage because they may involve different disciplines and require different expertise than our core business. Consequently, this expansion may divert management's time and attention away from our core business, and we may need to incur significant expenses in order to develop the expertise, and reputation we desire. Any revenues generated by new lines of business may not be significant enough to offset the expenditures required to enter such business, or provide the anticipated return on investment.

     OUR  SUCCESS  DEPENDS  ON  OUR  ABILITY  TO  RETAIN  OUR  KEY  PERSONNEL.

Our success is dependent upon the efforts of certain key members of our management and engineering team, including our chief executive officer, James W. Benson, our president and Chief Financial Officer, Richard B. Slansky, our vice president of engineering, Frank Macklin and our vice president of programs and new business development, Randall K. Simpson. The loss of any of these persons could have a material adverse effect on us. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel. The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us. We do not maintain key man life insurance on any of our key personnel.

     WE ARE SUBJECT TO SUBSTANTIAL REGULATION. ANY FAILURE TO COMPLY WITH EXISTING REGULATIONS, OR INCREASED LEVELS OF REGULATION, COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

Our  business  activities  are  subject  to  substantial  regulation  by various agencies and departments of the United States government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations or, "ITAR." Exports of our products, services and technical information require either Technical Assistance Agreements or licenses from the U.S. Department of State depending on the level of technology being transferred. This includes recently published regulations restricting the ability of U.S.-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United
States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. The government has indicated that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. Failure to comply with any of the above mentioned regulations could have serious adverse effects as dictated by the rules associated with compliance to the ITAR regulations.

In addition, the space industry has specific regulations with which we must comply. Command and telemetry frequency assignments for space missions are regulated internationally by the International Telecommunications Union, or "ITU". In the United States, the Federal Communications Commission, or "FCC," and the National Telecommunications Information Agency, or "NTIA," regulate command and telemetry frequency assignments. All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the U.S. Air Force. In addition, all commercial space launches that we would perform require a license from the Department of Transportation. Satellites that are launched must obtain approvals for command and frequency assignments. For international approvals, the FCC and NTIA obtain these approvals from the ITU. These regulations have been in place for a number of years to cover the large number of non-government commercial space missions that have been launched and put into orbit in the last 15 to 20 years. Any commercial deep space mission that we would perform would be subject to these regulations.

 We are also required to obtain permits, licenses, and other authorizations under federal, state, local and foreign laws and regulations relating to the environment. Our failure to comply with applicable law or government regulations, including any of the above-mentioned regulations, could have serious adverse effects on our business.

     OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

The market prices of securities of technology-based companies like ours are highly volatile. The market price of our common stock has fluctuated significantly in the past. During the 52-week period ended November 1, 2005, the high and low closing price of a share of our common stock was $2.31 and $1.43, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others:

-    deviations  in  our  results  of  operations  from  estimates,
-    changes  in  estimates  of  our  financial  performance,
-    changes  in  market valuations of similar companies and stock market price,
-    our  proposed  acquisition  of  Starsys,  and
-    volume  fluctuations  generally.

Additionally, until the full effects of our cost reduction efforts become clear, including whether those cuts have a long-term negative impact on revenues, it is likely that our quarter-to-quarter performance will be unpredictable and our stock price particularly volatile.

     OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBJECT TO AN ANNUAL LIMITATION ON THEIR UTILIZATION, WHICH MAY INCREASE OUR TAXES AND DECREASE NET INCOME AND CASH FLOWS.

At December 31, 2004 and September 30, 2005, we had federal and state tax net operating loss and capital loss carryforwards of approximately $2,218,000 and $2,193,000, respectively. The federal and state tax loss carryforwards will expire in 2023 and 2013, respectively, unless previously utilized. The State of California suspended the utilization of net operating loss for 2002 and 2003 and limited them for 2004. If our net operating loss carryforwards are subject to an annual limitation on their utilization, our taxes may increase and our cash flows and net income may decrease.

     THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT CONTROL OVER IMPORTANT POLICY DECISIONS AND COULD DELAY OR PREVENT CHANGES IN CONTROL.

As of November 1, 2005, our executive officers and directors together beneficially owned approximately 45% of the issued and outstanding shares of our common stock. As a result, these persons could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving us, among other things. In addition, through control of the board of directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

     OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS ESSENTIAL TO THE GROWTH AND DEVELOPMENT OF OUR PRODUCTS AND SERVICES.

We rely on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage. We have a program and plan to protect our intellectual property through a combination of license agreements, patents, trademarks, service marks, copyrights, trade secrets, restricted access and other methods. If any of these programs, plans or agreements are not successful in protecting our intellectual property, our business prospects could be materially adversely affected.

     OUR ABILITY TO SOURCE AND OBTAIN COMPONENTS AND RAW MATERIALS COULD AFFECT OUR ABILITY TO SATISFY CUSTOMER ORDERS OR CONTRACTS.

We purchase a significant percentage of our components, including structural assemblies, electronic equipment, and computer chips, from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in our projects or in the provision of our services. If our sources for components and raw materials are unavailable to us for any reason, we may experience increased costs and possible delays in securing alternative sources of supply. In addition, we cannot guarantee that alternative sources of supply would be available if and when required by us. The failure to source and obtain needed components and raw materials could result in the loss of existing contracts and negatively affect our prospects for entering into new contracts.

     OUR  LIMITED  INSURANCE MAY NOT COVER ALL RISKS INHERENT IN OUR OPERATIONS.

We may find it difficult to insure certain risks involved in our operations, including mircosatellite or launch vehicle failures. Insurance market conditions or factors outside of our control at the time insurance is purchased could cause premiums to be significantly higher than current estimates. Additionally, the U.S. Department of State has published regulations which could significantly affect the ability of brokers and underwriters to place insurance for certain launches. These factors could cause other terms to be significantly less favorable than those currently available, may result in limits on amounts of coverage that we can obtain, or may prevent us from obtaining insurance at all. Furthermore, proceeds from insurance may not be sufficient to cover losses.

     OUR GROWTH MAY NOT BE MANAGEABLE AND OUR BUSINESS COULD SUFFER AS A RESULT.

Even if we are successful in obtaining new business, failure to manage the growth could adversely affect our operations. We may experience extended periods of very rapid growth, and our acquisition of Starsys is expected to significantly increase our size. This growth could place a significant strain on our management, operating, financial and other resources. Our future performance will depend in part on our ability to manage growth effectively. We must develop management information systems, including operating, financial, and accounting systems and expand, train, and manage employees to keep pace with growth. Our inability to manage growth effectively could negatively affect results of operations and the ability to meet obligations as they come due..

     OUR BUSINESS COULD BE ADVERSELY AFFECTED BY TERRORIST ATTACKS AND OTHER NATIONAL AND INTERNATIONAL EVENTS.

Our business partially depends on activities regulated by various agencies and departments of the U.S. government and other companies that rely on the government. In the recent past, in response to terrorists activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience an increase in operating costs, including costs for transportation, insurance, and security, as a result of terrorist activities and threats..

     WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK IN THE PAST AND DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value. In addition, the revolving credit facility with Laurus and the terms of our preferred stock currently restrict, and any other credit or borrowing arrangements that we may enter into may in the future restrict or limit, our ability to pay common stock dividends to our shareholders.

     OUR COMMON SHAREHOLDERS MAY EXPERIENCE DILUTION IF OUR PREFERRED STOCK IS CONVERTED OR OUR OUTSTANDING WARRANTS AND OPTIONS ARE EXERCISED

As of November 1, 2005, we are obligated to issue 3,616,226 shares of our common stock if all of our outstanding warrants are exercised and shares of preferred stock converted. In addition, as of November 1, 2005, we have outstanding stock options to purchase an aggregate of 4,756,266 shares of our common stock. The total number of shares, issuable upon the exercise of currently vested warrants, options and preferred stock (8,372,492 shares) represents approximately 34% of our issued and outstanding shares of common stock as of November 1, 2005. Our common shareholders may experience dilution if additional shares are issued upon conversion or exercise of our warrants, options and preferred stock.

     BECAUSE OUR STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES, BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN OUR SECURITIES MAY BE ADVERSELY AFFECTED.

Transactions in our common stock are currently subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend our securities to persons other than institutional accredited investors must:

-    make  a  special  written  suitability  determination  for  the  purchaser;

-    receive  the  purchaser's written agreement to a transaction prior to sale;

- provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

- obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

RISKS  RELATED  TO  THE  PROPOSED  ACQUISITION  OF  STARSYS

The following risks relate to our proposed acquisition of Starsys. The acquisition of Starsys is subject to several conditions and may not occur.

     IF WE AND STARSYS FAIL TO EFFECTIVELY INTEGRATE OUR OPERATIONS, WHERE IT MAKES SENSE TO DO SO, THE COMBINED COMPANY MAY NOT REALIZE ALL THE POTENTIAL BENEFITS OF THE MERGER.

The integration of SpaceDev and Starsys may become a time consuming and expensive process and may disrupt the combined company's operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, the combined company's results of operations could be harmed, employee morale could decline, key employees could leave, customers could cancel existing orders or choose not to place new ones and the combined company could have difficulty complying with regulatory requirements. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. Following the merger, SpaceDev and Starsys may operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter difficulties, costs and delays involved in integrating their operations, including the following:

- failure to successfully manage relationships with customers and other important relationships;

- failure of customers to accept new services or to continue using the products and services of the combined company;

- difficulties in successfully integrating the management teams and employees of the two companies;

- challenges encountered in managing larger, more geographically dispersed operations;

-    the loss of key employees;

- diversion of the attention of management from other ongoing business concerns;

-    potential incompatibilities of technologies and systems;

- potential difficulties integrating and harmonizing financial reporting systems; and

-    potential incompatibility of business cultures.

If the combined company's operations after the merger do not meet the expectations of existing customers of either company, these customers may reduce the amount of business or cease doing business with the combined company altogether, which would harm the results of operations and financial condition of the combined company.

If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of our common stock may decline after the merger. The market price of our common stock may decline as a result of the merger if:

-    the integration of the two companies is unsuccessful;

- the combined company does not achieve the expected benefits of the merger as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated;

-    the  combined  company's  financial   results  after  the  merger  are  not
     consistent  with  the  expectations  of  financial  or  industry  analysts;

- the anticipated operating and product synergies of the merger are not realized; or

- the combined company experiences the loss of significant customers or employees as a result of the merger.

     FAILURE TO COMPLETE THE MERGER COULD ADVERSELY AFFECT OUR FUTURE BUSINESS AND OPERATION AS WELL AS THE MARKET PRICE OF OUR COMMON STOCK.

The merger is subject to the satisfaction of closing conditions, including the approval by both SpaceDev and Starsys shareholders, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not completed, we may be subject to a number of risks, including:

- the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed;

- we could suffer the loss of customers, revenues and employees due to uncertainties resulting from an uncompleted merger; and

- our costs related to the merger, such as legal, accounting and advisory fees, must be paid even if the merger is not completed, and such costs would reduce our reported earnings or increase our reported loss, for the period when it was determined that the merger would not be consummated.

     COMPLETION OF THE MERGER MAY RESULT IN DILUTION OF OUR FUTURE EARNINGS PER SHARE.

The completion of the merger may not result in improved earnings per share or a financial condition superior to that which would have been achieved by us on a stand-alone basis. The merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that either company has made, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of our earnings per share, or increase in loss per share, as compared to the earnings per share that would have been achieved by us if the merger had not occurred.

     THE COSTS ASSOCIATED WITH THE MERGER ARE DIFFICULT TO ESTIMATE, MAY BE HIGHER THAN EXPECTED AND MAY HARM THE FINANCIAL RESULTS OF THE COMBINED COMPANY.

We estimate that we and Starsys will incur aggregate direct transaction costs of approximately $1.8 million associated with the merger include legal fees, accounting fees, investment banking costs, etc. , and additional costs associated with consolidation and integration of operations, which cannot be estimated accurately at this time. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.

     OUR  BUSINESS  COULD  SUFFER  DUE  TO  THE  ANNOUNCEMENT AND CLOSING OF THE
MERGER.

Further disclosures concerning the merger, and closing of the merger, may have a negative impact on our ability to sell our products and services, attract and retain key management, technical, sales or other personnel, maintain and attract new customers and maintain strategic relationships with third parties. For example, we and Starsys may experience deferrals, cancellations or declines in the size or rate of orders for their respective products or services or a deterioration in our respective customer or business partner relationships. Any such events could harm the operating results and financial condition of the combined company following the merger.

     OUR OPERATING RESULTS MAY SUFFER AS A RESULT OF PURCHASE ACCOUNTING TREATMENT AND THE IMPACT OF AMORTIZATION OF INTANGIBLE ASSETS RELATED TO THE MERGER.

In accordance with U.S. generally accepted accounting principles that apply to us, the merger will be accounted for using the purchase method of accounting, which will result in incremental expenses that could have an adverse impact on the market value of our common stock following completion of the merger. Under the purchase method of accounting, the total estimated purchase price will be allocated to Starsys' net tangible assets and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. Goodwill is not amortized but is tested for impairment at least annually. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, the combined company may be required to record material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company's results of operations. Changes in earnings per share, including changes that result from this incremental expense, could adversely affect the trading price of our common stock.

ITEM  3.  CONTROLS  AND  PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES

None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The annual meeting of the shareholders of SpaceDev, Inc. was held at 13855 Stowe Drive, Poway, California 92064, on August 12, 2005, at 9:00 A.M. Out of a total of 22,176,446 shares outstanding on the date of record, 20,759,923 shares, or approximately 93%, were voted in person or by proxy. The following proposals were presented and passed by the amounts indicated below:

PROPOSAL 1: To elect seven directors to hold office until the 2006 Annual Meeting of Stockholders:



                                                         BROKER
ISSUE                 FOR         AGAINST   ABSTAIN      NON-VOTES    TOTAL
-------------  -----  ----------  -------  ---------     ---------    ----------
Benson, Jim .  Total  20,730,496     0        29,427     1,416,523    22,176,446
Benson, Susan  Total  20,653,996     0       105,927     1,416,523    22,176,446
Blake . . . .  Total  20,730,416     0        29,507     1,416,523    22,176,446
Estes . . . .  Total  20,730,516     0        29,407     1,416,523    22,176,446
Huntress. . .  Total  20,730,516     0        29,407     1,416,523    22,176,446
McClendon . .  Total  20,729,416     0        30,507     1,416,523    22,176,446
Schaffer. . .  Total  20,280,516     0        29,407     1,866,523    22,176,446
Walker. . . .  Total  20,730,616     0        29,307     1,416,523    22,176,446
Slansky, R. .  Total  20,730,436     0        29,507     1,416,503    22,176,446




PROPOSAL 2: To approve the appointment of PKF, Certified Public Accountants, as our independent public accountants for the fiscal year ending December 31, 2005:

                                                         BROKER
ISSUE                 FOR         AGAINST   ABSTAIN      NON-VOTES    TOTAL
-------------  -----  ----------  -------  ---------     ---------    ----------
Accountants    Total  20,725,419   14,892     19,612     1,416,523    22,176,446



PROPOSAL  3:  To  amend  the  Company's  2004  Equity  Incentive  Plan:

                                                        BROKER
ISSUE                 FOR         AGAINST   ABSTAIN     NON-VOTES    TOTAL
-------------  -----  ----------  -------  ---------    ----------    ----------
Stock Option   Total  11,470,356  345,754     42,565    10,317,771    22,176,446
Plan



ITEM  5.     OTHER  INFORMATION

None.


* Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

ITEM  6.     EXHIBITS


Exhibits

Starsys  Loan  Agreement, dated as of September 8, 2005 by
   and between SpaceDev Inc., and Starsys Research Corporation              10.1

Starsys Secured Promissory Note, dated as of September 8, 2005 by
   and between SpaceDev Inc., and Starsys Research Corporation              10.2

Agreement and Plan of Merger Reorganization dated as of
   October 24, 2005 *t                                                      10.3

Securities Purchase Agreement, dated as of October 31,2005,  by
  and  between  SpaceDev, Inc.,  and Laurus Master Fund, Ltd. **            10.4

Registration Rights Agreement, dated as of October 31, 2005, by
   and between SpaceDev, Inc., and Laurus Master Fund, Ltd. **              10.5

Common Stock Purchase Warrant of the Company, dated as of
October 31, 2005 in favor of Laurus Master Fund, Ltd. **                    10.6

Certificate of James W. Benson Pursuant to Rule 13a-14(a)promulgated
   under the Securities and Exchange act of 1934 as amended                 31.1

Certificate of Richard B. Slansky Pursuant to Rule 13a-14(a) promulgated
   under the Securities and Exchange act of 1934 as amended                 31.2

Certificate of James W. Benson Pursuant to Section 1350 of
   Chapter 63 of Title 18 U.S. Code                                         32.1

Certificate of Richard B. Slansky Pursuant to Section 1350 of
   Chapter 63 of Title 18 U.S. Code                                         32.2


*    Incorporated by reference to the Registrant's Form 8-K filed
     October 26, 2005

**   Incorporated by reference to the Registrant's Form 8-K filed
     November 3, 2005

t Certain exhibits and schedules have been omitted and SpaceDev agrees to furnish to the Commission supplementally a copy of any omitted exhibits or schedules upon request.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPACEDEV,  INC.
                                         Registrant


Dated:  November  14,  2005              /s/  James  W.  Benson
                                         --------------------------
                                         James  W.  Benson
                                         Chief  Executive  Officer



Dated:  November  14,  2005              /s/  Richard  B.  Slansky
                                         ---------------------------
                                         Richard  B. Slansky
                                         President & Chief Financial Officer