Form 10QSB/A
period 2005-12-01
SPACEDEV INC
filed 2005-12-02
CIK 1031833

FORM 10-QSB/A
                                 (AMENDMENT NO. 1)
                     U.S. SECURITIES AND EXCHANGE COMMISSION

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


                                      PAGE

EXPLANATORY NOTE: This Amendment No. 1 corrects a typographical error in the Form 8-K filed on October 26, 2005. The merger agreement provides that the number of shares issuable upon the earnout potentially payable for the fiscal year ending December 31, 2005 is based on a dollar amount of $3,000,000, which is the numerator in the stated quotient formula for the number of shares issuable. This dollar amount was erroneously reported as $3,500,000 in the original filing. Except for such correction, this Amendment No. 1 does not otherwise modify or update the original Form 8-K filing. For convenience of the reader, this Amendment No. 1 repeats the complete text of the Form 8-K, including the items which have not been amended.


                                 SPACEDEV, INC.
                        AMENDMENT NO. 1 TO FORM 10-QSB
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


                                      PAGE


                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                          SPACEDEV, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




--------------------------------------------------------------------------  -------------  -------------
--------------------------------------------------------------------------  -------------  -------------

At September 30, . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2005           2004
--------------------------------------------------------------------------  -------------  -------------

 ASSETS

 CURRENT ASSETS
      Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .     $4,022,243     $4,078,593
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .      1,096,645        427,358
      Work in progress . . . . . . . . . . . . . . . . . . . . . . . . . .         10,412          5,754
      Note receivable (Note 5) . . . . . . . . . . . . . . . . . . . . . .      1,326,453              -
--------------------------------------------------------------------------  -------------  -------------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      6,455,753      4,511,705

 FIXED ASSETS - NET. . . . . . . . . . . . . . . . . . . . . . . . . . . .        822,980        248,066

 OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64,469         43,042
--------------------------------------------------------------------------  -------------  -------------
                                                                               $7,343,202     $4,802,813
--------------------------------------------------------------------------  -------------  -------------
--------------------------------------------------------------------------  -------------  -------------
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

Following the merger, Starsys shareholders may also be entitled to receive, based on the achievement by the surviving corporation of certain performance criteria for each of the fiscal years ending December 31, 2005, December 31, 2006 and December 31, 2007, additional earnout consideration consisting of up to:

- For the fiscal year ended December 31, 2005, $350,000 in cash and an aggregate number of shares of the Company's common stock equal to the quotient of (A) $3,000,000 divided by (B) the greater of (1) $2.00 and (2) the volume weighted average price of the Company's common stock for the twenty (20) trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2005;

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

Following the merger, Starsys shareholders may also be entitled to receive, based on the achievement by the surviving corporation of certain performance criteria for each of the fiscal years ending December 31, 2005, December 31, 2006 and December 31, 2007, additional earnout consideration consisting of up to:

- For the fiscal year ended December 31, 2005, $350,000 in cash and an aggregate number of shares of our common stock equal to the quotient of (A) $3,000,000 divided by (B) the greater of (1) $2.00 and (2) the volume weighted average price of our common stock for the twenty trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2005;

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

ITEM  6.     EXHIBITS


Exhibits

Starsys  Loan  Agreement, dated as of September 8, 2005 by
   and between SpaceDev Inc., and Starsys Research Corporation ***    10.1

Starsys Secured Promissory Note, dated as of September 8, 2005 by
   and between SpaceDev Inc., and Starsys Research Corporation ***    10.2

Agreement and Plan of Merger Reorganization dated as of
   October 24, 2005 *t                                                      10.3

Securities Purchase Agreement, dated as of October 31,2005,  by
  and  between  SpaceDev, Inc.,  and Laurus Master Fund, Ltd. **            10.4

Registration Rights Agreement, dated as of October 31, 2005, by
   and between SpaceDev, Inc., and Laurus Master Fund, Ltd. **              10.5

Common Stock Purchase Warrant of the Company, dated as of
October 31, 2005 in favor of Laurus Master Fund, Ltd. **                    10.6

Certificate of James W. Benson Pursuant to Rule 13a-14(a)promulgated
   under the Securities and Exchange act of 1934 as amended                 31.1

Certificate of Richard B. Slansky Pursuant to Rule 13a-14(a) promulgated
   under the Securities and Exchange act of 1934 as amended                 31.2

Certificate of James W. Benson Pursuant to Section 1350 of
   Chapter 63 of Title 18 U.S. Code                                         32.1

Certificate of Richard B. Slansky Pursuant to Section 1350 of
   Chapter 63 of Title 18 U.S. Code                                         32.2


*    Incorporated by reference to the Registrant's Form 8-K filed
     October 26, 2005

**   Incorporated by reference to the Registrant's Form 8-K filed
     November 3, 2005

***  Previously filed

t Certain exhibits and schedules have been omitted and SpaceDev agrees to furnish to the Commission supplementally a copy of any omitted exhibits or schedules upon request.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPACEDEV,  INC.
                                         Registrant


Dated:  December 1,  2005         /s/  James  W.  Benson
                                         --------------------------
                                         James  W.  Benson
                                         Chief  Executive  Officer



Dated:  December 1,  2005         /s/  Richard  B.  Slansky
                                         ---------------------------
                                         Richard  B. Slansky
                                         President & Chief Financial Officer