Form 10QSB/A
period 2005-06-30
SPACEDEV INC
filed 2005-12-22
CIK 1031833

FORM 10-QSB/A
                                 AMENDMENT NO. 1


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


Explanatory Note - This Form 10-QSB/A is being filed solely for the purpose of re-filing the redacted Exhibit 10.1 (Subcontract - Small Tug: Miniature Flight Experiment Demonstrating Cislunar Tug Technologies dated July 27, 2005) and does not reflect any events occurring after the date of filing of the original Form 10-QSB or otherwise modify or update any of the information contained therein.



                                      PAGE

                                 SPACEDEV, INC.
                         AMENDMENT NO. 1 TO FORM 10-QSB
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

ITEM  1.     LEGAL  PROCEEDINGS
None.

ITEM  2.     CHANGES  IN  SECURITIES
None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None.

ITEM  5.     OTHER  INFORMATION
None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits





Subcontract - Small Tug:  Miniature Flight Experiment Demonstrating Cislunar
     Tug Technologies  dated  July  27,  2005 . . . . . . . . . . . . . . . . . . . . . . . .   10.1
Statement of Work - Small Tug:  Miniature Flight Experiment Demonstrating Cislunar
     Tug Technologies  dated  July  27,  2005 . . . . . . . . . . . . . . . . . . . . . . . .   10.2
Certificate of James W. Benson Pursuant to Rule 13a-14(a) promulgated under the
     Securities and Exchange act of 1934 as amended. . . . . . . . . . . . . . . . . . . . . .  31.1
Certificate of Richard B. Slansky Pursuant to Rule 13a-14(a) promulgated under the
     Securities and Exchange act of 1934 as amended. . . . . . . . . . . . . . . . . . . . . .  31.2
Certificate of James W. Benson Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code. .  32.1
Certificate of Richard B. Slansky Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code  32.2

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

                                                                 SPACEDEV,  INC.
                                                                      Registrant


Dated:  December 22,  2005                         /s/  James  W.  Benson
                                                          ----------------------
                                                               James  W.  Benson
                                                       Chief  Executive  Officer



Dated:  December 22,  2005                      /s/  Richard  B.  Slansky
                                                       -------------------------
                                                            Richard  B.  Slansky
                                         President  &  Chief  Financial  Officer

                                       33
                                      PAGE