Form 10KSB
period 2005-12-31
SPACEDEV INC
filed 2006-03-28
CIK 1031833

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[  X  ]     ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
ACT  OF  1934

For  the  Fiscal  Year  Ended  December  31,  2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     Yes  [ ]          No  [X]

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

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $9,005,011

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, (the closing price of such stock, as reported by the NASD Over-the-Counter Bulletin Board) as of March 3, 2006 was $19,018,271.

As of March 3, 2006, Registrant had outstanding 28,689,416 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes [ ]  No [X]


                                      PAGE


                                TABLE OF CONTENTS

TABLE  OF  CONTENTS                                                           II
PART  I                                                                        1
    ITEM  1. DESCRIPTION  OF  BUSINESS                                         1
        Forward  Looking  Statements                                           1
        General                                                                1
        Business  Strategy                                                     8
        Products  and  Services;  Market                                       9
        Components  and  Raw  Materials                                       11
        Competition                                                           12
        Regulation                                                            13
        Employees                                                             15
        Intellectual  Property                                                15
    ITEM  2. DESCRIPTION  OF  PROPERTY                                        16
    ITEM  3. LEGAL  PROCEEDINGS                                               16
    ITEM  4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      16
PART  II                                                                      17
    ITEM  5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTER, AND SMALL
    BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES                       17
        Market  Information                                                   17
    ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        18
        Selection  of  Significant  Contracts                                 20
        Liquidity  and  Capital  Resources                                    26
        Cash  Position                                                        27
        Risk  Factors                                                         30
    ITEM  7. FINANCIAL  STATEMENTS                                            44
    ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL  DISCLOSURE                                                     44
    ITEM  8A.  CONTROLS  AND  PROCEDURES                                      44
    ITEM  8B.  OTHER  INFORMATION                                             44
PART  III                                                                     45
    ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT                  45
        Committees  Of  The  Board  Of  Directors                             48
        Section  16  Beneficial  Ownership  Reporting  Compliance             48
    ITEM  10. EXECUTIVE  COMPENSATION                                         49
        Executive  Officer  Compensation                                      49
        Director  Compensation                                                51
    ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    AND RELATED  STOCKHOLDER  MATTERS                                         54
        Equity  Compensation  Plan  Information                               56
    ITEM  12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS              56
    ITEM  13. EXHIBITS                                                        58
    ITEM  14. PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                      63
CONSOLIDATED  FINANCIAL  STATEMENTS                                          F-1

                                      PAGE II

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

FORWARD  LOOKING  STATEMENTS

     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation," in this Form 10-KSB and in our other SEC reports.

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

     Actual results could differ materially from those anticipated by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.


GENERAL

     SpaceDev, Inc. (the "Company," "SpaceDev," "we," "us" or "our") is engaged in the conception, design, development, manufacture, integration and operations of space technology subsystems, systems, products and services. We are currently focused on the commercial and military development of low-cost microsatellites, nanosatellites and related subsystems, and hybrid rocket propulsion for space and launch vehicles, as well as on providing the associated engineering technical services to government, aerospace and other commercial enterprises. Our products and solutions are sold directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based launch vehicles, orbital Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets, and small high performance space vehicles and subsystems.

     Starsys Research Corporation was acquired by SpaceDev on January 31, 2006 in a tax-free forward triangular merger, renamed Starsys, Inc., and is now a wholly-owned subsidiary of SpaceDev. Starsys is engaged in the design and manufacture of mechanical and electromechanical subsystems and components for spacecraft. Starsys' subsystems enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components. Starsys manufactures a wide range of products that include bi-axis gimbals, flat plate gimbals, solar array pointing mechanisms, deployable booms, separation systems, thermal louvers, actuators, restraint devices and cover systems. Starsys' products are sold both as "off-the-shelf" catalog products, which represent previously qualified devices with spaceflight history, and as custom systems that are developed for specific applications. Starsys' products are typically sold directly to spacecraft manufacturers. Starsys' customer base is segregated into three major segments:
(1) domestic and international commercial spacecraft (communication and imaging satellites), (2) civil spacecraft (NASA) that are primarily scientific in nature and (3) defense spacecraft that support the United States' military capability. Starsys also offers products to non-space customers, including aerospace, maritime, and industrial customers.

     Starsys' engineering and manufacturing capabilities position the company to provide both mechanical and electromechanical subsystems for spacecraft. Starsys' strategy is to identify opportunities to develop products from custom mechanical and electromechanical subsystems. To extend the product life cycle, Starsys has developed and expanded this "product platforms" business model.
Product platforms are subsystems for which non-recurring and development engineering have been retired and for which there is continued customer demand. Starsys' product offerings currently include High Output Paraffin ("HOP") actuators, hinges, battery bypass switches, thermal louvers, bi-axial gimbals and solar array drives, among others. The product life cycle for this type of product within the space industry is approximately 15 years.

     The acquisition of Starsys fundamentally changed our profile. Starsys is a mature operating company with 2005 revenues of approximately $18 million and 2005 losses of approximately $3.4 million. We believe there are numerous potential synergies between the historic SpaceDev business, and Starsys' business.

     Our historic SpaceDev business approach is to provide smaller spacecraft - generally 250 kg (550 pounds) mass and less - and cleaner, safer hybrid propulsion systems to commercial, government, university and limited international customers. We are developing smaller spacecraft and miniaturized subsystems using proven, lower cost, high-quality off-the-shelf components. Our space products are modular and reproducible, which allows us to create affordable space solutions for our customers. By utilizing our innovative technology and experience, and space-qualifying commercial industry-standard hardware, software and interfaces, we provide increased reliability with reduced costs and risks.

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

     We were incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI"). SpaceDev, LLC of Colorado was originally formed in 1997 for commercial space exploration and was the sole owner of shares of common stock of SpaceDev (a Nevada corporation) ("SpaceDev"), formed on August 22, 1997. On October 22, 1997, PDGI issued 8,245,000 of its $0.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev stock, SpaceDev was merged into PDGI and, on December 17, 1997, PDGI changed its name to SpaceDev, Inc. After the merger, SpaceDev, LLC, changed its name to SD Holdings, LLC. We became a publicly traded company in October 1997 and are currently trading on the National Association of Securities Dealers' Over-the-Counter Bulletin Board ("OTCBB") under the symbol "SPDV."

     In February 1998, we acquired Integrated Space Systems, in San Diego. Most of the Integrated Space Systems employees were former commercial Atlas launch vehicle engineers and managers who worked for General Dynamics in San Diego. As SpaceDev employees, they primarily develop systems and products based on hybrid rocket motor technology and launch vehicle systems.

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

     On June 21, 2004, our proprietary hybrid rocket motor technology successfully powered SpaceShipOne on its fourth and most important history-making flight to space. SpaceDev powered SpaceShipOne well beyond the 50 mile altitude required to be considered a space flight, and helped to create the world's first private sector astronaut. After being released by the White
Knight, SpaceShipOne's test pilot, Mike Melvill, fired the rocket motor at the planned altitude and the rocket motor then propelled SpaceShipOne to over 328,000 feet in approximately 80 seconds, flying near Mach 5.0.

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

     Although we were not the recipient of the Ansari X Prize, it was a contest designed to jumpstart the space tourism industry through competition among the most talented entrepreneurs and rocket experts in the world. SpaceShipOne was built and launched with private funds from Paul Allen. The craft was able to carry equivalent weight of three people to 100 kilometers (62.5 miles) and return safely to earth. The competition followed in the footsteps of more than 100 aviation incentive prizes offered between 1905 and 1935 credited with spawning today's multibillion-dollar air transport industry. By helping SpaceShipOne succeed, we were instrumental in moving the private space community closer to realizing its vision of creating safe, affordable, commercial human space flight.
                                      PAGE 4


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

     Also, on July 9, 2003, we were awarded a Phase I Small Business Innovation Research contract by Air Force Research Lab to design and effectively begin the development of our small launch vehicle. The SpaceDev Small Launch Vehicle will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The SpaceDev Small Launch Vehicle concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract was valued at approximately $100,000, and was a fixed price, milestone-based agreement, which was completed in about one year. The Phase II of this SBIR contract was awarded on September 29, 2004 and is worth approximately $1,557,000. The contract outlines the development and test firing of our large Common Core Booster for the SpaceDev Small Launch Vehicle. Congress has awarded us approximately $3.0 million in additional funding for this project, which became available in late 2005. We believe that there is additional interest by Congress in providing further funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us.

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

     On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment, an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. This effort will be accomplished in a phased approach, with the first phase, or "Task Order," for approximately $1.1 million awarded on April 1, 2004 and completed by September 30, 2004. The second Task Order for approximately $8.3 million was awarded on October 20, 2004. We expect to complete the work under the contract before March 2009. Government contract funds will not expire at the end of the current government fiscal year. The microsatellite distributed sensing experiment is intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense. The milestone-based, multiyear, multiphase contract had an effective start date of March 1, 2004. Approximately $1.14 million of revenue was generated under the first phase of this contract. The first Task Order, resulted in a detailed mission and microsatellite design. The second Task Order, originally expected to be completed by January 2006, was extended at the request of the Missile Defense Agency, and is expected to be completed by March 31, 2006. The overall contract calls for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology. The third phase is anticipated to begin in April 2006.

     On July 18, 2005, we were awarded a subcontract to provide scientific, engineering, development and programmatic support to the development and demonstration of innovative SSA (space situational awareness) nanosatellite
(<15kg) spacecraft. SSA is the ability to search, identify and monitor spacecrafts for the purpose of obtaining space superiority. The subcontract covers the conceptual/preliminary phase of development and includes all aspects of potential systems from the platforms and associated payloads to the links and nodes and ground support. The cost plus fixed fee subcontract resulted in revenues of approximately $120,000. We completed this subcontract in December 2005. We submitted a proposal and were awarded the next-phase subcontract in the amount of $1.2 million, and expect to begin work on this phase in March, 2006.

STARSYS  -  CUSTOMERS

     Starsys' business is focused on mechanical and electro-mechanical systems, sub-systems and components that support assembly of spacecraft by its customers. Those customers, primarily the Prime Contractors in the aerospace market, support the government and commercial end users by integrating its products into higher level assemblies and spacecraft. Lockheed Martin Companies, Boeing

Company, Northrop Grumman Space Technologies, ITT Industries, and Swales Aerospace are prime contract customers, which have each accounted for 10% or more of Starsys' consolidated revenues in recent years. Starsys has multiple contracts with each of these customers and we do not believe any single customer contract is material to Starsys. The remainder of Starsys' business is with multiple customers that support the Department of Defense through the prime contractors, and the commercial spacecraft market, the civil spacecraft market, and NASA, including through Small Business Innovative Research (SBIR) grants and Long Term Agreements (LTA's) with the prime contractors.

     Starsys' business development process is generally competitive bid in response to a request for proposal (RFP) that is generated by Starsys' potential customers. These proposals have various bases, including firm fixed price, cost plus fixed fee, and time and materials. Starsys typically prepares between ten and twenty proposals in a given month and it usually has one to three weeks to respond to the request.

     These proposals are managed by product area. Starsys defines three specific product areas for its business: electromechanical systems, which include motors, control, and logic; mechanical systems, which include spring and paraffin driven mechanisms as well as deployable structures; and catalog products, which include release mechanisms, hinges and thermal control devices. Starsys also executes on long term build to print contracts with some of the prime contractors.

     Starsys averages between 55 and 70 active programs at any time and the average duration of its programs is 11 months, with programs as short as 60 days and as long as three years. Currently this mix is approximately 70% in support of governmental work, both open and classified, 20% commercial, and 10% with NASA, but this mix changes frequently with new contract awards.

     During 2005 and 2004, approximately 82% and 78%, respectively of Starsys' total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government prime contractors. Most of Starsys' U.S. government contracts are funded incrementally on a year-to-year basis.

     Major contracts with the U.S. government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts. Approximately 9% of revenues from U.S. government contracts in 2005 were derived from cost-reimbursable contracts and 91% of revenues from U.S. government contracts were derived from fixed price contracts. Approximately 5% of revenues from U. S. government contracts in 2004 were derived from cost-reimbursable contracts and 95% of revenues from U.S. government contracts were derived from fixed-price contracts. Under a cost-reimbursable contract, Starsys recovers its actual allowable costs incurred, allocable overhead costs and a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the customer's evaluation of its performance in terms of the criteria stated in the contract. Starsys' fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, Starsys bears the risk of loss due to increased cost, although some of this risk may be passed on to subcontractors. Fixed-price incentive fee contracts provide for sharing by Starsys and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by Starsys, although some of this risk may be passed on to subcontractors.

     All of Starsys' U.S. government contracts and, in general, its subcontracts with other U.S. government prime contractors provide that such contracts may be terminated for convenience by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which Starsys would be required to suspend production. In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. Starsys derives a significant portion of its revenues from U.S. government contracts.

BUSINESS  STRATEGY

     Our strategy is based on the belief that innovative advancements in technology and the application of standard business processes and practices will make access to space much more practical and affordable. We believe these factors will cause growth in certain areas of space commerce and will create new space markets and increased demand for our proprietary products.

     Our  business  strategy  for  our  historical  SpaceDev  operations  is to:

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

- Produce and fly commercial missions, in conjunction with partners and investors, throughout the inner solar system;

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

- Decreases schedule time and lowers total project costs, thereby providing greater value and increases return on investment for us and our customers; and,

-    Tends  to  create  barriers  to  entry by and competition from competitors.

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

     In addition, we are working with potential partners to create new markets that can generate new space-related service, media, tourism and commercial revenue streams. While we believe that certain space market opportunities are still several years away, we are currently working with industry-leading potential partners to develop unique enabling technology for the potentially very large sub-orbital manned space plane tourism market; and, creating a new unmanned Beyond Earth Orbit commercial market with spacecraft derived from our NASA JPL Mars MicroMission and Boeing Lunar Orbiter mission design contracts.

OUR  SPACECRAFT  PRODUCTS  AND  SERVICES

     Microsatellites & Nanosatellites - We design and build micro - and nanosatellites. The primary benefit of micro- and nanosatellites is lower cost and weight. Since we can dramatically reduce manufacturing costs and the costs to launch the satellites to earth-orbit and deep space, we can pass those cost savings on to our customers. Small, inexpensive satellites were once the exclusive domain of scientific and amateur groups; however, smaller satellites are now a viable alternative to larger, more expensive ones, as they provide cost-effective solutions to traditional problems. We design and build low cost, high-performance space-mission solutions involving microsatellites (generally less than 100 kg) and even smaller satellites (less than 50 kg). Our approach is to provide smaller spacecraft and compatible low cost, safe hybrid propulsion space systems to a growing market of commercial, government and potentially international customers.

     BD-II (Boeing Delta-II compatible) spacecraft buses - We have a qualified microsatellite bus available to sell as a standard, fixed-price product to government and commercial customers needing an affordable satellite for small payloads. We began developing this product in 1999, when we were selected as the mission designer, spacecraft bus provider, integrator and mission operator of the University of California at Berkeley Space Sciences Laboratory's Cosmic Hot Interstellar Plasma Spectrometer ("CHIPS") mission. CHIPSat was launched on January 12, 2003. The satellite achieved 3-axis stabilization with all individual components and systems successfully operating and continues to work well in orbit.

     Maneuvering and orbital Transfer Vehicle - Our Maneuvering and orbital Transfer Vehicle system is a family of small, throttleable, and restartable propulsion and integrated satellite products. Our Maneuvering and orbital Transfer Vehicle can be used as a standard propulsion module to transport a customer's payload to different orbits. The Maneuvering and orbital Transfer Vehicle provides the change in velocity and maneuvering capabilities to support a wide variety of applications for on-orbit maneuvering, proximity operations, rendezvous, inspection, docking, surveillance, protection, inclination changes and orbital transfers.

     Spacecraft and Subsystem Design - We also provide access to space through innovative solutions currently lacking in the marketplace. Our approach is to provide smaller spacecraft - generally 250 kg mass and less - and compatible hybrid propulsion space systems to commercial, university and government customers. The small spacecraft market is supported by the evolution and enabling of microelectronics, common hardware & software interface standards, and smaller launch vehicles. Reduction of the size and mass of traditional spacecraft electronics has reduced the overall spacecraft size, mass, and volume over the past 10 to 15 years. For example, our miniature flight computer is only 24 cubic inches and provides 300 million instructions per second of processing power versus a competitor's more "traditional" solution that requires about 63 cubic inches and only provides 10 MIPS.

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

     Mission Control and Operations - Our mission control and operations center, located in our headquarters building near San Diego, coupled with our mission control and operations package, is Internet-based and allows for the operation and control of missions from anywhere in the world that has access to the Internet. CHIPSat was the first U.S. mission to use end-to-end satellite operations with TCP/IP and FTP. While this concept has been analyzed and demonstrated by the NASA OMNI team, CHIPSat is the first to implement the concept as the only means of satellite communication. A formation-flying cluster or constellation of TCP/IP-based microsatellites, similar to the cluster of microsats we are developing for the Missile Defense Agency, can be designed to communicate directly with each other, as in a wide area network in space. Provided any one satellite/node in this network is in line-of-sight with any ground station at any given time, the entire constellation could always maintain ground station connectivity, thus creating a network on-orbit and on the web, a direct extension of CHIPSat's elegantly simple TCP/IP mission operations architecture.

OUR  PROPULSION  PRODUCTS  AND  SERVICES

     Hybrid Rocket Propulsion and Launch Vehicle Systems - We provide a wide variety of hybrid propulsion systems to safely and inexpensively enable satellites and on-orbit delivery systems to rendezvous and maneuver on-orbit and deliver payloads to sub-orbital altitudes. Hybrid rocket propulsion is a safe and low-cost technology that has tremendous benefits for current and future space missions. Our hybrid rocket propulsion technology features a simple design, is restartable, is throttleable and is easy to transport, handle and store.

     Hybrid Orbital Vehicle - we have begun designing a reuseable, piloted, sub-orbital space ship that could be scaled to transport passengers to and from Low Earth Orbit, including the International Space Station. The name of the vehicle is the SpaceDev Dream Chaser(TM). We signed a non-binding Space Act Memorandum of Understanding with NASA Ames Research Center, which confirms our intention to explore novel, hybrid propulsion based hypersonic test beds for routine human space access. We will explore with NASA collaborative partnerships to investigate the potential of using our proven hybrid propulsion and other technologies, and a low cost, private space program development approach, to establish and design new piloted small launch vehicles and flight test platforms to enable near-term, low-cost routine space access for NASA and the United States. Unlike the more complex SpaceShipOne, for which SpaceDev provided critical proprietary hybrid rocket motor propulsion technologies and components, the SpaceDev Dream Chaser(TM) would be crewed and launch vertically, like most launch vehicles, and would glide back for a normal horizontal runway landing. The sub-orbital SpaceDev Dream Chaser(TM) would have an altitude goal of approximately 160 km (about 100 miles) and would be powered by a single, high performance hybrid rocket motor, under parallel development by us for the SpaceDev Streaker(TM), a family of small, expendable launch vehicles, designed to affordably deliver small satellites to Low Earth Orbit. The SpaceDev Dream Chaser(TM) motor would produce approximately 100,000 pounds of thrust, about six times the thrust of the SpaceShipOne motor, but less than one-half the thrust of the 250,000 pounds of thrust produced by hybrid rocket motors developed several years ago by the American Rocket Company. Our non-explosive hybrid rocket motors use synthetic rubber as the fuel, and nitrous oxide for the oxidizer to make the rubber burn. Traditional rocket motors use two liquids, or a solid propellant that combines the fuel and oxidizer, but both types of rocket motors are explosive, and all solid motors produce copious quantities of toxic exhaust. Our hybrid rocket motors are non-toxic and do not detonate like solid or liquid rocket motors.

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

STARSYS  -  PRODUCT  MIX

     Starsys targets two distinct markets, mechanical subsystems and electromechanical subsystems. The mechanical subsystems market includes hinges, latches, release mechanisms, and deployable structures and systems for spacecraft and payloads. The electromechanical subsystems market includes antenna pointing mechanisms, gimbals, solar array deployment actuators, instrument mechanisms and actuators, and deployment and aperture mechanisms for spacecraft and payloads. For 2004, Starsys' product mix was 69% mechanical and 31% electromechanical by program count and approximately 30% mechanical and 70% electromechanical by program value. For 2005, Starsys' product mix was 72% mechanical and 28% electromechanical by program count and approximately 32% mechanical and approximately 68 % electromechanical by program value.

COMPONENTS  AND  RAW  MATERIALS

     Although our historic SpaceDev business may experience a shortage of certain parts and components related to our products, we have many alternative suppliers and distributors and are not dependent on any individual supplier or distributor. Furthermore, we have not experienced difficulty in our ability to obtain our parts or component materials, nor do we expect this to be an issue in the future.

     Starsys purchases a significant percentage of its product components, structural assemblies and certain key satellite components and instruments from third parties. Starsys also occasionally obtains from the U.S. government parts and equipment that are used in the production of its products or in the provision of its services. Generally, Starsys has not experienced material difficulty in obtaining product components or necessary parts and equipment, and believes that alternatives to its existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. Starsys relies upon sole source suppliers for potentiometers, slip ring assemblies, specialized impellers, specialized heaters and paraffin material. While alternative sources would be available, the inability of any such supplier to provide Starsys with these items to qualified specifications would result in an adverse effect on Starsys' ability to manufacture its products.

COMPETITION

     We compete for sales of our products and services based on price, performance, technical features, contracting approach, reliability, availability, customization, and, in some situations, geography. Our primary competition for low-cost propulsion systems using hybrid rocket motor technology comes from Cesaroni Technology Incorporated in Canada and their affiliates. While Lockheed Martin has demonstrated large-scale hybrid rocket capability, and there are a number of smaller enterprises, especially academic-based organizations, in the domestic market currently investigating various aspects of hybrid rocket technology, to-date we have seen limited competitive pressures arising from these organizations.

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

     While we believe that our product and service offerings provide a wide breadth of solutions for our customers and prospective customers, some of our competitors compete across many of our product lines. Several of our current and potential competitors have greater resources, including technical and engineering resources. We are not aware of any established large companies (e.g., Northrop Grumman, Lockheed Martin, Boeing), which have expressed corporate goals to design and build inexpensive micro-spacecraft for a mission, which would be our direct competition. However, they have resources, expertise, and contracts that would make them formidable competitors if they chose to enter our markets.

     We also compete with each of our competitors for qualified engineers. There is a limited number of individuals with all of the requirements that we seek and there can be no assurance that we can locate and recruit these individuals in a timely and cost-effective manner. Many of our competitors have greater resources than we do and can offer higher salaries or better incentives to attract these individuals or to hire them away from us.

     Starsys' competition varies by business segment and product areas. The following summarizes principal organizations that compete with Starsys.

     Mechanical subsystems range from customized hinges and latching devices to cover systems and integrated structures for payloads, typically not requiring customized, or Starsys-supplied, electromagnetic devices. Competition includes:
Alliance Spacesystems Inc. and Swales Aerospace. Starsys provides clamp band systems for small satellite separations and deployable structures. We believe

Starsys' primary competitor in the small satellite separations market is Planetary Systems Inc. We believe that the primary competitors in the deployable structures market are ATK Space Systems (formerly AEC Able Engineering), NGST Astro (formerly SPAR Astro Aerospace) and Harris Corporation.

     Electromechanical subsystems range from motors and actuators (typically motors with transmissions and various ancillary elements) to sophisticated systems that incorporate control electronics for applications such as antenna and solar array pointing, and instruments that sweep a pattern or actively track. We believe that the competition for motors and actuators are MPC Products Corporation, CDA Astro, Aeroflex (a subsidiary of UMTC), Moog Inc. and ATK Satellite Systems. As these products become more specialized the competition may include Aeroflex, MOOG and the Ball Aerospace & Technologies Corp. Some competitors of Starsys are also customers of SpaceDev.

     Starsys believes the alternatives for its restraint and release products are pyrotechnic devices built by Hi-Shear and Pacific Scientific and non-pyrotechnic products, supplied by NEA, TiNi Aerospace, and G&H Technologies.

     Many of Starsys' competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space and defense industry and many with greater financial resources than we possess, will seek to provide products or services that compete with our products or services. Any such foreign competitor could benefit from subsidies from or other protective measures by its home country.


REGULATION


     Our business activities are regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the United States Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations ("ITAR"). Exports of the Company's products, services and technical data require either Technical Assistance Agreements or licenses from the United States Department of State, depending on the level of technology being transferred. This includes recently published regulations restricting the ability of United States-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. The government is very strict with respect to compliance and has served notice that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. The failure of the Company to comply with any of the foregoing regulations could have serious adverse effects. Also, our ability to successfully market and sell into international markets may be severely hampered due to ITAR requirements. Our conservative position is to consider any material beyond standard marketing material to be regulated by ITAR.

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

     Also, as some of our projects with the Department of Defense proceed, we may need special clearances to continue working on and advancing our projects. Classified programs generally will require that we comply with various Executive Orders, Federal laws and regulations and customer security requirements that may include specialized facilities and restrictions on how we develop, store, protect and share information. Laboratories, manufacturing and assembly areas, meeting spaces, office areas, storage areas, computers systems and networks and telecommunications systems may require modification or replacement in order to comply with customer requirements. Classified programs may require our employees to obtain government clearances and restrict our ability to have key employees work on these programs until these clearances are received from the appropriate United States government agencies. In order to staff these programs we may need to recruit personnel with the appropriate professional training, experience and security clearances. There are a very limited number of individuals with all of the requirements that we seek. There is no assurance that we can locate and recruit these individuals in a timely and cost-effective manner. We may be required to modify existing facilities and to develop new facilities and capabilities that will only be utilized by these classified programs. We may be required to install computer networks, communications systems and monitoring systems that are dedicated to these classified programs. Some or all of these requirements may entail substantial additional expense. It is uncertain whether we will be able to recover any of the costs of these systems from our customers. Many of these classified programs are regulated by Executive Orders, various Federal laws and regulations and customer requirements. The failure of the Company to comply with any of the foregoing Executive Orders, Federal laws and regulations and customer requirements could have serious adverse effects. Also, our ability to successfully market and sell into the Department of Defense markets may be severely hampered if we are unable to meet classified program requirements. There is no assurance that we will be able to successfully pass the criteria required in order to win a classified program or to maintain current contracts, such as our Missile Defense Agency contract (which may become classified), and there is no assurance that we will maintain that status once it has been obtained. We received certification for classified computer system processing in early 2005, which was subsequently renewed in early 2006.

EMPLOYEES

     At December 31, 2005, we employed approximately fifty (50) persons full and part-time, most of whom are spacecraft, propulsion, systems, mechanical and electrical engineers. At March 1, 2006, after the Starsys acquisition, we employed a total of approximately 200 people full and part-time. In addition to its manufacturing operations, Starsys has a team of experienced engineers focused on advanced engineering of mechanical and electromechanical subsystems. The engineering group includes mechanical and aerospace engineers, engineering technicians and designers. Areas of expertise include mechanical and electromechanical subsystem design, analysis, test, and program management. We do not have any collective bargaining agreements with our employees, and we believe our employee relations are good.

INTELLECTUAL  PROPERTY

     We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage. We have protected and intend to continue to protect our intellectual property through a combination of patents, license agreements, trademarks, service marks, copyrights, trade secrets and other methods of restricting disclosure and transferring title. In this regard, we have filed patent applications relating to our hybrid propulsion and satellite technology. There can be no assurance that such applications will be granted. Starsys relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position and technological advantage, particularly with respect to its launch vehicle and satellite products. Starsys holds U.S. and foreign patents relating to release devices, deployable truss structures and battery cell shorting mechanisms. The majority of Starsys' U.S. patents relating to the noted technologies expire between 2019 and 2022. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; enter into license agreements with third parties; and, generally, seek to control access to and distribution of our intellectual property.

     In August 1998, we acquired rights to intellectual property (including three patents and trade secrets) from an individual who had acquired them from the former American Rocket Company, which specialized in hybrid rocket technology. We are obligated to issue warrants to this individual to purchase a minimum of 100,000 and a maximum of 3,000,000 shares of our common stock over ten years beginning at the inception of the agreement, depending on our annual revenues directly related to sales of hybrid technology-based products from the original technology acquisition. To date, we have issued warrants to purchase a total of 100,000 shares of our common stock under the agreement, of which, none of the warrants have been exercised and 50,000 warrants expired unexercised. We acquired some of our expertise in hybrid propulsion technology from the American Rocket Company; however, we are using our own technology to develop the responsive, affordable SpaceDev Streaker(TM) small launch vehicle under an Air Force contract. [See Note 3 to our consolidated financial statements for additional information.]


STARSYS  -  QUALITY  ASSURANCE  AND  TESTING

     Starsys is ISO-9001 certified and AS9100 compliant. Starsys is currently engaged in AS9100 certification.

     Starsys utilizes test equipment that is calibrated and traceable to NBS standards. Starsys also maintains access to certified suppliers for vibration, shock and electromagnetic interference (EMI) testing.

STARSYS  -  RESEARCH  AND  DEVELOPMENT

     Starsys invests in product-related research and development to conceive and develop new products and to enhance existing products. Starsys' research and development expenses totaled approximately $10,525,000 in the year ended December 31, 2004, and approximately $11,782,000 in the year ended December 31, 2005. In addition, a large portion of Starsys' total new product development and enhancement programs is funded under customer contracts.

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

     We originally purchased our headquarter facility in December 1998, and as noted above we sold the facility and entered into a sale-leaseback in January
2003. The rent is approximately $26,000 per month with a 3.5% COLA increase annually. We are responsible for property tax and liability insurance on the facility. We were required to make an advance payment in the form of a security deposit of approximately $25,700, which we carry as an asset on our balance sheet. Our Chief Technology Officer, Mr. Benson, provided a guarantee for the leaseback. [See Notes 2 and 9(c) to our consolidated financial statements for additional information.]

     As a result of our acquisition of Starsys, we acquired a lease for a 41,400 square foot facility in Boulder, Colorado and a 5,000 square foot facility in Durham, North Carolina. These facilities are designed for the development, manufacture, assembly, integration and test of our projects and products.

ITEM  3.     LEGAL  PROCEEDINGS

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.
                                      PAGE 16


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTER, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET  INFORMATION

     SpaceDev common stock has been traded on the Over-the-Counter Bulletin Board ("OTCBB") since August 1998 under the symbol "SPDV" or "SPDV.OB." The following table sets forth the trading history of SpaceDev common stock on the OTCBB for each quarter from fiscal 2004 through March 3, 2006 as reported by Yahoo! Finance Historical Prices (www.finance.yahoo.com). The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


               QUARTERLY   QUARTERLY
QUARTER ENDED  HIGH        LOW
3/31/2004 . .  $     1.85  $     0.92
-------------  ----------  ----------
6/30/2004 . .  $     2.38  $     1.04
9/30/2004 . .  $     2.46  $     1.43
12/31/2004. .  $     2.42  $     1.51
3/31/2005 . .  $     1.97  $     1.55
6/30/2005 . .  $     1.75  $     1.51
9/30/2005 . .  $     1.70  $     1.43
12/31/2005. .  $     1.65  $     1.36
3/3/2006* . .  $     1.52  $     1.40

*March  3,  2006  high  and  low  from  01/01/2006  to  03/3/2006.



HOLDERS  OF  RECORD

     As of March 3, 2006, there were approximately 600 holders of record of SpaceDev common stock.

DIVIDENDS

     SpaceDev has never paid a cash dividend on its common stock. Payment of common stock dividends is at the discretion of the board of directors. The board of directors plans to retain earnings, if any, for operations and does not intend to pay common stock dividends in the foreseeable future.

     SpaceDev accrued dividends on its Series C Cumulative Convertible Preferred Stock from August 25, 2004 through December 31, 2004 of approximately $61,000 and approximately $171,000 for the year ended December 31, 2005. The original accrued dividends of $61,000 became payable in January 2005 and were converted into shares of SpaceDev common stock at a conversion rate of $1.54 per share.

Approximately $114,000 of the 2005 accrued dividends was satisfied by the issuance of the Company's common stock during the twelve-months ended December 31, 2005. Payment of future dividends on SpaceDev's Series C Cumulative Convertible Preferred Stock may be in cash or shares of common stock, provided that the payment of cash dividends on the Series C Cumulative Convertible Preferred Stock is prohibited in the event of our noncompliance with our obligations under the certificate of designations for any series of Series D Preferred Stock.

     SpaceDev has not paid dividends on its Series D Preferred Stock as of the date of this Form 10-KSB. Shares of Series D Preferred Stock were first issued by SpaceDev on January 13, 2006, and the first dividend payment date for the Series D Preferred Stock will be April 1, 2006.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the Risk Factors set forth below.

OVERVIEW

Historic  SpaceDev  Business

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

     During 2005, approximately 91% of our net sales were generated from direct government contracts, approximately 7% were generated from government-related work through subcontracts with others, while the remaining 2% was generated from commercial contracts. In 2004, approximately 90% of our net sales were generated by government or government-related work. We will continue to seek both government and commercial business and anticipate that net sales from government sources will continue to represent in excess of 70% of our historic SpaceDev business' net sales for the next several years as we increase government and commercial marketing efforts for both our technology and product areas. Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.

     At this time, over 90% of our historic SpaceDev forecasted sales for 2006 are under contract or near contract award. We may not be able to win enough new business to achieve our targeted growth projection or to maintain a positive cash flow position. During 2005, we submitted nine bids for government or commercial programs and continued our work with the United States Congress to identify directed funding for our programs.

     In order to perform the Missile Defense Agency contract on schedule and successfully execute other existing and new business opportunities, we may need to increase our staff and hire new engineers and continue to subcontract the work to third parties. We are investigating various partnership arrangements to increase resource availability.

     STARSYS

     On October 24, 2005, we entered into an Agreement and Plan of Merger and Reorganization, which we refer to as the merger agreement, with Starsys, and Scott Tibbitts, its largest shareholder. Pursuant to the merger agreement, Starsys merged with and into a newly-created, wholly-owned subsidiary of SpaceDev.

     On January 31, 2006, we closed the Starsys merger. In connection with the Starsys merger, we paid approximately $1.5 million in cash consideration and issued approximately 3.8 million shares of common stock to the former Starsys shareholders. Of the approximately 3.8 million shares of common stock issued in the merger, approximately 1.8 million shares have been placed in escrow to satisfy indemnification obligations of the former Starsys shareholders, if applicable, and to pay certain expenses of the Starsys shareholder agent. In addition, former Starsys shareholders may be entitled to receive, based on the achievement of the Starsys business of certain performance criteria following the closing of the merger, additional performance consideration consisting of up to an aggregate of $1,050,000 in cash and shares of common stock valued at up to $18,000,000, subject to reduction for some merger related expenses and the escrow arrangements described above. As part of the merger with Starsys, we agreed to cancel and terminate the $1.2 million bridge loan, including all accrued interest and premiums.

     The acquisition of Starsys fundamentally changed our profile. Starsys is a mature operating company with 2005 revenues of approximately $18 million and 2005 losses of approximately $3.4 million We believe there are numerous potential synergies between the historic SpaceDev business, and Starsys' business.

     FINANCING

     In October 2005, we entered into a securities purchase agreement with Laurus Master Fund, Ltd. pursuant to which we issued and sold 2,032,520 shares of our common stock to Laurus for an aggregate purchase price of $2,500,000 or $1.23 per share. The price per share represented 80% of the 20-day volume weighted average price of our common stock through October 28, 2005. We also issued to Laurus a warrant to purchase up to 450,000 shares at $1.93 per share. The warrant is exercisable from October 31, 2005 until October 31, 2010.

     On January 11, 2006, we entered into a securities purchase agreement, which we refer to as the 2006 purchase agreement, with a limited number of institutional accredited investors, led by Omicron Capital. On January 13, 2006, we issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, which we refer to as Series D-1 Preferred Stock, for an aggregate purchase price of $5,150,000, or $1,000 per share. We also issued various warrants to these investors under the 2006 purchase agreement.

SELECTION  OF  SIGNIFICANT  CONTRACTS

     On July 18, 2005, we were awarded a subcontract to provide scientific, engineering, development and programmatic support to the development and demonstration of innovative SSA (space situational awareness) nanosatellite
(<15kg) spacecraft. SSA is the ability to search, identify and monitor spacecrafts for the purpose of obtaining space superiority. The subcontract covers the conceptual/preliminary phase of development and includes all aspects of potential systems from the platforms and associated payloads to the links and nodes and ground support. The cost plus fixed fee subcontract resulted in revenues of approximately $120,000. We completed this subcontract in December 2005. We submitted a proposal and were awarded the next-phase subcontract in the amount of $1.2 million. We expect to begin work on this phase in March, 2006.

     On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract to conduct a microsatellite distributed sensing experiment, an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. The total five-year contract provides for a maximum of $43,362,271 in aggregate payments. We expect to complete the work under the contract before March 2009. The contract is a milestone-based, multiyear, multiphase contract and had an effective start date of March 1, 2004. The first phase, or "Task Order," was completed on September 30, 2004 and generated approximately $1.14 million of revenue. The second Task Order of the contract began in October 2004, and is expected to generate a total of approximately $8.3 million to $9.8 of revenue over approximately 16 to 18 months. During the year ended December 31, 2005, we recognized approximately $6,767,000 of revenue from the second Task Order. The overall contract called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsats to be networked on-orbit with high speed laser communications technology. In addition to the three networked microsats under our second Task Order, the $43 million contract also envisioned an option for a second cluster of three microsats using laser communication technology. We were informed that the Missile Defense Agency had re-routed the laser communications experiment that would use this option to another program and that they would not be exercising their option for the additional microsats at this time; however, the contract vehicle remains at $43 million and leaves open the opportunity for some other purchase to take its place. We continue on-time and on-budget for delivery of the first three microsats. We estimate that the second cluster would have represented approximately $10 million of the $43 million contract, and have reduced our current backlog accordingly. We believe the remaining billed and unbilled contract amount of $33 million to be secure. We recently proposed our Phase III Task Order for fabrication, integration and testing of the microsatellite cluster. The Missile Defense Agency has agreed to proceed, and we are awaiting a contract to formalize our Phase III Task Order

     On  October  2,  2003,  we were awarded an exclusive, follow-on contract to provide the hybrid rocket motor systems and components for SpaceShipOne. We provided our facilities, resources and a team of launch vehicle and hybrid propulsion engineers and technical personnel to support the SpaceShipOne program. The contract called for us to use our best efforts to satisfy the requirements of the SpaceShipOne program, based on our experience with the prior phases. We provided re-usable flight test hardware, including a bulkhead, commonly known as the SpaceDev bulkhead, machined in the flight configuration, a main oxidizer valve of the current design and associated interfaces and plumbing to the SpaceDev bulkhead, a motor control system, igniter housings, pressure transducers, and thermocouples as required for input to the motor control system. In addition, we produced and assembled test motors, including but not limited to, all expendable or semi-reusable materials as defined by our baseline design motor. We also provided on-site engineering test support and post-test analysis. Provisions were made in the contract for minimum monthly payments in the event of customer schedule slippage as well as additional levels of support via engineering change orders, if required. The total contract value was originally estimated at $615,000. Approximately $686,000 of revenue was realized in the year ended December 31, 2004, with approximately $180,000 from engineering change orders and the remaining $506,000 from the contract. There were no revenues generated from SpaceShipOne in 2005.

     On July 9, 2003, we were awarded a Phase I Small Business Innovation Research contract by Air Force Research Lab to design and effectively begin the development of our small launch vehicle. The SpaceDev Small Launch Vehicle will be designed to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. This contract was valued at approximately $100,000, and was a fixed price, milestone-based agreement, which was completed in about one year. Phase II of this Small Business Innovation Research grant was awarded on September 29, 2004 and is worth approximately $1.6 million. The contract outlines the development and test firing of our large Common Core Booster for the SpaceDev Small Launch Vehicle. Congress has awarded us approximately $3.0 million in additional funding for this project, which became available in late 2005. We believe that there is additional interest by Congress in providing further funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us. Revenue from this project for the year ended December 31, 2005 was approximately $750,000 for Phase II. Revenue from this project for the year ended December 31, 2004 was approximately $58,000 for Phase I and approximately $161,000 for Phase II.

     On April 30, 2002, we were awarded Phase I of a contract to develop a Shuttle-compatible propulsion module for the Air Force Research Laboratory. We received an award for Phase II of the contract on March 28, 2003, and used the project to further expand our product line to satisfy commercial and government space transportation requirements. The first two phases of the contract (including an additional add-on option) were worth approximately $2.5 million, of which $100,000 was awarded for Phase I, and approximately $1.4 million was awarded for Phase II. Phase II is a cost-plus fixed fee contract. In order to complete Phase II, we requested and were granted approximately four months of additional time and approximately $240,000 of additional funding, memorialized by a contract amendment executed on July 7, 2004. In addition to the Phase I and Phase II awards, there was an option worth approximately $800,000, which was initiated on May 3, 2004, of which approximately $565,000 was funded and the balance to complete Phase II remains unfunded. Part of the funding for Phase II came from the original $1 million option; thereby reducing the option to approximately $800,000. An additional effort to develop a miniaturized Shuttle-compatible propulsion module has been added to this contract worth approximately  $150,000.  Revenue  for  the  year  ended  December  31, 2004 was approximately  $1.2  million  for  Phase II, including the exercised option, and approximately $159,000 for the new add on contract. There was no revenue generated from this program in 2005.

RESULTS  OF  OPERATIONS

Year  Ended  December  31,  2005  -vs.-  Year  Ended  December  31,  2004

Net  Sales

     Our net sales increased by 84% to $9,005,000 for the year ended December 31, 2005 compared to net sales of $4,891,000 for the same period in 2004. Net sales increased due to our obtaining and our performance under new and existing government contracts. Net sales in 2005 reflected our continued work on the Missile Defense Agency Task Order 2 contract of $6,767,000 which is part of our March 31, 2004 Missile Defense Agency contract described above. To date, contract revenue from Task Order 2 is $7,341,500. We also recorded net sales on ongoing Small Business Innovation Research contracts with the Air Force Research Laboratory. These contracts are both for Phase II efforts, and are for our Small Launch Vehicle and our micro and nanosatellite bus and subsystem designs work. Net sales for these contracts totaled $750,000 and $616,000 respectively for the year ended December 31, 2005. In addition, we started our Phase I effort with Andrews Space which had revenues for the year ended December 31, 2005 of $393,000 and smaller projects with approximately $479,000 in revenue, which included the lunar lander project, our subcontract support and first Phase SBIR grants.

     Net sales for the year ended December 31, 2004 included $1,400,000 from the Air Force Research Laboratory Phase II contract, $574,500 and $1,140,000 from the Missile Defense Agency Task Order 2 and Task Order 1, respectively, $319,000 also from the Missile Defense Agency Phase 0 contract (which was the precursor to the larger contract with multiple task orders), $686,000 from the SpaceShipOne program and $240,000 from our Defense Advanced Research Projects Agency contract for the study of Novel Satcom Microsat Constellation Deployment.

Cost  of  Sales

     For the year ended December 31, 2005, cost of sales was approximately $6,906,000, or 76.69% of net sales, as compared to approximately $3,821,000, or 78.12% of net sales, during the same period in 2004. Cost of sales consists of direct and allocated costs associated with individual contracts. The increase in cost of sales was directly tied to increases in net sales, and the decrease in cost of sales as a percentage of net sales was due to improved systems and processes for management of our projects and improved labor productivity. Gross margin improvement has been limited due to the cost plus fixed fee nature of our contracts.

Operating  Expenses

     Operating expenses increased from approximately $926,000, or 18.93% of net sales, for the year ended December 31, 2004 to approximately $1,788,000, or 19.85% of net sales, for the same twelve months ended December 31, 2005. Operating expenses include general and administrative expenses, research and development costs and marketing and sales expenses.

- General and administrative expenses increased from approximately $507,000, or 10.37% of net sales, for the year ended December 31, 2004 to approximately $1,114,000, or 12.37% of net sales, for the year ended December 31, 2005. The increase was attributable to the increase in personnel, including a human resources director and a contract administrator, and compliance efforts, including those related to the Sarbanes-Oxley Act of 2002 and FAS No. 123(R).

- We have most of our research and development expenses for new products and services paid for by our government programs and projects.

- Marketing and sales expenses increased from approximately $419,000, or 8.56% of net sales, for the year ended December 31, 2004, to approximately $674,000, or 7.48% of net sales, during the same period in 2005. Although the total percent of sales decreased in 2005 the actual dollar increase was attributable to the allocation of a portion of the personnel costs of our vice president of new business development and our then chief executive officer to marketing and sales expenses as well as costs associated with the preparation and submission of proposals for new projects.

Non-Operating  Expense  (Income)

     Non-operating expense (income) consisted of amortization of deferred gain on the sale of our building, other non-cash loan fees and expenses, and interest expense and interest income. Interest expense did not comprise a significant portion of non-operating expense during the year ended December 31, 2005 or 2004. For the first time, we recorded a net non-operating income for the year ended December 31, 2005.

- We expensed approximately $3,000 and $52,000 in interest for the years ended December 31, 2005 and 2004, respectively. The decrease was due to a reduction in debt with fewer notes payable. We continue to pay interest expense on certain capital leases and settlement notes, although the balances continue to decline.

- We recognized approximately $106,000 and $19,500 in interest income in 2005 and 2004, respectively. The increase is due to an increase in cash balances from various financing activities.

- We recognized approximately $117,000 of amortized deferred gain on the sale of our building during each of the years ended December 31, 2005 and 2004, and we will continue to amortize the remaining deferred gain of approximately $831,000 into non-operating income over the remainder of the lease of the building, which is scheduled to expire in 2013.

- We recorded loan fees related to our revolving credit facility of approximately $29,000 and $3,254,000 of net sales for the years ended December 31, 2005 and 2004, respectively. Although we did not have a balance on our revolving credit facility during 2005, we recorded approximately $29,000 in non-cash loan fees upon Laurus' exercise of warrants to acquire 50,000 shares of our common stock, which were granted in 2004 in connection with the revolving credit facility. Additional non-cash loan fees will be recorded as the warrants granted to Laurus related to the revolving credit facility are exercised. The large non-cash 2004 charge reflected a beneficial debt to equity conversion feature.

Net  Income  and  EBITDA

     Net income was approximately $501,000, or 5.57% of net sales, compared to a net loss of approximately $3,027,000 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, we had earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $503,000, or 5.59% of net sales, compared to approximately
$228,000,  or  4.65%  of  net  sales,  for  the  year  ended  December 31, 2004.

The following table reconciles EBITDA to net income (loss) for the years ended December 31, 2005 and 2004:


FOR THE YEAR ENDING. . . . . .  DECEMBER 31, 2005    December 31, 2004

NET INCOME (LOSS). . . . . . .  $          501,264   $       (3,027,054)
------------------------------  -------------------  -------------------

Interest Income. . . . . . . .            (105,840)             (19,497)
Interest Expense . . . . . . .               2,873               52,077
Gain on Building Sale. . . . .            (117,272)            (117,272)
 Loan Fee - Equity Conversion.              28,875            3,254,430
Provision for income taxes . .               1,600                1,600
Depreciation and Amortization.             191,978               83,531
------------------------------  -------------------  -------------------
EBITDA . . . . . . . . . . . .  $          503,578   $          227,815
------------------------------  -------------------  -------------------



EBITDA is a non-GAAP financial measure and should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations). We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. Our management regularly evaluates our progress based on EBITDA. Beginning in 2003 through the year ended December 31, 2005, we showed continued improvement in net sales as well as in EBITDA.



                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]




FOR THE THREE MONTHS
              ENDING    12/31/05    9/30/05     6/30/05     3/31/05     12/31/04      9/30/04       6/30/04      3/31/04
    (UNAUDITED)       (UNAUDITED) (UNAUDITED) (UNAUDITED) (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
-------------------- ------------  ---------   ---------   ---------   ----------   ----------   -----------    ---------
NET INCOME (LOSS)    $   152,851   $ 136,251   $ 110,938   $ 101,223   $ (694,750)  $ (602,888)  $(1,286,866)   $(442,549)
-------------------- ------------  ---------   ---------   ---------   ----------   ----------   -----------    ---------
Interest Income          (36,208)    (24,848)    (36,823)     (7,960)     (13,386)      (5,619)            -            -
Interest Expense             590         452         609       1,222       (6,707)      23,110        19,736       19,788
Non-Cash Interest exp.
       (Debt Discount)         -           -      28,875           -      797,636      663,481     1,329,313      464,000
Gain on Building Sale.   (29,318)    (29,318)    (29,318)    (29,318)     (29,319)     (29,318)      (29,318)     (29,318)
   Loan Fee - Equity
          Conversion           -           -           -           -            -            -             -            -
Provision for income
               taxes         400         400         400         400        1,600            -             -            -
Depreciation and
    Amortization          83,708      44,078      35,077      29,061       28,250       22,749        16,533       15,954
-------------------- ------------  ---------   ---------   ---------   ----------   ----------   -----------    ---------
EBITDA               $   172,023   $ 127,015   $ 109,758   $  94,628   $   83,325   $   71,515   $    49,398    $  27,875
-------------------- ------------  ---------   ---------   ---------   ----------   ----------   -----------    ---------
-------------------- ------------  ---------   ---------   ---------   ----------   ----------   -----------    ---------



LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH POSITION FOR YEAR ENDED DECEMBER 31, 2005 -VS.- YEAR ENDED DECEMBER 31, 2004

     Net increase in cash during the twelve months ended December 31, 2005 was approximately $681,000 compared to a net increase of approximately $4,477,000 for the same twelve-month period in 2004. Net cash provided by operating activities totaled approximately $397,000 for the year ended December 31, 2005, an increase of approximately $507,000 compared to approximately $110,000 used operating activities during 2004. The improvement in cash from operating activities resulted from our obtaining and our performance under new and existing government contracts.

     Net cash used in investing activities totaled approximately $2,716,000 for the year ended December 31, 2005, compared to approximately $225,000 used in investing activities during the same twelve-month period in 2004. The increase in cash used in investing activities was attributable to the $1.2 million bridge loan we entered into with Starsys, our purchase of certain fixed assets related to the construction of our fabrication and test facility for hybrid rocket motors and the purchase of additional computer hardware and software tools.

     Net cash provided by financing activities totaled approximately $3,000,000 for the year ended December 31, 2005, which is a decrease of approximately $1,812,000 from the approximately $4,812,000 provided by financing activities during 2004. The difference is attributable to warrant and option exercises and the receipt of $2.5 million from the sale of preferred stock to Laurus in August 2004. While we did raise capital in exchange for the sale of our common stock in the third quarter of 2005, the funds raised from preferred stock issuances and common stock option exercises in 2004 exceeded the 2005 levels.

     Our  cash,  cash  reserves  and  cash  available  for  investment increased slightly to approximately $5,750,000 at December 31, 2005, compared to approximately $5,069,000 at December 31, 2004. The increase was attributable to cash generated from operations and the capital raised in late 2005 offset by an increase in accounts payable from materials purchased under contract. Cash plus accounts receivable increased from approximately $5.7 million at December 31, 2004 to approximately $7.0 million at December 31, 2005.

     Our backlog of funded and non-funded business was approximately $28.6 million at December 31, 2005, compared to approximately $47 million at December 31, 2004. We were informed in September 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for a second cluster, at this time; however, the Missile Defense Agency also informed us of several other opportunities that might replace the laser communications experiment and while we cannot be assured of any new business, the Missile Defense Agency was interested in continuing a productive business relationship with us. As a result of this notification, we reduced our backlog by approximately $10 million. The Missile Defense Agency contract is an IDIQ contract, meaning it is an indefinite delivery, indefinite quantity contract which can be re-funded up to the $43 million ceiling with other microsatellites or new business without further signature authority for the five year period of the contract. Although the Missile Defense Agency contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and, if continued, that it will generate the amounts anticipated.

     We had a net deferred tax asset of approximately $2,127,000 and $2,350,000 at December 31, 2005 and 2004, respectively, which consisted primarily of the income tax benefits from net operating loss and capital loss carryforwards, amortization of deferred gain on sale of building and research and development credits. Deferred income taxes represent temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased from $2,318,000 at December 31, 2004 to $2,075,000 at December 31, 2005.

     We had federal and state tax net operating loss and capital loss carryforwards of approximately $4,214,000 and $1,608,000 at December 31, 2005 respectively. The federal tax loss carryforwards will expire in 2023 and the state tax loss carryforwards will expire in 2013, unless previously utilized. The State of California suspended the utilization of net operating loss for 2002 and 2003, and limited them for 2004.


CASH  POSITION

     Although we were cash flow positive in 2005, we also raised over $3 million in cash during the year, mainly through the sale of our common stock through the exercise of stock options and warrants as well as the securities purchase agreement we entered into in October 2005. Our ability to increase cash generation from operations and thereby continue as a going concern without the need to raise equity capital depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) generating substantial new revenue from the Missile Defense Agency by successfully performing under our $43 million contract and continuing to attract and successfully complete other government and commercial contracts. The Missile Defense Agency contract is staged, and we cannot guarantee that all subsequent phases will be awarded at all, or if awarded, will be awarded to us. Recent budget cuts may affect government spending on these space-based contracts.

     In order to perform the Missile Defense Agency contract on schedule and to successfully execute other existing and new business opportunities, we have substantially increased our staff and hired new engineers as well as subcontracted the work to third parties. Although we continue to actively seek to hire spacecraft and propulsion engineers to fulfill existing and new business demand, there can be no assurance that we will be able to attract such engineering resources or if we are able to attract them, that they will be available in the timeframe needed or for a reasonable cost.

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

     On October 31, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. pursuant to which we issued and sold 2,032,520 shares of our common stock to Laurus for an aggregate purchase price of $2,500,000 or $1.23 per share. The price per share represented 80% of the 20-day volume weighted average price of our common stock through October 28, 2005. We also issued to Laurus a warrant to purchase up to 450,000 shares at $1.93 per share.

The warrant is exercisable from October 31, 2005 until October 31, 2010. During the year ended December 31, 2004, we raised approximately $6,375,000 in cash from accredited investors who converted debt into 2,991,417 shares of our common stock, through the exercise of options and warrants for 1,748,983 shares of our common stock and by selling 250,000 shares of our preferred stock, which could be converted into 1,623,377 shares of our common stock at a purchase price of $1.54 per share.

     We have sustained ourselves over the last few years primarily from government contracts and capital raised in the private market. We did not utilize our revolving credit facility in 2005.

     We  expect  that  in  2006  Starsys  will be a net provider of cash for us.


CRITICAL  ACCOUNTING  STANDARDS

     Our revenues transitioned in 2003 and early 2004 from being based primarily On fixed-price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs, to primarily cost plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed. Losses on contracts are recognized when they become known and reasonably estimable (see the Notes to SpaceDev's Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123 in 1997. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and have provided pro forma disclosures as if the fair value based method prescribed in SFAS No. 123 has been utilized. (See the Notes to SpaceDev's Consolidated Financial Statements.) We have valued our stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective January 1, 2006 for calendar year companies. Accordingly, we will implement the revised standard in the first quarter of 2006. [See Note 7 to our consolidated financial statements for additional information.]

     On December 20, 2005, in response to SFAS No. 123R, our Board of Directors approved accelerating the vesting of all unvested stock options held by current employees, including executive officers, and members of the Board of Directors. The accelerated vesting was effective as of December 20, 2005.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No.
29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application was permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have any effect on our financial position or results of operations.

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

     In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. In April 2005, the Securities and Exchange Commission adopted a rule which delayed the compliance date for small business issuers to the start of the first fiscal year beginning after December 15, 2005. We will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R in January 2006 and are currently evaluating the impact the adoption of the standard will have on our financial condition and results of operations.

     In June 2005, FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 is not expected to have any effect on our financial position or results of operations.

     In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (FAS No. 155). This statement resolves issues addressed in FAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. We are required to apply FAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. We do not expect the adoption of FAS No. 155 to have a material impact on our financial statements.


RISK  FACTORS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

RISKS  RELATED  TO  OUR  COMPANY

     EACH OF SPACEDEV AND STARSYS HAS EXPERIENCED LOSSES FROM OPERATIONS IN PRIOR PERIODS AND HAS BEEN REQUIRED TO SEEK ADDITIONAL FINANCING TO SUPPORT THEIR BUSINESSES.

In prior years, both SpaceDev and Starsys have experienced operating losses and, in some periods, revenues from operations have not been sufficient to fund their respective operations. On a pro forma basis, the combined company would have had a net loss from operations of $4,962,858 for the year ended December 31, 2004 and $2,914,960 for the year ended December 31, 2005, assuming the merger had occurred on January 1, 2004. The success of the combined company's business depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to attract and complete successfully additional government and commercial contracts, and to obtain additional financing. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

     IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

In the past, both SpaceDev and Starsys have relied upon cash from financing activities to fund part of the cash requirements of their respective businesses. We may need additional financing to fund our projected operations. Additional financing may not be available to us on acceptable terms, or at all. Any financing may cause additional dilution to existing shareholders. Any debt financing or other issuance of securities senior to common stock likely will include financial and other covenants that will restrict our operating flexibility and our ability to pay dividends to shareholders. SpaceDev has not paid dividends on its common stock in the past and does not anticipate paying dividends on its common stock in the foreseeable future.

     SOME OF OUR GOVERNMENT CONTRACTS ARE STAGED AND WE CANNOT GUARANTEE THAT ALL STAGES OF THE CONTRACTS WILL BE AWARDED TO US.

Some of our government contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason. Accordingly, the entire contract amount may not be realized by us. For example, recently, SpaceDev was informed by the Missile Defense Agency that it would not be exercising its option for a second cluster of three microsats under the March 31, 2004 Missile Defense Agency contract. SpaceDev estimates that the second cluster represented approximately $10 million of the $43 million of total potential payments under the contract. In the event that subsequent phases of some of our government contracts, including but not limited to the Missile Defense Agency contract, are not awarded to us, it could have a material adverse effect on our financial position and results of operations.

     IF SPACEDEV AND STARSYS FAIL TO INTEGRATE THEIR OPERATIONS EFFECTIVELY, THE COMBINED COMPANY WILL NOT REALIZE ALL THE POTENTIAL BENEFITS OF THE MERGE AND MAY BE COUNTER PRODUCTIVE.

     The integration of SpaceDev and Starsys is ongoing and may be time consuming and expensive and may disrupt the combined company's operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, the combined company's results of operations could be harmed, employee morale could decline, key employees could leave, customers could cancel existing orders or choose not to place new ones and the combined company could have difficulty entering into new contracts with customers and complying with regulatory requirements. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. The combined company may encounter difficulties, costs and delays involved in integrating their operations, including the following:

- failure to successfully manage relationships with customers and other important relationships;

- failure of customers to accept new services or to continue using the products and services of the combined company;

- difficulties in successfully integrating the management teams and employees of the two companies;

-    potential  incompatibility  of  business  cultures;

- challenges encountered in managing larger, more geographically dispersed operation a particular challenge given that SpaceDev's operations have been at a single location;

-    the  loss  of  key  employees;

- diversion of the attention of management from other ongoing business concerns;

-    potential  incompatibilities  of  processes,  technologies and systems; and

- potential difficulties integrating and harmonizing financial reporting systems.

     If the combined company's operations do not meet the expectations of existing customers of either company, these customers may reduce the amount of business or cease doing business with the combined company altogether, which would harm the results of operations and financial condition of the combined company.

     If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of SpaceDev common stock may decline. This could occur if, among other reasons:

-    the  integration  of  the  two  companies  is  unsuccessful;

- the combined company does not achieve the expected benefits of the merger as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated;

-    the  combined  company's  financial  results  after  the   merger  are  not
     consistent with the expectations of management or financial or industry analysts;

- the anticipated operating and product synergies of the merger are not realized; or

- the combined company experiences the loss of significant customers or employees as a result of the merger.

     IF WE FAIL TO INTEGRATE STARSYS, INC., OUR NEW WHOLLY OWNED SUBSIDIARY, OUR CASH FLOW AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

     We recently acquired Starsys, Inc., as a subsidiary of SpaceDev, which was insolvent at the time of the merger and we have begun making post-acquisition cash investments into Starsys. As stated previously, each of SpaceDev and Starsys has experienced losses from operations in prior periods, requiring that we seek additional financing to support our businesses. Our operating plans assume revenue and cash growth from SpaceDev and Starsys. If we are unable to effectively integrate our new subsidiary, or if we are unable to create positive cash flow within SpaceDev or Starsys, our cash flow and operating results could be adversely affected.

     WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR REVENUES AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS WOULD SERIOUSLY HARM OUR BUSINESS.

     For  the  2004  and  2005  fiscal  years,  two   customers   accounted  for
approximately 76% and 90% of SpaceDev's net sales. We expect that our dependence on a small number of government agency customers will continue into the foreseeable future. Many of our contracts are staged, or contain termination rights in favor of the customer. In the event we experience terminations or are not awarded future stages of our contracts, or fall out of favor with one or more of these government agency customers, our results of operations could be materially adversely affected.

     A SUBSTANTIAL PORTION OF OUR NET SALES ARE GENERATED FROM GOVERNMENT CONTRACTS, WHICH MAKES US SUSCEPTIBLE TO THE UNCERTAINTIES INHERENT IN THE GOVERNMENT BUDGETING PROCESS. IN ADDITION, MANY OF OUR CONTRACTS CAN BE TERMINATED BY THE CUSTOMER.

     Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts. Government budgets (both in general and as to space and defense projects) are subject to the prevailing political climate, which is subject to change at any time. Additionally, awarded contracts could be altered or terminated prior to the time we recognize our projected revenue. Many contracts are awarded in phases where future phases are not guaranteed to us. In addition, obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

- include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

- be subject to purchasing decisions of agencies that are subject to political influence;

-    contain  onerous  procurement  procedures;  and,

-    be  subject  to  cancellation  if  government  funding becomes unavailable.

     Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder.

     SPACEDEV COMMON SHAREHOLDERS WILL EXPERIENCE DILUTION IF OUR PREFERRED STOCK IS CONVERTED OR OUR OUTSTANDING WARRANTS AND OPTIONS ARE EXERCISED.

     As of March 3, 2006, SpaceDev is obligated to issue 9,776,177 shares of SpaceDev common stock if all of SpaceDev's outstanding warrants are exercised and shares of preferred stock converted. In addition, as of March 3, 2006, SpaceDev has outstanding stock options to purchase an aggregate of 11,162,560 shares of SpaceDev common stock, of which 10,462,560 are currently vested. The total number of shares, issuable upon the exercise of currently vested warrants, options and preferred stock (20,238,737 shares) represents approximately 71% of SpaceDev's issued and outstanding shares of common stock as of March 3, 2006.

     SPACEDEV'S LIMITED OPERATING HISTORY AND LACK OF EXPERIENCE IN OUR NEW OR PROPOSED LINES OF BUSINESS MAKES IT DIFFICULT TO PREDICT SPACEDEV'S FUTURE PROSPECTS.

     SpaceDev has a limited operating history and, as a result, our historical financial information is of limited value in projecting our future success in these markets. We launched our first microsatellite, CHIPSat, in January 2003 and, in June, September and October, 2004, our hybrid rocket technology was first utilized in connection with SpaceShipOne. We hope to sell an increasing percentage of SpaceDev's products and services in commercial markets, but virtually all of SpaceDev's historical work has been from government contracts and government-related work. We recently announced our intention to enter the launch services market by providing a microsat bus, integration services, and a launch vehicle as a package. We will be dependent on the performance of Space Exploration Technologies, a small company with limited operating history which has not yet had a successful launch, for our first launch vehicle. Our microsatellites, nanosatellites and launch services may not achieve market acceptance, and our future prospects are therefore difficult to evaluate.

     WE  MAY  NOT  SUCCESSFULLY  OR  TIMELY  DEVELOP  PRODUCTS.

     Many of our products and technologies (including our hybrid rocket technology) are currently under various stages of development. Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability. Additionally, the final cost of development cannot be determined until development is complete. Our ongoing and future product development will depend, in part, on the ability to timely complete our projects within estimated cost parameters and ultimately deploy the product in a cost-effective manner. In addition, Starsys has contracted to execute development programs under fixed price contracts. Under these contracts, even if our costs begin to exceed the amount to be paid by the customer under the contract, we are required to complete the contract without receiving any additional payments from the customer. It is difficult to predict accurately the total cost of executing these programs. If the costs to complete these programs significantly exceed the payments from the customers under the contracts, our results of operations will be harmed.

     WE PROVIDE OUR PRODUCTS AND SERVICES PRIMARILY THROUGH FIXED-PRICE AND COST PLUS FIXED FEE CONTRACTS. STARSYS HAS EXPERIENCED SIGNIFICANT LOSSES ON FIXED-PRICE CONTRACTS. COST OVERRUNS MAY RESULT IN FURTHER LOSSES AND, IF SIGNIFICANT, COULD IMPAIR OUR LIQUIDITY POSITION.

     Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts. Starsys has experienced significant cost overruns on development projects under its fixed-price contracts, resulting in estimated losses on uncompleted contracts of $2.7 million for Starsys' fiscal 2004, and an additional $2.5 million for the twelve months ended December 31, 2005. As of December 31, 2005, based on a formal evaluation process, Starsys reserved $879,351 for potential risks on these remaining development projects. Fixed-price contracts may provide for sharing of unexpected costs incurred or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance other than costs. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared. Any significant overruns in the future could materially impair our liquidity and operations.

     Under cost plus fixed fee contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. There is no guarantee as to the amount of fee we will be awarded under a cost plus fixed fee contract with a variable fee. The price on a cost plus fixed fee reimbursable contract is based on allowable costs incurred, but generally is subject to contract funding limitations. Therefore, we could bear the amount of costs in excess of the funding limitation specified in the contract, and we may not be able to recover those cost overruns.

     THE  MARKETPLACE  FOR  OUR  TECHNOLOGY  AND  PRODUCTS  IS  UNCERTAIN.

     The demand for our technology, products and services is uncertain and we may not obtain a sufficient market share to sustain our business or to increase profitability. Our business plan assumes that near-term revenues will be generated largely from government contracts for microsatellites and electromechanical systems for spacecraft with a long-term commercial market developing for private manned and unmanned space exploration. Microsatellites and commercial space exploration are still relatively new concepts, and it is difficult to predict accurately the ultimate size of the market. In addition, we are developing new product areas such as large deployable structures, solar array drives, slip rings and precision scanning assemblies for spacecraft. Many of our products and services are new and unproven, and the true level of customer demand is uncertain. Lack of significant market acceptance of our products and services, delays in such acceptance, or failure of our markets to develop or grow could negatively affect our business, financial condition, and results of operations.

     WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE ON A QUARTERLY AND ANNUAL BASIS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

     We believe that our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this "Risk Factors" section:

-    we  may  not  be  awarded  all  stages  of  existing  or  future contracts;

- the timing of new technological advances and product announcements or introductions by us and our competitors;

-    changes  in  the  terms  of  our  arrangements with customers or suppliers;

- our current reliance on a few customers for a significant portion of our net sales;

-    the  failure  of  our  key  suppliers  to  perform  as  expected;

- general or particular political conditions that could affect spending for the products that we offer;

- delays or failures to satisfy our obligations under our contracts on a timely basis;

-    the  failure  of  our  products  to  successfully  launch  or  operate;

-    the  uncertain  market  for  our  technology  and  products;

-    the availability and cost of raw materials and components for our products;
     and

-    the  potential  loss  of  or  inability  to  hire  key  personnel.

     As a result of these factors, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

     WE FACE SIGNIFICANT COMPETITION AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO.

     We face significant competition for our government and commercial contracts. Many of our competitors have greater resources than we do and may be able to devote greater resources than us to research and development and marketing. Given the sophistication inherent in our operations, larger competitors may have a significant advantage and may be able to more efficiently adapt and implement technological advances. In addition, larger and financially stronger corporations have advantages over us in obtaining space and defense contracts due to their superior marketing (lobbying) resources and the
perception  that  they  are  a  better   choice  than   smaller   companies  for
mission-critical projects because of the higher likelihood that they will be able to continue in business for the necessary future period. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than we possess, could seek to produce products or services that
compete  with  our   products  or   services,   including   new  mechanisms  and
electromechanical subsystems using new technology which could render our products less viable. Some of our foreign competitors currently benefit from, and others may benefit in the future from, subsidies from or other protective measures implemented by their home countries.

     OUR  PRODUCTS  AND SERVICES MAY NOT FUNCTION WELL UNDER CERTAIN CONDITIONS.

     Most of our products are technologically advanced and tested, but sometimes are not space qualified for performance under demanding operating conditions. Our products may not be successfully launched or operated, or perform as intended. Like most organizations that have launched satellite programs, we have experienced and in the future will likely experience some product and service failures, cost overruns, schedule delays, and other problems in connection with our products. Our products and services are and will continue to be subject to significant technological change and innovation. Our success will generally depend on our ability to continue to conceive, design, manufacture and market new products and services on a cost-effective and timely basis. We anticipate that we will incur significant expenses in the design and initial manufacture and marketing of new products and services.

     LAUNCH  FAILURES  OR  DELAYS  COULD  HAVE  SERIOUS  ADVERSE  EFFECTS ON OUR
BUSINESS.

     A single launch failure of one of our microsatellites could have serious adverse effects on our business. Microsatellite launches are subject to significant risks, the realization of which can cause disabling damage to or total loss of a microsatellite, as well as damage to our reputation among actual and potential customers. Delays in the launch could also adversely affect our net sales. Delays could be caused by a number of factors, including:

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

     OUR U.S. GOVERNMENT CONTRACTS ARE SUBJECT TO AUDITS THAT COULD RESULT IN A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IF A MATERIAL ADJUSTMENT IS REQUIRED.

     The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency, by other agencies of the U.S. government or prime contractors. These entities have the right to audit our cost estimates and/or allowable cost allocations with respect to certain contracts. From time to time we may in the future be required to make adjustments and reimbursements as a result of these audits. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve contract termination, suspension, fines, injunctions or other sanctions.

     OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR KEY PERSONNEL. THE DECEMBER 2005 ACCELERATION OF VESTING ALL OUTSTANDING STOCK OPTIONS REDUCED THE EFFECTIVENESS OF THE STOCK OPTIONS AS A RETENTION DEVICE.

     Our success will be dependent upon the efforts of key members of our management and engineering team, including our chairman and chief technology officer, James W. Benson, our chief executive officer and vice-chairman, Mark N. Sirangelo, our president and chief financial officer, Richard B. Slansky, our vice president of engineering, Frank Macklin, our vice president of programs and new business development, Randall K. Simpson, the chief executive officer of Starsys, Scott Tibbitts, the president of Starsys, Robert Vacek, and certain other SpaceDev and Starsys personnel. The loss of any of these persons, or other key employees, including personnel with security clearances required for classified work and highly skilled technicians and engineers, could have a material adverse effect on us. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel. The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us. At this time we do not maintain key man life insurance on any of our key personnel.

     One device we have historically used to enhance our ability to retain and incentivize key personnel is the grant of stock options which are subject to vesting. If the employee leaves us before the vesting period has been completed, he must forfeit a portion of the stock options. In December 2005, in order to avoid adverse financial reporting effects in future years under a new accounting standard, we eliminated all future vesting requirements on all of our 8,031,036 stock options then outstanding in the hands of employees, officers, and directors.

     OUR GROWTH MAY NOT BE MANAGEABLE AND OUR BUSINESS COULD SUFFER AS A RESULT.

     Even if we are successful in obtaining new business, failure to manage the growth could adversely affect our operations. We may experience extended periods of very rapid growth, which could place a significant strain on our management, operating, financial and other resources. Our future performance will depend in part on our ability to manage growth effectively. We must develop management information systems, including operating, financial, and accounting systems, improve project management systems and processes and expand, train, and manage our workforce to keep pace with growth. Our inability to manage growth effectively could negatively affect results of operations and the ability to meet obligations as they come due.

     WE MAY NOT ADDRESS SUCCESSFULLY THE PROBLEMS ENCOUNTERED IN CONNECTION WITH POTENTIAL FUTURE ACQUISITIONS.

     We expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies; the Starsys acquisition was the first major acquisition we have consummated. Potential and completed acquisitions and strategic investments involve numerous risks, including:

- problems assimilating the purchased technologies, products or business operations;

-    problems  maintaining uniform standards, procedures, controls and policies;

-    unanticipated  costs  associated  with  the  acquisition;

-    diversion  of  management's  attention  from  our  core  business;

- adverse effects on existing business relationships with suppliers and customers;

-    incompatibility  of  business  cultures;

- risks associated with entering new markets in which we have no or limited prior experience;

-    potential  loss  of  key  employees  of  acquired  businesses;  and

- increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

     IF  OUR  KEY  SUPPLIERS  FAIL TO PERFORM AS EXPECTED, OUR REPUTATION MAY BE
DAMAGED. WE MAY EXPERIENCE DELAYS, LOSE CUSTOMERS AND EXPERIENCE DECLINES IN REVENUES, PROFITABILITY, AND CASH FLOW.

     We purchase a significant percentage of our product components and subassemblies from third parties. If our subcontractors fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them or identifying qualified replacements in a timely or cost effective manner. As a result, we may experience performance delays that could result in additional program costs, contract termination for default or damage to our customer relationships which may cause our revenues, profitability and cash flow to decline. In addition, negative publicity from any failure of one of our products or sub-systems as a result of a supplier failure could damage our reputation and prevent us from winning new contracts.

     OUR  LIMITED  INSURANCE MAY NOT COVER ALL RISKS INHERENT IN OUR OPERATIONS.

     We may find it difficult to insure certain risks involved in our operations, including our launch vehicle and satellite operations, accidental damage to high value customer hardware during the manufacturing process and damages to customer spacecraft caused by our products not working to specification. Insurance market conditions or factors outside of our control at the time insurance is purchased could cause premiums to be significantly higher than current estimates. Additionally, the U.S. Department of State has published regulations which could significantly affect the ability of brokers and underwriters to insure certain launches. These factors could cause other terms to be significantly less favorable than those currently available, may result in limits on amounts of coverage that we can obtain, or may prevent us from obtaining insurance at all. Furthermore, proceeds from insurance may not be sufficient to cover losses.

     SEVERAL YEARS OF LOW DEMAND AND OVERCAPACITY IN THE COMMERCIAL SATELLITE MARKET HAVE RESULTED IN SLOW GROWTH IN DEMAND FOR SPACE PRODUCTS.

     The commercial satellite market has experienced pricing pressures due to excess capacity in the telecommunications industry and weakened demand over the past several years. Satellite demand, and thus subsystem and component orders, have also been impacted by the business difficulties encountered by the commercial satellite services industry. This has resulted in a reduction in the total market size in the near term. While the market appears to be making a recovery, growth in the demand for our products may be limited.

     OUR COMPETITIVE POSITION WILL BE SERIOUSLY DAMAGED IF WE CANNOT PROTECT INTELLECTUAL PROPERTY RIGHTS IN OUR TECHNOLOGY.

     Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology. We rely on a combination of patents, trade secrets and contracts to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable. In addition, effective intellectual property protection may be unavailable or limited in some foreign countries.

     There is no guarantee any patent will be issued on any patent application that we have filed or may file. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed because it will be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that design around our patented technology. In addition, it is possible that any patent that we may obtain may not provide adequate protection and our competitive position could be significantly harmed.

     As we expand our product line or develop new uses for our products, these products or uses may be outside the scope of our current patent applications, issued patents, and other intellectual property rights. In addition, if we develop new products or enhancements to existing products, there is no guarantee that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new products, these patents may not provide meaningful protection. In some countries outside of the United States, effective patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in those countries that have functions and features that infringe on our intellectual property.

     We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed, regardless of the outcome of the case.

     CLAIMS BY OTHER COMPANIES THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY OR THAT PATENTS ON WHICH WE RELY ARE INVALID COULD ADVERSELY AFFECT OUR BUSINESS.

     From time to time, companies may assert patent, copyright and other intellectual proprietary rights against our products or products using our technologies or other technologies used in our industry. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company's intellectual property rights, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.

     Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.

     WE ARE SUBJECT TO SUBSTANTIAL REGULATION. ANY FAILURE TO COMPLY WITH EXISTING REGULATIONS, OR INCREASED LEVELS OF REGULATION, COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     Our  business  activities  are subject to substantial regulation by various agencies and departments of the United States government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations, or "ITAR." Exports of our products, services and technical information require either Technical Assistance Agreements, manufacturing license agreements or licenses from the U.S. Department of State depending on the level of technology being transferred. This includes recently published regulations restricting the ability of U.S.-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. Failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation.

     In addition, the space industry has specific regulations with which we must comply. Command and telemetry frequency assignments for space missions are regulated internationally by the International Telecommunications Union, which we refer to as the ITU. In the United States, the Federal Communications Commission, which we refer to as the FCC, and the National Telecommunications Information Agency, which we refer to as NTIA, regulate command and telemetry frequency assignments. All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the U.S. Air Force. In addition, all commercial space launches that we would perform require a license from the Department of Transportation. Satellites that are launched must obtain approvals for command and frequency assignments. For international approvals, the FCC and NTIA obtain these approvals from the ITU. These regulations have been in place for a number of years to cover the large number of non-government commercial space missions that have been launched and put into orbit in the last 15 to 20 years. Any commercial deep space mission that we would perform would be subject to these regulations.

     We are also subject to laws and regulations regulating the formation, administration and performance of, and accounting for, U.S. government contracts. With respect to such contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions, penalties, suspension or debarment from contracting with the U.S. government.

     We are also required to obtain permits, licenses, and other authorizations under federal, state, local and foreign laws and regulations relating to the environment. Our failure to comply with applicable law or government regulations, including any of the above-mentioned regulations, could have serious adverse effects on our business.

     SPACEDEV'S STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF SPACEDEV COMMON STOCK.

     The market prices of securities of technology-based companies like ours particularly in industries (also like ours) where substantial value is ascribed to a hope for future increase in the size of the total market, are often highly volatile. The market price of SpaceDev common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control, including:

-    deviations  in  our  results  of  operations  from  estimates;

-    changes  in  estimates  of  our  financial  performance;

- changes in our markets, including decreased government spending or the entry of new competitors;

-    our  inability  to  obtain  financing  necessary  to  operate our business;

-    changes  in  technology;

-    potential  loss  of  key  personnel;

-    short  selling;

-    changes  in  market valuations of similar companies and stock market price;

-    the  Starsys  merger;  and

-    volume  fluctuations  generally,  including  resale's  by  former   Starsys
     stockholders  or  by  Laurus.

     CHANGES IN STOCK OPTION ACCOUNTING RULES MAY ADVERSELY AFFECT OUR REPORTED OPERATING RESULTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OUR STOCK PRICE AND OUR EFFORTS IN RECRUITING ADDITIONAL EMPLOYEES.

     Technology companies, in general, and our company in particular, depend upon and use broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Through fiscal 2005, we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with the first quarter of 2006. The change in accounting rules will lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.


     THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT CONTROL OVER IMPORTANT POLICY DECISIONS AND COULD DELAY OR PREVENT CHANGES IN CONTROL.

     As of March 3, 2006, our executive officers and directors together beneficially owned approximately 50.48% of the issued and outstanding shares of our common stock. As a result, these persons could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving us. In addition, through control of the board of directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

     SPACEDEV HAS NOT PAID DIVIDENDS ON ITS COMMON STOCK IN THE PAST AND DOES NOT ANTICIPATE PAYING DIVIDENDS ON ITS COMMON STOCK IN THE FORESEEABLE FUTURE.

     SpaceDev has not paid common stock dividends since its inception and does not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value. In addition, the revolving credit facility with Laurus Master Fund Ltd. and the terms of our preferred stock currently restrict, and any other credit or borrowing arrangements that we may enter into may in the future restrict or limit, our ability to pay common stock dividends to our shareholders.

     OUR EXPANSION INTO OTHER NEW LINES OF BUSINESS MAY DIVERT MANAGEMENT'S ATTENTION FROM OUR EXISTING OPERATIONS AND PROVE TO BE TOO COSTLY.

     Our current business plan contemplates the migration of SpaceDev's technology from projects into products for microsatellites and hybrid rocket motors over the next several years. In the meantime, we are investigating other applications of our technology and other markets for our technologies and prospective products. Our expansion into new lines of business may be difficult for us to manage because they may involve different disciplines and require different expertise than our core business. Consequently, this expansion may divert management's time and attention away from our core business, and we may need to incur significant expenses in order to develop the expertise, and reputation we desire. Any revenues generated by new lines of business may not be significant enough to offset the expenditures required to enter such business, or provide the anticipated return on investment.

     FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS THE PRICE OF THE COMMON STOCK.

     Sales by SpaceDev's current and future shareholders of a substantial number of shares, including sales by the Starsys shareholders following the merger, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. As described in a preceding risk factor, SpaceDev has a significant number of shares that are issuable upon exercise of options and warrants or upon conversion of shares of preferred stock. All of these shares are either registered with the SEC and may be sold without restriction (except for volume limitations applicable to our officers, directors and significant shareholders with respect to their option shares, and contractual lockup restrictions obtained from some of the Starsys shareholders) or have registration rights requiring us to register these shares with the SEC. In the future, we may issue additional shares of common stock, convertible securities, options and warrants.

     WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROL REPORTING REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

     We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and any stock exchange on which our stock may be listed in the future. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and independent registered public accounting firm reports on internal controls as part of our annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure and processes to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

     THE TERMS OF SPACEDEV'S OUTSTANDING SHARES OF PREFERRED STOCK, AND ANY SHARES OF PREFERRED STOCK ISSUED IN THE FUTURE, MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

     SpaceDev is authorized to issue up to 10,000,000 shares of preferred stock in one or more series. SpaceDev currently has outstanding 248,460 shares of its Series C Convertible Preferred Stock and 5,150 shares of its Series D Preferred Stock. Our board of directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. SpaceDev's Series C Preferred Stock and Series D Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

     BECAUSE SPACEDEV COMMON STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES, BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN SPACEDEV SECURITIES MAY BE ADVERSELY AFFECTED.

     Transactions in SpaceDev common stock are currently subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend SpaceDev securities to persons other than institutional accredited investors must:

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

     As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in SpaceDev securities may be adversely affected. As a result, the market price of SpaceDev securities may be depressed, and you may find it more difficult to sell our securities.

ITEM  7.     FINANCIAL  STATEMENTS

     Please see our audited financial statements for the year ended December 31, 2005 as compared to the year ended December 31, 2004 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.       CONTROLS  AND  PROCEDURES

     Mark N. Sirangelo, our chief executive officer, and Richard B. Slansky, our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

ITEM  8B.       OTHER  INFORMATION

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND   CONTROL  PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The following are the current directors and executive officers of SpaceDev and their background and ages as of March 3, 2006.




NAME. . . . . . . . . . . . . . . . . . . . .  AGE  TITLE
James W. Benson . . . . . . . . . . . . . . .   60  Chairman of the Board and Chief Technology Officer
Mark N. Sirangelo . . . . . . . . . . . . . .   45  Vice Chairman of the Board and Chief Executive Officer
Richard B. Slansky. . . . . . . . . . . . . .   48  President, Chief Financial Officer, Corporate Secretary and Director
Scott Tibbitts. . . . . . . . . . . . . . . .   48  Managing Director and Director
Robert Vacek. . . . . . . . . . . . . . . . .   44  President of Starsys, Inc.
Frank Macklin . . . . . . . . . . . . . . . .   48  Vice President, Engineering
Randall K. Simpson. . . . . . . . . . . . . .   59  Vice President, New Business Development & Project Management
Stuart Schaffer . . . . . . . . . . . . . . .   46  Director
Wesley T. Huntress *. . . . . . . . . . . . .   63  Director
Curt Dean Blake * . . . . . . . . . . . . . .   48  Director
General Howell M. Estes, III (USAF Retired) *   64  Director
Robert S. Walker *. . . . . . . . . . . . . .   63  Director
Scott McClendon * . . . . . . . . . . . . . .   66  Director
Susan Benson. . . . . . . . . . . . . . . . .   60  Director

*  Denotes  Independent  Director


     James W. Benson is SpaceDev's founder and has served as SpaceDev's chairman of the board since October 1997. Mr. Benson also served as chief executive officer of SpaceDev from October 1997 until December 2005, at which time he was succeeded by Mark N. Sirangelo in such position and became SpaceDev's chief technology officer. In 1984, Mr. Benson founded Compusearch Corporation (later renamed Compusearch Software Systems) in McLean, Virginia, which was engaged in the development of software algorithms and applications for personal computers and networked servers to create full text indexes of government procurement regulations and to provide instant full text searches for any word or phrase. In 1989, Mr. Benson started the award-winning ImageFast Software Systems, which later merged with Compusearch. In 1995, Mr. Benson sold Compusearch and ImageFast, and retired at age fifty. Mr. Benson started SpaceDev, Inc., a Nevada corporation, which was acquired by Pegasus Development Corp, a Colorado corporation, in October of 1997. Mr. Benson acquired a controlling ownership in Pegasus and later changed its name to SpaceDev, Inc. Mr. Benson holds a bachelor's degree in Geology from the University of Missouri. He founded the non-profit Space Development Institute, and introduced the $5,000 Benson Prize for Amateur Discovery of Near Earth Objects. He is also vice chairman and private sector representative on NASA's national Space Grant Review Panel, and is a member of the American Society of Civil Engineers subcommittee on Near Earth Object Impact Prevention and Mitigation. Mr. Benson and Susan Benson are married but separated.

     Mark N. Sirangelo was a member of QS Advisors, LLC, and also a member of The QuanStar Group LLC, strategic and business advisors to SpaceDev, until he was appointed vice chairman and chief executive officer of SpaceDev in December

2005. Mr. Sirangelo's roles were as a managing member from December 2003 and chief executive officer of the Quanstar Group, LLC from December 2003 until November 2005 and the managing member of QS Advisors, LLC from February 1998 to December 2005. Mr. Sirangelo actively participated in the development in a number of early-stage companies in aerospace, technical, scientific and other industries. His work at Quanstar also included hands-on involvement with technology commercialization transfer for university and government laboratories. From 2001 until 2003, Mr. Sirangelo also served as a senior officer of Natexis Bleichroeder, Inc., an international investment banking firm. Mr. Sirangelo has a bachelor's degree in science, a master's degree in business and juris doctorate, all from Seton Hall University. Mr. Sirangelo is a director for the National Center for Missing and Exploited Children in addition to serving as a director and treasurer of the International Center for Missing and Exploited Children.

     Richard B. Slansky is currently SpaceDev's president, chief financial officer, director and corporate secretary. He joined SpaceDev on February 10, 2003 as chief financial officer and corporate secretary. In November 2004, Mr. Slansky was appointed as president and director. Mr. Slansky served as interim chief executive officer, interim chief financial officer, and director for Quick Strike Resources, Inc., an IT training, services and consulting firm, from July 2002 to February 2003. From May 2000 to July 2002, Mr. Slansky served as chief financial officer, vice president of finance, administration and operations and corporate secretary for Path 1 Network Technologies, Inc., a public company focused on merging broadcast and cable quality video transport with IP networks. Mr. Slansky is currently serving on the Board of Directors of several private companies. Mr. Slansky earned a bachelor's degree in economics and science from the University of Pennsylvania's Wharton School of Business and a master's degree in business administration in finance and accounting from the University of Arizona.

     Scott Tibbitts was appointed managing director and a director of SpaceDev at the closing of the Starsys merger on January 31, 2006. Mr. Tibbitts co-founded Starsys Research Corporation in 1988 and has served as president, chief executive officer and a member of the Board of Directors from 1988 until May 2005; and since May 2005 has served as chief executive officer and a member of the Board of Directors. From 1986 to 1988, Mr. Tibbitts served as the engineering manager for Maus Technologies, Inc., a developer of high technology domestic water heaters and thermal actuator technologies. Mr. Tibbitts has a bachelor's degree in chemical engineering from the University of Wisconsin.

     Robert Vacek was appointed president of Starsys at the closing of the Starsys merger on January 31, 2006. Mr. Vacek previously served as president and general manager of Starsys since June 2005. From November 2004 to June 2005, Mr. Vacek served as vice president of programs of Starsys. From 1996 until joining Starsys, Mr. Vacek held a variety of management positions at Ball Aerospace and Technologies Corp., a provider of advanced imaging, communications and information solutions to the aerospace market, including director of Defense Systems. Mr. Vacek holds a bachelor's degree in electrical engineering from the University of Minnesota and a master's degree from the University of New Mexico.

     Frank Macklin was appointed as SpaceDev's vice president of Engineering in 2004. Mr. Macklin has been SpaceDev's chief engineer of hybrid propulsion systems and the technical leader for SpaceDev's National Reconnaissance Office-funded SPOTV Hybrid System Definition study, and is acting chief engineer for SpaceDev's Maneuvering and Orbital Transfer Vehicle Hybrid Technology Development and X-Motor Development. Mr. Macklin was a founder of Integrated Space Systems, Inc., which was acquired by SpaceDev in 1998. Mr. Macklin is a California State registered professional electrical engineer with more than 20 years of experience with launch vehicles, ground launch control systems, launch sites and launch teams. Mr. Macklin received his bachelor's degree in electrical engineering from San Diego State University and is a California Board Certified Professional Engineer.

     Randall K. Simpson is SpaceDev's vice president of new business development and project management, having joined SpaceDev in January 2004. Mr. Simpson has over 30 years of diversified experience in business development, product definition, engineering development and support for aerospace, commercial and international customers. From October 2000 to January 2004, Mr. Simpson served as assistant vice president of program management for Alvarion, Inc., a high technology commercial communications firm. Mr. Simpson received both his bachelor's and master's degrees in electrical engineering from San Diego State University.

     Stuart Schaffer was appointed to SpaceDev's Board of Directors in May 2002. Mr. Schaffer is currently the president of vendor affairs for Sicommnet, Inc., an internet marketplace company, where both Messrs. McClendon and Slansky are members of the Sicommnet Board of Directors. From August 2003 to January 2005, Mr. Schaffer was the vice president of marketing for Overture Performance Marketing -- a business unit of Overture Services, which is a subsidiary of Yahoo! From May 2002 to August 2003, Mr. Schaffer was SpaceDev's vice president of product development/marketing. From 1998 to 2001, Mr. Schaffer acted as vice president of marketing for Infocus Corporation. Mr. Schaffer has a bachelor's degree in physics from Harvey Mudd College and a master's degree from Harvard.

     Wesley T. Huntress was appointed to SpaceDev's Board of Directors as an independent director in June 1999, and is a member of SpaceDev's Audit Committee and Nominating/Corporate Governance Committee. Dr. Huntress is currently director of the Geophysical Laboratory at the Carnegie Institution of Washington in Washington, DC, where he leads an interdisciplinary group of scientists in the fields of high-pressure science, astrobiology, petrology and biogeochemistry. From October 1993 to September 1998, Dr. Huntress served as the associate administrator for Space Science at NASA where he was responsible for NASA's programs in astrophysics, planetary exploration, and space physics. Dr. Huntress received his bachelor's degree in chemistry from Brown University, and his doctorate in chemical physics from Stanford. He became a permanent research scientist at Jet Propulsion Laboratory, or JPL, in 1969. At JPL Dr. Huntress served as co-investigator for the ion mass spectrometer experiment in the Giotto Halley's Comet mission, and as an interdisciplinary scientist for the Upper Atmosphere Research Satellite and Cassini missions. He also assumed a number of line and research program management assignments while at JPL, and spent a year as a visiting professor in the Department of Planetary Science and Geophysics at Caltech.

     Curt Dean Blake was appointed to SpaceDev's Board of Directors as an independent director in September 2000. He serves as chairman of the SpaceDev Audit Committee and is a member of SpaceDev's Compensation Committee. Mr. Blake is the chief executive officer of GotVoice, Inc., a startup company in the voicemail consolidation and messaging business. From 1999 to 2002, Mr. Blake provided consulting services to various technology companies, including Apex Digital, Inc. and SceneIt.com. Mr. Blake has a master's degree and juris doctorate from the University of Washington.

     General  Howell  M.  Estes,  III (USAF Retired) was appointed to SpaceDev's
Board of Directors as an independent director in April 2001, is chairman of SpaceDev's Nominating/Corporate Governance Committee and is a member of SpaceDev's Compensation Committee. General Estes retired from the United States Air Force in 1998 after serving for 33 years. At that time he was the Commander-in-Chief of the North American Aerospace Defense Command and the United States Space Command, and the Commander of the Air Force Space Command headquartered at Peterson Air Force Base, Colorado. In addition to a bachelor of science degree from the Air Force Academy, he holds a master of arts degree in public administration from Auburn University and is a graduate of the Program for Senior Managers in Government at Harvard's J.F.K. School of Government. General Estes is the president of Howell Estes & Associates, Inc., a consulting firm to chief executive officers, presidents and general managers of aerospace and telecommunications companies worldwide. He serves as vice chairman of the Board of Trustees at The Aerospace Corporation. He served as a consultant to the

Defense Science Board Task Force on Space Superiority and more recently as a commissioner on the U.S. Congressional Commission to Assess United States National Security Space Management and Organization, also known as the Rumsfeld Commission.

     Robert  S.  Walker  was  appointed  to  SpaceDev's Board of Directors as an independent director in April 2001. He is currently a member of SpaceDev's Nominating/ Corporate Governance Committee. Mr. Walker has acted as chairman of Wexler & Walker Public Policy Associates in Washington, D.C. since January 1997. Mr. Walker was a member of the U.S. House of Representatives from 1977-1997, during which time he served as chairman of the House Science Committee, vice chairman of the Budget Committee, and participated in House Republican leadership activities. Mr. Walker was the first sitting member of the U.S. House of Representatives to be awarded NASA's highest honor, the Distinguished Service Medal. Mr. Walker was on the Board of Directors of Aerospace Corporation, from March 1997 to November 2005. Mr. Walker is currently on the Board of Directors of the Zero Gravity Company, and became chairman of the board of the Space Foundation in January 2006.

     Scott McClendon was appointed to SpaceDev's Board of Directors as an independent director in July 2002. He is currently a member of SpaceDev's Audit Committee and chairman of SpaceDev's Compensation Committee. Mr. McClendon currently sits on the Board of Directors for Overland Storage, Inc., a public data storage company, where he is the chairman of the Board. He became the chairman of the Board after serving as president and chief executive officer from October 1991 to March 2001. In addition to SpaceDev and Overland Storage, Mr. McClendon is currently serving on the Board of Directors of Procera Networks, Inc., a public-company. Mr. McClendon received a bachelor's degree in electrical engineering, and a master's degree in electrical engineering from Stanford University School of Engineering.

     Susan C. Benson was appointed to SpaceDev's Board of Directors in April 2005. Ms. Benson joined SpaceDev in 1997, serving as corporate secretary until 2003. From approximately 1998 to 2004, Ms. Benson was, in part, responsible for SpaceDev's investor relations and public relations activities, managing
SpaceDev's strategic messaging to build industry and media awareness and strengthen shareholder relations. Ms. Benson currently sits on the Board of Directors of Space Development Institute, a non-profit organization founded by James W. Benson and Ms. Benson. Ms. Benson and James W. Benson are married but separated.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     We have a standing audit committee comprised of Messrs. Blake, McClendon and Dr. Huntress. We do not maintain any pension, retirement or other arrangements other than as disclosed in the tables listed within this document as it pertains to members of the board for compensation. Our Board of Directors took action sixteen (16) times during the last fiscal year, with fifteen (15) being at regular or special meetings attended by the members of the Board either personally or telephonically. There was one (1) unanimous written consent in 2005. Our Audit Committee took separate action four (4) times during the last fiscal year, each time at a regular or special meeting attended by a quorum of the members of the committee either personally or telephonically.


SECTION  16  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Based upon a review of the Forms 3 and 4 furnished to us during 2005, each of the Directors and/or Executive Officers timely filed his or her initial Form 3 and Form 4 under Section 16(a) of the Securities and Exchange Act of 1934 during 2005 with the following exceptions: James W. Benson on April 17, 2005, May 31, 2005, and December 23, 2005; and Susan C. Benson on May 31, 2005.

CODE  OF  ETHICS  DISCLOSURE

     Our Board of Directors adopted a Code of Ethics and Business Conduct applicable to the members of the Board of Directors and the officers of SpaceDev. Our chief executive officer, chief financial officer and other senior officers, specifically are subject to the Code. A copy of the Code may be obtained, at no cost, by contacting Richard B. Slansky, Corporate Secretary. A copy of the Code of Ethics is also attached as exhibit 10.15 to the Company's 10-KSB dated March 28, 2003.

ITEM  10.     EXECUTIVE  COMPENSATION

EXECUTIVE  OFFICER  COMPENSATION

     Total compensation paid to our "named executive officers" for the past three fiscal years is set forth below: The named executive officers consist of each person who was our CEO at any time in 2005 and our four most highly compensated officers other than the CEO(s) who were serving as executive officers on December 31, 2005.


                           SUMMARY COMPENSATION TABLE


                                                      OTHER ANNUAL   SECURITIES    ALL OTHER
NAME AND                  FISCAL   SALARY     BONUS   COMPENSATION   UNDERLYING    COMPENSATION
PRINCIPAL POSITION         YEAR     ($)        ($)         ($)       OPTIONS (#)        ($)
-----------------------    ----    -------   ------    -----------   -----------   ------------
Mark N. Sirangelo          2005      1,038        -              -     1,900,000              -
Chief Executive Officer    2004          -        -              -             -              -
                           2003          -        -              -             -              -
-----------------------    ----    -------   ------    -----------   -----------   ------------
James W. Benson            2005    180,000    2,587              -     1,100,000          1,400
Chief Technology Officer   2004    177,923   40,000          3,894             -            285
                           2003    150,000        -              -             -              -
-----------------------    ----    -------   ------    -----------   -----------   ------------
Richard B. Slansky         2005    150,000    2,448              -     1,400,000        111,254
President and              2004    150,000        -              -       395,000         27,672
Chief Financial Officer    2003     94,625        -              -       355,000          2,482
-----------------------    ----    -------   ------    -----------   -----------   ------------
Randall K. Simpson         2005    131,923    1,797              -        42,400          1,255
Vice President             2004    114,231        -              -       250,000            600
New Business Development   2003          -        -              -             -              -
-----------------------    ----    -------   ------    -----------   -----------   ------------
Frank Macklin              2005    124,231    1,667              -        40,000          1,400
Vice President             2004    109,110    4,067              -        50,000            100
Engineering                2003          -        -              -             -              -
-----------------------    ----    -------   ------    -----------   -----------   ------------
David J. Streich (1)       2005    106,154    1,088              -        55,000              -
Vice President             2004          -        -              -       240,000              -
Human Resources            2003          -        -              -             -              -
-----------------------    ----    -------   ------    -----------   -----------   ------------
-----------------------    ----    -------   ------    -----------   -----------   ------------

(1) The Board of Directors has determined that Mr. Streich is not a Section 16 officer; however we are providing compensation information regarding Mr. Streich in the interest of full disclosure.



     The following table shows all stock options granted during 2005 to the SpaceDev executive officers named in the Summary Compensation Table. No stock appreciation rights were granted during fiscal year 2005.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR
Individual  Grants


                                             Percent of Total
                      Number of Securities   Options Granted to     Exercise
                      Underlying Options     Employees in Fiscal    Price         Expiration
Name                  Granted (#)            Year                   ($/Share)     Date
------------------    --------------------   -------------------    ---------     -----------
Mark N. Sirangelo               1,900,000             30%               1.40       12/20/2010
James W. Benson                 1,100,000             17%               1.40       12/20/2010
Richard B. Slansky              1,400,000             22%               1.40       12/20/2010
Randall K. Simpson                 42,400              1%               1.40       12/20/2010
Frank Macklin                      40,000              1%               1.40       12/20/2010
David J. Streich (1)               55,000              1%               1.40       12/20/2010
------------------    --------------------   -------------------    ---------     -----------
------------------    --------------------   -------------------    ---------     -----------

(1) The Board of Directors has determined that Mr. Streich is not a Section 16 officer; however we are providing compensation information regarding Mr. Streich in the interest of full disclosure.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table reflects information for the executive officers of SpaceDev, named in the Summary Compensation Table, effective December 31, 2005:



                                                         Number of Securities          Value of Unexercised In-the-
                                                         Underlying Unexercised        Money  Options/SARs at FY-End
                                                         Options/SARs at FY-End (#)    ($)
                                                         ---------------------------   ------------------------------
Name                Shares Acquired on  Value Realized   Exercisable / Unexercisable   Exercisable / Unexercisable(1)
                    Exercise (#)        ($)
------------------  ------------------  --------------   ---------------------------   ------------------------------
Mark N. Sirangelo                    -               -     1,900,000 / -                $2,660,000 / -
------------------  ------------------  --------------   ---------------------------   ------------------------------
James W. Benson                      -               -     1,610,000 / -                 1,839,469 / -
------------------  ------------------  --------------   ---------------------------   ------------------------------
Richard B. Slansky              25,000          12,750     2,125,000 / -                 2,491,700 / -
------------------  ------------------  --------------   ---------------------------   ------------------------------
Randall Simpson                      -               -       292,400 / -                   357,436 / -
------------------  ------------------  --------------   ---------------------------   ------------------------------
Frank Macklin                        -               -        93,000 / -                   104,583 / -
------------------  ------------------  --------------   --------------------------   -------------------------------
David J. Streich                     -               -       295,000 / -                    77,000 / -
------------------  ------------------  --------------   ---------------------------   ------------------------------
------------------  ------------------  --------------   ---------------------------   ------------------------------

(1) The Board of Directors has determined that Mr. Streich is not a Section 16 officer; however we are providing compensation information regarding Mr. Streich in the interest of full disclosure.



LONG-TERM  INCENTIVE  AWARDS

     SpaceDev did not have any long-term incentive plan awards during fiscal year 2005.

DIRECTOR  COMPENSATION

     Our non-employee directors received options for attending meetings of the Board as follows: each director received an option to purchase 6,000 shares for each telephonic meeting attended and an option to purchase 12,000 shares for each meeting attended in person, with a cap of options on 36,000 shares per year. Our non-employee directors also received compensation for attending committee meetings as follows: each director received an option to purchase 5,000 shares for each Audit Committee meeting attended, each director shall receive an option to purchase 2,500 shares for each Compensation Committee meeting attended and each director received an option to purchase 2,500 shares for each Nominating/Governance Committee meeting attended, which options were not subject to a cap. In addition to the above, non-employee directors receive options for 5,000 shares on the date of election or appointment. All such options were issued pursuant to the 1999 Stock Option Plan at fair market value as of the date of the meeting attended, vest 50% on the first anniversary date of the date of grant and 50% on the second anniversary date of grant, and expire on the three-year anniversary of the grant date.

     The following table sets forth the remuneration paid to our directors during the fiscal year ended December 31, 2005, including options issued to directors for projected service in 2006. We issued 2006 compensation in advance to our December 2005 directors in order to reduce earnings charges for future director consideration as a result of FAS No. 123R. The Board will address non-employee director compensation for 2007 and beyond in 2006. We do not pay directors who are also officers of the Company additional compensation for their service as directors.


                                      Cash Compensation                   Security Grants
                               ---------------------------------     ------------------------

                               Annual       Meeting   Consulting     Number of   Number of
                               Retainer     Fees      Fees/Other     Shares      Securities
                               Fees                   Fees                       Underlying
                                                                                 Options/SARs
-----------------------------  --------     -------   ----------     ---------   ------------
Name
-----------------------------  --------     -------   ----------     ---------   ------------
Mark N. Sirangelo                     -           -            -             -              -
-----------------------------  --------     -------   ----------     ---------   ------------
James W. Benson                       -           -            -             -              -
-----------------------------  --------     -------   ----------     ---------   ------------
Richard B. Slansky                    -           -            -             -              -
-----------------------------  --------     -------   ----------     ---------   ------------
Susan C. Benson                       -           -            -             -              -
-----------------------------  --------     -------   ----------     ---------   ------------
Curt Dean Blake                       -           -            -             -        177,000
-----------------------------  --------     -------   ----------     ---------   ------------
General Howell M. Estes, III          -           -            -             -        103,000
-----------------------------  --------     -------   ----------     ---------   ------------
Wesley T. Huntress                    -           -            -             -        108,000
-----------------------------  --------     -------   ----------     ---------   ------------
Scott McClendon                       -           -            -             -        152,000
-----------------------------  --------     -------   ----------     ---------   ------------
Stuart Schaffer                       -           -            -             -         72,000
-----------------------------  --------     -------   ----------     ---------   ------------
Robert S. Walker                      -           -            -             -         77,000
-----------------------------  --------     -------   ----------     ---------   ------------
-----------------------------  --------     -------   ----------     ---------   ------------


     On December 20, 2005, the vesting on all outstanding options, including those held by independent directors, was accelerated such that all outstanding options became fully-vested.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS
     On January 31, 2006, SpaceDev entered into a three year executive employment agreement with Scott Tibbitts, pursuant to which Mr. Tibbitts is employed as managing director of SpaceDev. Under the agreement, Mr. Tibbitts earns an annual base salary of $150,000 and will be eligible for quarterly performance bonuses, as determined by SpaceDev's board of directors or compensation committee, up to an annual aggregate amount of 50% of his base salary. Bonus milestones will be mutually agreed upon in good faith by Mr. Tibbitts and by SpaceDev's Board of Directors or Compensation Committee.

SpaceDev will pay severance to Mr. Tibbitts if his employment is terminated by SpaceDev without cause or by Mr. Tibbitts for good reason. The severance payment is equal to: (1) if Mr. Tibbitts' employment is terminated by SpaceDev without cause, his then-current base salary per month multiplied by the number of months remaining in the term of the agreement (prorated with respect to any partial month); or, (2) if Mr. Tibbitts' employment is terminated by Mr. Tibbitts for good reason, his then-current base salary per month multiplied by the lesser of twelve months and the number of months remaining in the term of the agreement. Under the agreement, SpaceDev will indemnify Mr. Tibbitts to the extent provided in SpaceDev's articles of incorporation, as may be amended from time to time, and pursuant to SpaceDev's standard indemnification agreement with its officers and directors, provided that SpaceDev will have no obligation to indemnify or defend Mr. Tibbitts for any action, suit or other proceeding to the extent based on acts, omissions, events or circumstances occurring prior to the Starsys merger.

     On January 31, 2006, SpaceDev entered into an executive employment agreement with Robert Vacek pursuant to which Mr. Vacek was employed as the president of Starsys, Inc., a subsidiary of SpaceDev, Inc. The agreement has an initial term of two years, and will be automatically renewed for a third year unless either SpaceDev or Mr. Vacek provides written notice of an intent not to renew. Under the agreement, Mr. Vacek is entitled to receive; (1) a base salary of $17,000 per month, subject to adjustment up to $19,000 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement; and, (3) an option to purchase up to 825,000 shares of SpaceDev common stock under the terms and conditions of SpaceDev's 2004 Equity Incentive Plan, as amended. The option has an exercise price equal to $1.46 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire upon the termination of Mr. Vacek's continuous employment. SpaceDev will pay severance to Mr. Vacek if his employment is terminated by SpaceDev without cause or by Mr. Vacek for good reason. The severance payment is equal to: (1) if Mr. Vacek's employment is terminated by SpaceDev without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or, (2) if Mr. Vacek's employment is terminated by Mr. Vacek for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months. Under the agreement, SpaceDev will indemnify Mr. Vacek to the extent provided in SpaceDev's articles of incorporation, as may be amended from time to time, to the maximum extent permitted by law and pursuant to SpaceDev's standard indemnification agreement, if any, with its officers and directors.

     On December 20, 2005, SpaceDev entered into an executive employment agreement with Mark N. Sirangelo pursuant to which Mr. Sirangelo was employed as SpaceDev's chief executive officer and vice chairman. The agreement has an initial term of two years, and will be automatically renewed for a third year unless either SpaceDev or Mr. Sirangelo provides written notice of an intent not to renew. Under the agreement, Mr. Sirangelo is entitled to receive; (1) a base salary of $22,500 per month, subject to adjustment up to $27,500 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement (including a bonus of $25,000 upon the completion of the merger with Starsys); and, (3) a fully-vested option to purchase up to 1,900,000 shares of SpaceDev common stock under the terms and conditions of a non-plan stock option agreement between SpaceDev and Mr. Sirangelo. The option has an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant. Some of the shares subject to the option are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise. SpaceDev will pay severance to Mr. Sirangelo if his employment is terminated by SpaceDev without cause or by Mr. Sirangelo for good reason. The severance payment is equal to: (1) if Mr. Sirangelo's employment is terminated by SpaceDev without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or (2) if Mr. Sirangelo's employment is terminated by Mr. Sirangelo for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or
(B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months.

     On December 20, 2005, SpaceDev entered into an amended and restated executive employment agreement with Richard B. Slansky pursuant to which Mr. Slansky is employed as SpaceDev's president and chief financial officer. The agreement supersedes in full the employment agreement dated February 10, 2003 between SpaceDev and Mr. Slansky. The agreement has an initial term of two years, and will be automatically renewed for a third year unless either SpaceDev or Mr. Slansky provides written notice of an intent not to renew. Under the agreement, Mr. Slansky is entitled to receive: (1) a base salary of $14,500 per month, subject to adjustment up to $20,000 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement (including a bonus of $25,000 upon the completion of the merger with Starsys); and, (3) a fully-vested option to purchase up to 1,400,000 shares of SpaceDev common stock under the terms and conditions of a non-plan stock option agreement between SpaceDev and Mr. Slansky. The option has an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant. Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise. SpaceDev will pay severance to Mr. Slansky if his employment is terminated by SpaceDev without cause or by Mr. Slansky for good reason. The severance payment is equal to: (1) if Mr. Slansky's employment is terminated by SpaceDev without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or
(B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or (2) if Mr. Slansky's employment is terminated by Mr. Slansky for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months.

     On December 20, 2005, SpaceDev entered into an executive employment agreement with James W. Benson pursuant to which Mr. Benson is employed as SpaceDev's chairman and chief technology officer. The agreement supersedes all prior employment agreements between SpaceDev and Mr. Benson. The agreement has an initial term of two years, and will be automatically renewed for a third year unless either SpaceDev or Mr. Benson provides written notice of an intent not to renew. Under the agreement, Mr. Benson is entitled to receive: (1) a base salary of $14,000 per month, subject to adjustment up to $17,000 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement (including a bonus of $22,500 upon the completion of the merger with Starsys); and, (3) a fully-vested option to purchase up to 950,000 shares of SpaceDev common stock under the terms and conditions of a non-plan stock option agreement between SpaceDev and Mr. Benson. The option has an exercise price equal to$1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant. Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise. SpaceDev will pay severance to Mr. Benson if his employment is terminated by SpaceDev without cause or by Mr. Benson for good reason. The severance payment is equal to: (1) if Mr. Benson's employment is terminated by SpaceDev without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or (2) if Mr. Benson's employment is terminated by Mr. Benson for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or
(B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months.

     On December 20, 2005, Mr. Benson also received an option to purchase up to 150,000 shares of SpaceDev common stock in connection with his services as chairman of SpaceDev pursuant to the terms of a separate non-plan stock option agreement between SpaceDev and Mr. Benson. The option has an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant. Some of the shares subject to the option are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value of the exercise price upon exercise.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table provides information as of March 3, 2006 concerning the beneficial ownership of the Company's common stock by (i) each director, (ii) each named executive officer, (iii) each stockholder known by us to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, and
(iv) the directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.



                                                Amount and
                                                Nature of
                                                Beneficial
Name and Address of Beneficial Owner            Ownership(1)
----------------------------------------------  ----------  -----  ------
James W. Benson. . . . . . . . . . . . . . . .   7,799,707    (2)  25.98%

Susan C. Benson. . . . . . . . . . . . . . . .   7,762,907    (3)  25.86%

Mark N. Sirangelo. . . . . . . . . . . . . . .   1,900,000    (4)   6.27%

Richard B. Slansky . . . . . . . . . . . . . .   2,235,723    (5)   7.32%

Scott F. Tibbitts. . . . . . . . . . . . . . .     845,501          2.98%

Wesley T. Huntress Jr. . . . . . . . . . . . .     293,515    (6)   1.02%

Curt Dean Blake. . . . . . . . . . . . . . . .     332,224    (7)   1.16%

General Howell M. Estes, III . . . . . . . . .     219,667    (8)   0.77%

Robert S. Walker . . . . . . . . . . . . . . .     176,667    (9)   0.62%

Stuart Schaffer. . . . . . . . . . . . . . . .     290,206   (10)   1.02%

Scott McClendon. . . . . . . . . . . . . . . .     272,460   (11)   0.95%
----------------------------------------------  ----------  -----  ------
Officers and Directors as a group (15 Persons)  18,392,060   (12)  50.78%
----------------------------------------------  ----------  -----  ------
----------------------------------------------  ----------  -----  ------


The business address for each of these persons is 13855 Stowe Drive, Poway, CA 92064.

(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 3, 2006, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on total outstanding shares of 28,414,531 on March 3, 2006.

(2) Represents 3,000,000 shares held directly by Mr. James W. Benson as a result of a stipulated order entered May 24, 2005 identifying the shares as a separate property asset of Mr. Benson, plus beneficial ownership in 2,692,294 shares held jointly with Susan C. Benson, as to which he shares voting and investing power with Ms. Benson, indirect beneficial ownership interest in 497,413 shares held in Space Development Institute (where Mr. Benson is a member of the Board of Directors along with Susan C. Benson), as to which he shares voting and investing power with Ms. Benson, and beneficial ownership in vested options to purchase up to an aggregate of 1,610,000 shares (which may constitute as community property with Susan C. Benson). Excludes approximately 1.2 million shares held by children of Mr. Benson, for which Mr. Benson disclaims beneficial ownership.

(3) Represents 2,963,200 shares held directly by Ms. Susan Benson as a result of a stipulated order entered May 24, 2005 identifying the shares as a separate property asset of Ms. Benson, plus beneficial ownership in 2,692,294 shares held jointly with James W. Benson, as to which she shares voting and investing power with Mr. Benson, indirect beneficial ownership interest in 497,413 shares held in Space Development Institute (where Ms. Benson is a member of the Board of Directors along with James W. Benson), as to which she shares voting and investing power with Mr. Benson, and beneficial ownership in vested options issued in the name of James W. Benson on 1,610,000 shares (which may constitute as community property with James W. Benson), but as to which she no longer has shared voting and investment power. Excludes approximately 1.2 million shares held by children of Ms. Benson, for which Ms. Benson disclaims beneficial ownership.

(4) Mr. Sirangelo holds vested options to purchase up to an aggregate of 1,900,000 common shares.

(5) Includes vested options to purchase up to an aggregate of 2,125,000 common shares.

(6) Includes vested options to purchase up to an aggregate of 259,647 common shares.

(7) Includes vested options to purchase up to an aggregate of 271,000 common shares.

(8) Includes vested options to purchase up to an aggregate of 219,667 common shares.

(9) Includes vested options to purchase up to an aggregate of 176,667 common shares.

(10) Includes vested options to purchase up to an aggregate of 162,000 common shares.

(11) Includes vested options to purchase up to an aggregate of 272,460 common shares.

(12) Officers and directors as a group include our eleven Board members, four of whom are also executive officers, and Messrs. Simpson, Macklin, Streich and Vacek who are executive officers.

EQUITY  COMPENSATION  PLAN  INFORMATION

The  following  table  reflects  information  as  of  December  31,  2005.



-------------------------------    -------------------------   ----------------------------   -----------------------------
                                   (a)                         (b)                            (c)
-------------------------------    -------------------------   ----------------------------   -----------------------------
Plan Category                      Number of Securities        Weighted-average exercise      Number of Securities
                                   to be issued upon exercise  price of outstanding options,  remaining available for
                                   of outstanding options,     warrants, and rights           future issuance under equity
                                   warrants, and rights                                       compensation plans (excluding
                                                                                              securities reflected in
                                                                                              column (a))
-------------------------------    -------------------------   ----------------------------   -----------------------------
Equity Compensation Plans
Approved by Security Holders                       5,447,560                          $1.19                       1,458,103
-------------------------------    -------------------------   ----------------------------   -----------------------------
Equity Compensation Plans
Not Approved by Security Holders                   4,900,000                          $1.36                               -
-------------------------------    -------------------------   ----------------------------   -----------------------------
Total                                             10,347,560                          $1.27                       1,458,103
-------------------------------    -------------------------   ----------------------------   -----------------------------
-------------------------------    -------------------------   ----------------------------   -----------------------------


     The options granted to our executives, under the equity compensation plans not approved by security holders, are fully vested and exercisable on the date of grant, have an exercise price of $1.00 to $1.40 per share, which was the closing sale price, reported on the OTCBB on the date of grant, and will expire five to ten years after the date of grant. Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, these options may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     James W. Benson, our chief technology officer and Chairman of the Board of Directors, and Susan Benson, our former corporate secretary, are married but separated. Mr. Benson has personally guaranteed the building lease on our facility and has placed his home in Poway as collateral.

     Until joining SpaceDev, Mark N. Sirangelo, chief executive officer, vice chairman and a director of SpaceDev, was a member of QS Advisors, LLC, and also a member of The QuanStar Group LLC, business advisors to SpaceDev. SpaceDev and QS Advisors entered into an agreement for which QS Advisors was paid a monthly fee of $5,000. In addition, under the agreement, upon the consummation of the merger with Starsys, and for services performed in relation to the merger and considered part of the purchase price, QS Advisors received $200,000 cash and 250,000 shares of SpaceDev common stock. This agreement terminated upon consummation of Mr. Sirangelo's employment with SpaceDev.

     On January 31, 2006, SpaceDev entered into a non-competition agreement with Scott Tibbitts, pursuant to which Mr. Tibbitts has agreed not to be employed by or have any interest in an entity that engages in a similar business to Starsys related to the aerospace industry for three years, shall not solicit any business from any past or present customer of SpaceDev, not solicit or encourage any SpaceDev employee to leave or reduce his or her employment, not to encourage a consultant under contract with SpaceDev to cease or diminish his or her work with SpaceDev, not to use SpaceDev's intellectual property other than for the benefit of SpaceDev and not to make any negative or disparaging statements regarding SpaceDev to any third party. Mr. Tibbitts will receive $100,000 annually each year he abides by the covenant not to compete.

ITEM  13.     EXHIBITS



Exhibit No.             Description              Filed     Incorporated  Form      Date Filed with  Exhibit
                                                 Herewith  by Reference            SEC              No.
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
2.1 . . . .  Agreement and Plan of Merger
             and Reorganization dated as of
             October 24, 2005 (Starsys)                         X             8-K    Oct. 26, 2005      2.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
2.2 . . . .  Amendment No. 1 to the
             Agreement and Plan of Merger
             and Reorganization dated
             December 7, 2005  (Starsys)                        X             8-K    Dec. 13, 2005      2.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
2.3 . . . .  Amendment No. 2 to the
             Agreement and Plan of Merger
             and Reorganization dated
             January 31, 2006  (Starsys)                        X             8-K    Feb.  6, 2006      2.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
2.2 . . . .  Escrow Agreement dated January
             31, 2006 (Starsys)                                 X             8-K    Feb.  6, 2006      2.4
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.1 . . . .  Articles of Incorporation dated
             December 20, 1996                                  X           10-SB    Jan. 18, 2000      2.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.2 . . . .  Articles of Amendment to
             Articles of Incorporation dated
             November 4, 1997                                   X           10-SB    Jan. 18, 2000      2.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.3 . . . .  Articles of Amendment to
             Articles of Incorporation dated
             December 17, 1997                                  X           10-SB    Jan. 18, 2000      2.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.4 . . . .  Articles of Amendment to
             Articles of Incorporation dated
             February 1, 2006                      X
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.5 . . . .  Amended and Restated Bylaws                        X             8-K    Dec. 23, 2005      3.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.6 . . . .  Certificate of Designation of
             Series C Convertible Preferred
             Stock                                              X             8-K    Aug. 30, 2004      3.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.7 . . . .  Certificate of Designation of
             Series D-1 Preferred Stock                         X             8-K    Jan. 17, 2006      3.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.8 . . . .  Certificate of Designation of
             Series D-2 Preferred Stock                         X             8-K    Jan. 17, 2006      3.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
3.9 . . . .  Form of Warrant issued to Laurus
             Master Fund August 25, 2004                        X             8-K    Aug. 30, 2004      4.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
4.1 . . . .  Form of Common Stock
             Certificate                                        X           10-SB    Jan. 18, 2005      3.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.1. . . .  Secured Loan Agreement with
             Starsys Research Corporation
             dated September 8, 2005                            X          10-QSB    Nov. 14, 2005     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.2. . . .  Promissory Note with Starsys
             Research Corporation dated
             September 8, 2005                                  X          10-QSB    Nov. 14, 2005     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.3. . . .  Subcontract Agreement with
             Andrews Space, Inc. awarded
             June 27, 2005                                      X        10-QSB/A    Dec. 22, 2005     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.4. . . .  Sublease between Gateway and
             SpaceDev dated March 31, 2005                      X             8-K   April 15, 2005     10.1
-----------------------------------------------------------------------------------------------------------


                                    PAGE 58


-----------------------------------------------------------------------------------------------------------
Exhibit No.             Description              Filed     Incorporated  Form      Date Filed with  Exhibit
                                                 Herewith  by Reference            SEC              No.
-----------------------------------------------------------------------------------------------------------
10.5. . . .  Consent to Sublease between
             Gateway and SpaceDev dated
             April 1, 2005                                      X             8-K   April 15, 2005     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.6. . . .  AFRL Contract with SpaceDev
             dated as of August 23, 2004                        X             8-K    Sept. 1, 2004     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.7. . . .  AFRL Statement of Work dated
             August 23, 2004*                                   X             8-K    Sept. 1, 2004     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.8. . . .  AFRL SBIR "mini-mo" Contract
             extension with SpaceDev dated
             August 20, 2004*                                   X          10-QSB    Nov. 15, 2004     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.9. . . .  AFRL SBIR Small Satellite Bus
             Contract with SpaceDev dated
             September 28, 2004                                 X          10-QSB    Nov. 15, 2004     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.10 . . .  AFRL SBIR Phase II Small
             Launch Vehicle Contract with
             SpaceDev dated September 29,
             2004                                               X          10-QSB    Nov. 15, 2004     10.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.11 . . .  MDA Second Task Order with
             SpaceDev dated October 20,
             2004*                                              X          10-QSB    Nov. 15, 2004     10.4
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.12 . . .  Separation Agreement and
             General Release between
             SpaceDev and Jeffrey Janicik
             dated July 22, 2004                                X          10-QSB      Aug 9, 2004     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.13 . . .  Modification  to Small Shuttle
             Compatible Propulsion Module
             contract with AFRL dated July 7,
             2004                                               X          10-QSB     Aug. 9, 2004     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.14 . . .  Lunar  Dish Observatory
             Contract between SpaceDev and
             Lunar Enterprises Corporation
             dated July 20, 2004                                X          10-QSB     Aug. 9, 2004     10.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.15 . . .  Employment Offer by SpaceDev
             to Randall K. Simpson dated
             January 16, 2004                                   X          10-KSB    April 6, 2004    10.38
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.16 . . .  Confidential Separation
             Agreement and General Release
             of Claims with Dario Emanuel
             DaPra dated March 18, 2004                         X          10-KSB    April 6, 2004    10.39
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.17 . . .  Missile Defense Agency Contract
             with SpaceDev dated March 31,
             2004                                               X          10-KSB    April 6, 2004    10.40
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.18 . . .  Amendment No. 1 to Note issued
             to Laurus Master Fund, dated
             March 31, 2004                                     X          10-KSB    April 6, 2004    10.41
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.19 . . .  Waiver Letter from Laurus
             Master Fund dated March 31,
             2004                                               X          10-KSB    April 6, 2004    10.42
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.20 . . .  First Task Order Under Missile
             Defense Agency Contract with
             SpaceDev dated April 1, 2004                       X          10-KSB    April 6, 2004    10.43
-----------------------------------------------------------------------------------------------------------


                                    PAGE 59


-----------------------------------------------------------------------------------------------------------
Exhibit No.             Description              Filed     Incorporated  Form      Date Filed with  Exhibit
                                                 Herewith  by Reference            SEC              No.
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.21 . . .  Security  Agreement between
             SpaceDev and Laurus Master
             Fund, Ltd. dated June 3, 2003                      X             8-K    June 18, 2003     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.22 . . .  Secured  Convertible Note issued
             June 3, 2003 by SpaceDev to
             Laurus Master Fund, Ltd.                           X             8-K    June 18, 2003     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.23 . . .  Common Stock Purchase
             Warrant  issued June 3, 2003 by
             SpaceDev to Laurus Master
             Fund, Ltd.                                         X             8-K    June 18, 2003     10.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.24 . . .  Registration Rights Agreement
             between SpaceDev and Laurus
             Master Fund, Ltd. dated as of
             June 3, 2003                                       X             8-K    June 18, 2003     10.4
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.25 . . .  Securities Purchase Agreement
             with Laurus Master Fund, Ltd.
             dated August 25, 2004                              X             8-K    Aug. 30, 2004     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.26 . . .  Registration Rights Agreement
             with Laurus Master Fund, Ltd.
             dated August 25, 2004                              X             8-K    Aug. 30, 2004     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.27 . . .  Letter Agreement with Laurus
             Master Fund Ltd. dated August
             25, 2004                                           X             8-K    Aug. 30, 2004     10.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.28 . . .  Employment Agreement between
             SpaceDev and Stuart Schaffer
             dated May 17, 2002                                 X          10-KSB    Mar. 28, 2003    10.11
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.29 . . .  First Amendment to Employment
             Agreement between SpaceDev
             and Stuart Schaffer dated June
             11, 2002                                           X          10-KSB    Mar. 28, 2003    10.12
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.30 . . .  Employment Agreement between
             SpaceDev and Emery Skarupa
             dated May 24, 2002                                 X          10-KSB    Mar. 28, 2003    10.13
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.31 . . .  First Amendment to Employment
             Agreement between ISS and
             Thomas W. Brown dated March
             15, 2000                                           X         10-SB/A    Mar. 27, 2000     6.14
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.32 . . .  Employment Agreement between
             SpaceDev and Stan Dubyn dated
             January 16, 2000                                   X         10-SB/A    Mar. 27, 2000     6.15
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.33 . . .  First Amendment to Employment
             Agreement between SpaceDev
             and Jan A. King , effective
             January 20, 2000                                   X         10-SB/A    Mar. 27, 2000     6.17
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.34 . . .  Agreement of License and
             Purchase of Technology between
             SpaceDev and AMROC dated
             August 1998                                        X           10-SB    Jan. 18, 2000      6.4
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.35 . . .  1999 Stock Option Plan                             X            SB-2    July 25, 2003      4.8
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.36 . . .  First Amendment to 1999 Stock
             Option Plan                                        X            SB-2    July 25, 2003     4.14
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.37 . . .  1999 Employee Stock Purchase
             Plan                                               X           10-SB    Jan. 18, 2000      6.7
-----------------------------------------------------------------------------------------------------------


                                    PAGE 60


-----------------------------------------------------------------------------------------------------------
Exhibit No.             Description              Filed     Incorporated  Form      Date Filed with  Exhibit
                                                 Herewith  by Reference            SEC              No.
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.38 . . .  2004 Equity Incentive Plan                         X             S-8    Mar. 29, 2005     99.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.39 . . .  First Amendment to 1999 Employee
             Stock Purchase Plan                    X
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.40 . . .  Executive Employment
             Agreement between SpaceDev,
             Inc.,  and James W. Benson dated
             December 20, 2005                                  X             8-K    Dec. 23, 2005     10.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.41 . . .  Executive Employment
             Agreement between SpaceDev,
             Inc.,  and Mark Sirangelo dated
             December 20, 2005                                  X             8-K    Dec. 23, 2005     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.42 . . .  Amended and Restated Executive
             Employment Agreement between
             SpaceDev, Inc.,  and Richard B.
             Slansky dated December 20,
             2005                                               X             8-K    Dec. 23, 2005     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.43 . . .  Non-Plan Stock Option
             Agreement with James W.
             Benson (evidencing an option to
             purchase up to 950,000 shares)
             dated December 20, 2005                            X             8-K    Dec. 23, 2005     10.6
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.44 . . .  Non-Plan Stock Option
             Agreement with Mark N.
             Sirangelo dated December 20,
             2005                                               X             8-K    Dec. 23, 2005     10.4
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.45 . . .  Non-Plan Stock Option
             Agreement with Richard B.
             Slansky dated December 20,
             2005                                               X             8-K    Dec. 23, 2005     10.5
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.46 . . .  Falcon Launch Services
             Agreement with Space
             Exploration Technologies
             Corporation dated November 15,
             2005 *                                             X           8-K/A    Dec. 22, 2005     10.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.47 . . .  Amendment No. 1 to the Secured
             Promissory Note with Starsys
             Research Corporation, dated
             December 20, 2005                                  X             8-K    Dec. 23, 2005 10.11
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.48 . . .  Non-Plan Stock Option
             Agreement with James W.
             Benson (evidencing an option to
             purchase up to 150,000 shares)
             dated December 20, 2005                            X             8-K    Dec. 23, 2005     10.7
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.49 . . .  Statement of Work with Andrews
             Space, Inc. awarded June 27,
             2005                                               X        10-QSB/A    Dec. 23, 2005     10.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.50 . . .  Securities Purchase Agreement
             dated January 11, 2001 (Laurus)                    X             8-K    Jan. 17, 2006     99.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.51 . . .  Registration Rights Agreement
             dated January 17, 2001 (Laurus)                    X             8-K    Jan. 17, 2006     99.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.52 . . .  Form of Preferred Stock Warrant
             (Laurus)                                           X             8-K    Jan. 17, 2006     99.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.53 . . .  Form of Common Stock Warrant
             (Laurus)                                           X             8-K    Jan. 17, 2006     99.4
-----------------------------------------------------------------------------------------------------------


                                    PAGE 61


-----------------------------------------------------------------------------------------------------------
Exhibit No.             Description              Filed     Incorporated  Form      Date Filed with  Exhibit
                                                 Herewith  by Reference            SEC              No.
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.54 . . .  Executive Employment
             Agreement with Scott Tibbitts
             Dated January 31, 2006                             X             8-K    Feb. 6, 2006      99.1
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.55 . . .  Executive Employment
             Agreement with Robert Vacek
             Dated January 31, 2006                             X             8-K    Feb. 6, 2006      99.2
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.56 . . .  Non-Competition Agreement
             with Scott Tibbitts dated January
             31, 2006                                           X             8-K    Feb. 6, 2006      99.3
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.57 . . .  Form of Standstill and Lock-up
             Agreement                                          X             8-K    Feb. 6, 2006      99.4
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
10.58 . . .  Amendment No. 2 to the
             SpaceDev 2004 Equity Incentive
             Plan                                               X             8-K    Feb. 6, 2006      99.5
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
99.1  . . .  Audited Financial Statements of
             Starsys Research Corporation for
             the years ended December 31,
             2004 and 2003                                      X             8-K    Feb. 6, 2006      99.6
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
99.2  . . .  Audited Financial Statements of
             Starsys Research Corporation for
             the nine-month period ended
             September 30, 2005                                 X             8-K    Feb. 6, 2006      99.7
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
99.3  . . .  Unaudited Pro Forma Combined
             Consolidated Financial
             Statements of SpaceDev, Inc.
             and Starsys Research Corporation
             for the nine-month period ended
             September 30, 2005 and for the
             Year ended December 31, 2004                       X             8-K    Feb. 6, 2006      99.8
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
21.1. . . .  List of Subsidiaries                   X
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
23.1. . . .  Consent of PKF                         X
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
31.1. . . .  Rule 13a-14(s) certification of
             chief executive officer                X
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
31.2. . . .  Rule 13a-14(s) certification of
             chief financial officer                X
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
32.1. . . .  Section 1350/Rule 13a-14(b)
             Certifications                         X
-----------  ----------------------------------  --------  ------------  --------  ---------------  -------
-----------------------------------------------------------------------------------------------------------

* Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The following are the fees billed us by our auditors, PKF, a professional corporation, respectively, for services rendered thereby during 2005 and 2004:



                       2005     2004
                    -------  -------
Audit Fees . . . .  $46,380  $44,000
------------------  -------  -------
Audit Related Fees  $     -  $     -
------------------  -------  -------
Tax Fees . . . . .  $ 7,500  $ 7,800
------------------  -------  -------
All Other Fees . .  $ 3,196  $28,522
------------------  -------  -------
Total. . . . . . .  $96,155  $80,322
------------------  -------  -------
------------------  -------  -------



Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided by PKF in connection with our statutory and regulatory filings or engagements.

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

All Other Fees consist of the aggregate fees billed for products and services provided by PKF and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by PKF in connection with our private and public offerings conducted during such periods.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining PKF's independence and determined that such services are appropriate.

Before the auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board of Directors.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SPACEDEV,  INC.

Date:  March  28,  2006  By:  /s/ Mark N. Sirangelo
                             ---------------------------------------------------
                            Mark N. Sirangelo, CEO (Principal Executive Officer)


Date:  March  28,  2006  By:  /s/ Richard B. Slansky
                             ---------------------------------------------------
                             Richard B. Slansky, President and CFO (Principal
                                             Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March  28,  2006  By:  /s/ James W. Benson
                             ---------------------------------------------------
                             James W. Benson, Chairman of the Board of Directors


Date:  March  28,  2006  By:  /s/ Mark N. Sirangelo
                             ---------------------------------------------------
                             Mark N. Sirangelo, Vice Chairman of the Board of
                                                                    Directors


Date:  March  28,  2006  By:  /s/ Richard B. Slansky
                             ---------------------------------------------------
                             Richard B. Slansky,  Director


Date:  March  28,  2006  By:  /s/ Susan C. Benson
                             ---------------------------------------------------
                             Susan C. Benson,  Director


Date:  March  28,  2006  By:  /s/ Curt D. Blake
                             ---------------------------------------------------
                             Curt D. Blake,  Director


Date:  March  28,  2006  By:  /s/ Howell M. Estes, III
                             ---------------------------------------------------
                             Gen. Howell M. Estes, III,  Director


Date:  March  28,  2006  By:  /s/ Wesley T. Huntress
                             ---------------------------------------------------
                             Wesley T. Huntress,  Director


Date:  March  28,  2006  By:  /s/ Scott McClendon
                             ---------------------------------------------------
                             Scott McClendon,  Director

Date:  March  28,  2006  By:  /s/ Stuart E. Schaffer
                             ---------------------------------------------------
                             Stuart E. Schaffer,  Director


Date:  March  28,  2006  By:  /s/  Scott Tibbitts
                             ---------------------------------------------------
                             Scott Tibbitts,  Director


Date:  March  28,  2006  By:  /s/  Robert S. Walker
                             ---------------------------------------------------
                             Robert S. Walker,  Director

                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

                                     CONTENTS


                        CONSOLIDATED FINANCIAL STATEMENTS



REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM     F-2

FINANCIAL  STATEMENTS
     Consolidated  Balance  Sheets                                F-3
     Consolidated  Statements  of  Operations                     F-5
     Consolidated  Statements  of  Stockholders'  Equity          F-6
     Consolidated  Statements  of  Cash  Flows                    F-9
     Notes  to  Consolidated  Financial  Statements               F-11



Report  of  Independent  Registered  Public  Accounting  Firm


Board  of  Directors  and  Stockholders
SPACEDEV,  INC.

We have audited the accompanying consolidated balance sheets of SPACEDEV, INC. AND SUBSIDIARIES as of December 31, 2005 and 2004, respectively, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEDEV, INC. AND SUBSIDIARIES as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/  PKF
San  Diego,  California                         PKF
February  3,  2006                         Certified  Public  Accountants
                                           A  Professional  Corporation


                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES


                            CONSOLIDATED BALANCE SHEETS


 December 31,. . . . . . . . . . . . . . . . . . . .         2005        2004
----------------------------------------------------  -----------  ----------
 ASSETS
 CURRENT ASSETS
    Cash and cash equivalents (Notes 1(m) and 10(a))  $ 5,750,038  $5,068,601
    Accounts receivable (Notes 1(d) and 10(b)) . . .    1,279,027     620,097
    Work in progress . . . . . . . . . . . . . . . .       21,340           -
    Note receivable (Note 11). . . . . . . . . . . .    1,353,440           -
----------------------------------------------------  -----------  ----------
 Total Current Assets. . . . . . . . . . . . . . . .    8,403,845   5,688,698

 FIXED ASSETs - Net (Notes 1(f) and 2) . . . . . . .    1,073,773     279,381

 OTHER ASSETS (NOTE 1 (N)) . . . . . . . . . . . . .    1,531,031     122,355
----------------------------------------------------  -----------  ----------
 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $11,008,649  $6,090,434
----------------------------------------------------  -----------  ----------
----------------------------------------------------  -----------  ----------


The accompanying notes are an integral part of these consolidated financial statements.


                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


 December 31, . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2005           2004
-----------------------------------------------------------------------  -------------  -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
    Current portion of notes payable (Note 4(a)). . . . . . . . . . . .  $      9,457   $     36,670
    Current portion of capitalized lease obligations (Note 9(a)). . . .         1,469          3,784
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     1,237,099        338,809
    Accrued payroll, vacation and related taxes . . . . . . . . . . . .       290,914        195,045
    Employee stock purchase plan (Note 7(b)). . . . . . . . . . . . . .        29,375          9,332
    Deferred revenue (Note 11). . . . . . . . . . . . . . . . . . . . .       153,440              -
    Other accrued liabilities (Note 9(b)) . . . . . . . . . . . . . . .       487,005        207,262
-----------------------------------------------------------------------  -------------  -------------
 TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .     2,208,759        790,902

 NOTES PAYABLE, LESS CURRENT MATURITIES (NOTE 4(A)) . . . . . . . . . .             -          9,457

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES (NOTE 9(A)) . .             -          1,469

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTES 2 AND 4) . . . . . . . . .       830,677        947,949

 DEFERRED REVENUE (NOTE 1(E)) . . . . . . . . . . . . . . . . . . . . .             -          5,000
-----------------------------------------------------------------------  -------------  -------------
 TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,039,436      1,754,777

 COMMITMENTS AND CONTINGENCIES (NOTE 9)

 STOCKHOLDERS' EQUITY
    Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, and 248,460 and 250,000 shares issued and outstanding,
    respectively (Note 8(a)). . . . . . . . . . . . . . . . . . . . . .           248            250
    Common stock, $.0001 par value; 50,000,000 shares authorized, and
    24,606,275 and 21,153,660 shares issued and outstanding,
    respectively (Note 8(b)). . . . . . . . . . . . . . . . . . . . . .         2,460          2,114
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .    22,541,994     18,739,090
    Additional paid-in capital - stock options (Note 8(d)). . . . . . .             -        750,000
    Deferred compensation (Note 8(d)) . . . . . . . . . . . . . . . . .             -       (250,000)
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .   (14,575,489)   (14,905,797)
-----------------------------------------------------------------------  -------------  -------------
 TOTAL STOCKHOLDERS, EQUITY . . . . . . . . . . . . . . . . . . . . . .     7,969,213      4,335,657
-----------------------------------------------------------------------  -------------  -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $ 11,008,649   $  6,090,434
-----------------------------------------------------------------------  -------------  -------------
-----------------------------------------------------------------------  -------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


 Years Ended December 31, . . . . . . . . . . . . . . .         2005              %         2004         %
-------------------------------------------------------  ------------  ------------  ------------  -------
 NET SALES. . . . . . . . . . . . . . . . . . . . . . .  $ 9,005,011        100.00%  $ 4,890,743   100.00%
-------------------------------------------------------  ------------  ------------  ------------  -------
 COST OF SALES. . . . . . . . . . . . . . . . . . . . .    6,905,902         76.69%    3,820,683    78.12%
-------------------------------------------------------  ------------  ------------  ------------  -------
 GROSS MARGIN . . . . . . . . . . . . . . . . . . . . .    2,099,109         23.31%    1,070,060    21.88%

 OPERATING EXPENSES
    Marketing and sales expense . . . . . . . . . . . .      673,636          7.48%      418,831     8.56%
    General and administrative. . . . . . . . . . . . .    1,113,973         12.37%      506,944    10.37%
-------------------------------------------------------  ------------  ------------  ------------  -------
 TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .    1,787,609         19.85%      925,775    18.93%
-------------------------------------------------------  ------------  ------------  ------------  -------
 INCOME FROM OPERATIONS . . . . . . . . . . . . . . . .      311,500          3.46%      144,285     2.95%
-------------------------------------------------------  ------------  ------------  ------------  -------
 NON-OPERATING (INCOME)/EXPENSE
    Interest income . . . . . . . . . . . . . . . . . .     (105,840)        -1.18%      (19,497)   -0.40%
    Interest expense. . . . . . . . . . . . . . . . . .        2,873          0.03%       52,077     1.06%
    Gain on building sale (Note 4(d)) . . . . . . . . .     (117,272)        -1.30%     (117,272)   -2.40%
    Loan fee - equity compensation (Notes 4(c) and 5) .       28,875          0.32%    3,254,430    66.54%
-------------------------------------------------------  ------------  ------------  ------------  -------
 TOTAL NON-OPERATING (INCOME)/EXPENSE . . . . . . . . .     (191,364)        -2.13%    3,169,739    64.81%
-------------------------------------------------------  ------------  ------------  ------------  -------
 INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . .      502,864          5.58%   (3,025,454)  -61.86%
 Income tax provision (Notes 1(i) and 6). . . . . . . .        1,600          0.02%        1,600     0.03%
-------------------------------------------------------  ------------  ------------  ------------  -------
 NET INCOME/(LOSS). . . . . . . . . . . . . . . . . . .  $   501,264          5.57%  $(3,027,054)  -61.89%
-------------------------------------------------------  ------------  ------------  ------------  -------
 NET INCOME/(LOSS) PER SHARE:
      Net income/(loss) . . . . . . . . . . . . . . . .  $      0.02                 $     (0.16)
-------------------------------------------------------  ------------  ------------  ------------  -------
      Weighted-Average Shares Outstanding . . . . . . .   22,270,997                  18,610,141

 FULLY DILUTED NET INCOME/(LOSS) PER SHARE:
      Net income/(loss) . . . . . . . . . . . . . . . .  $      0.02                 $     (0.16)
-------------------------------------------------------  --------------------------  ---------------------
     Fully Diluted Weighted-Average Shares Outstanding.   29,631,118                  18,610,141
-------------------------------------------------------  --------------------------  ---------------------
-------------------------------------------------------  --------------------------  ---------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 Preferred Stock        Common Stock
                                                                               ------------------   --------------------
                                                                               Shares      Amount   Shares       Amount
-----------------------------------------------------------------------------  ----------  ------   -----------  -------
BALANCE AT JANUARY 1, 2004. . . . . . . . . . . . . . . . . . . . . . . . . .          -   $    -    16,413,260  $ 1,641
Preferred stock issued for cash (Note 8(a))       . . . . . . . . . . . . . .    250,000      250             -        -
Common stock issued for cash from employee stock purchase plan (Note 7(b)). .          -        -        14,010        1
Common stock issued from notes on revolving credit facility (Note 4(c)) . . .          -        -     2,991,417      299
Common stock issued from employee stock options (Notes 7(b) and 8(d)) . . . .          -        -     1,005,035      100
Common stock issued from private placement memorandum warrants (Note 8(b)). .          -        -       115,085       12
Common stock issued from convertible debt program warrants (Notes 5 and 8(c))          -        -       614,853       61
Declared dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        -             -        -

   Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        -             -        -
-----------------------------------------------------------------------------  ----------  ------   -----------  -------
BALANCE AT DECEMBER 31, 2004. . . . . . . . . . . . . . . . . . . . . . . . .    250,000      250    21,153,660    2,114
Preferred stock issued for cash (Note 8(a))       . . . . . . . . . . . . . .          -        -             -        -
Common stock issued for cash from employee stock purchase plan (Note 7(b)). .          -        -        27,540        3
Common stock issued from conversion of preferred stock (Note 8(a)). . . . . .     (1,540)      (2)       10,000        1
Common stock issued from employee stock options (Notes 7(b) and 8(d)) . . . .          -        -       237,000       24
Common stock issued from private placement memorandum warrants (Note 8(b)). .          -        -     1,014,327      101
Common stock issued from convertible debt program warrants (Notes 5 and 8(c))          -        -        17,607        2
Common stock issued from securities purchase agreement (Note 8(b)). . . . . .          -        -     2,032,520      204
Common stock issued from conversion of declared dividends (Note 8(a)) . . . .          -        -       113,621       11
Stock option forfeiture (Notes 7(b) and 8(d)) . . . . . . . . . . . . . . . .          -        -             -        -
Declared dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        -             -        -

   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        -             -        -
-----------------------------------------------------------------------------  ----------  ------   -----------  -------
BALANCE AT DECEMBER 31, 2005. . . . . . . . . . . . . . . . . . . . . . . . .    248,460   $  248    24,606,275  $ 2,460
-----------------------------------------------------------------------------  ----------  ------   -----------  -------
-----------------------------------------------------------------------------  ----------  ------   -----------  -------

The accompanying notes are an integral part of these consolidated financial statements.


                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                            Additional
                                                                               Additional   Paid-In
                                                                               Paid-in      Capital -        Deferred
                                                                               Capital      Stock Options    Compensation
-----------------------------------------------------------------------------  -----------  --------------   -------------
BALANCE AT JANUARY 1, 2004. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 9,243,507  $      750,000   $    (250,000)
Preferred stock issued for cash (Note 8(a))       . . . . . . . . . . . . . .    2,366,250               -               -
Common stock issued for cash from employee stock purchase plan (Note 7(b)). .       12,626               -               -
Common stock issued from notes on revolving credit facility (Note 4(c)) . . .    4,752,079               -               -
Common stock issued from employee stock options (Notes 7(b) and 8(d)) . . . .    1,264,649               -               -
Common stock issued from private placement memorandum warrants (Note 8(b)). .       88,738               -               -
Common stock issued from convertible debt program warrants (Notes 5 and 8(c))    1,011,241               -               -
Declared dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               -               -

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               -               -
-----------------------------------------------------------------------------  -----------  --------------   -------------
                                                                                18,739,090         750,000        (250,000)
BALANCE AT DECEMBER 31, 2004
Preferred stock issued for cash (Note 8(a))       . . . . . . . . . . . . . .            -
Common stock issued for cash from employee stock purchase plan (Note 7(b)). .       38,323               -               -
Common stock issued from conversion of preferred stock (Note 8(a)). . . . . .            1               -               -
Common stock issued from employee stock options (Notes 7(b) and 8(d)) . . . .      241,021               -               -
Common stock issued from private placement memorandum warrants (Note 8(b)). .      500,840               -               -
Common stock issued from convertible debt program warrants (Notes 5 and 8(c))       28,874               -               -
Common stock issued from securities purchase agreement (Note 8(b)). . . . . .    2,318,880               -               -
Common stock issued from conversion of declared dividends (Note 8(a)) . . . .      174,965               -               -
Stock option forfeiture (Notes 7(b) and 8(d)) . . . . . . . . . . . . . . . .      500,000        (750,000)        250,000
Declared dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               -               -

  Net Income                                                                             -               -               -
-----------------------------------------------------------------------------  -----------  --------------   -------------
BALANCE AT DECEMBER 31, 2005. . . . . . . . . . . . . . . . . . . . . . . . .  $22,541,994  $            -   $           -
-----------------------------------------------------------------------------  -----------  --------------   -------------
-----------------------------------------------------------------------------  -----------  --------------   -------------


The accompanying notes are an integral part of these consolidated financial statements.


                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                               Accumulated
                                                                               Deficit        Total
-----------------------------------------------------------------------------  -------------  ------------
BALANCE AT JANUARY 1, 2004. . . . . . . . . . . . . . . . . . . . . . . . . .  $(11,817,776)  $(2,072,628)
Preferred stock issued for cash (Note 8(a))       . . . . . . . . . . . . . .             -     2,366,500
Common stock issued for cash from employee stock purchase plan (Note 7(b)). .             -        12,627
Common stock issued from notes on revolving credit facility (Note 4(c)) . . .             -     4,752,378
Common stock issued from employee stock options (Notes 7(b) and 8(d)) . . . .             -     1,264,749
Common stock issued from private placement memorandum warrants (Note 8(b)). .             -        88,750
Common stock issued from convertible debt program warrants (Notes 5 and 8(c))             -     1,011,302
Declared dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (60,967)      (60,967)
  Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,027,054)   (3,027,054)
-----------------------------------------------------------------------------  -------------  ------------
BALANCE AT DECEMBER 31, 2004. . . . . . . . . . . . . . . . . . . . . . . . .   (14,905,797)    4,335,657
Preferred stock issued for cash (Note 8(a))       . . . . . . . . . . . . . .             -             -
Common stock issued for cash from employee stock purchase plan (Note 7(b)). .             -        38,326
Common stock issued from conversion of preferred stock (Note 8(a)). . . . . .             -             -
Common stock issued from employee stock options (Notes 7(b) and 8(d)) . . . .             -       241,045
Common stock issued from private placement memorandum warrants (Note 8(b)). .             -       500,941
Common stock issued from convertible debt program warrants (Notes 5 and 8(c))             -        28,876
Common stock issued from securities purchase agreement (Note 8(b)). . . . . .             -     2,319,084
Common stock issued from conversion of declared dividends (Note 8(a)) . . . .             -       174,976
Stock option forfeiture (Notes 7(b) and 8(d)) . . . . . . . . . . . . . . . .             -             -
Declared dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (170,956)     (170,956)
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       501,264       501,264
-----------------------------------------------------------------------------  -------------  ------------
BALANCE AT DECEMBER 31, 2005. . . . . . . . . . . . . . . . . . . . . . . . .  $(14,575,489)  $ 7,969,213
-----------------------------------------------------------------------------  -------------  ------------
-----------------------------------------------------------------------------  -------------  ------------


The accompanying notes are an integral part of these consolidated financial statements.


                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


 Years Ended December 31, . . . . . . . . . . . . . . . . . . .         2005          2004
---------------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income/(loss) . . . . . . . . . . . . . . . . . . . . .  $   501,264   $(3,027,054)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization. . . . . . . . . . . . . .      191,978        83,531
 Closing Costs from sale of building
       Gain on disposal of building . . . . . . . . . . . . . .     (117,272)     (117,272)
       Non-cash interest expense - convertible debt program . .            -       773,802
       Non-cash loan fees . . . . . . . . . . . . . . . . . . .       28,874     2,480,628
       Change in operating assets and liabilities:
         Accounts receivable. . . . . . . . . . . . . . . . . .     (658,930)     (433,035)
         Work in Progress . . . . . . . . . . . . . . . . . . .      (21,340)      110,490
         Prepaid and other current assets . . . . . . . . . . .     (605,721)      (74,587)
         Inventory. . . . . . . . . . . . . . . . . . . . . . .            -         9,961
         Interest on revolving line of credit . . . . . . . . .            -        18,349
         Accounts payable and accrued expenses. . . . . . . . .      898,290        27,203
         Accrued payroll, vacation and related taxes. . . . . .       95,869       111,044
         Customer deposits and deferred revenue . . . . . . . .       (5,000)            -
         Interest - related party . . . . . . . . . . . . . . .            -        29,256
         Other accrued liabilities. . . . . . . . . . . . . . .       89,008      (102,235)
---------------------------------------------------------------  ------------  ------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . .      397,020      (109,919)
---------------------------------------------------------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Notes receivable. . . . . . . . . . . . . . . . . . . . .   (1,353,440)            -
      Other assets, capitalized acquisition costs . . . . . . .     (375,930)            -
      Purchases of fixed assets . . . . . . . . . . . . . . . .     (986,370)     (225,380)
---------------------------------------------------------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . .   (2,715,740)     (225,380)
---------------------------------------------------------------  ------------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes payable . . . . . . . . . . .      (36,670)      (41,464)
      Principal payments on capitalized lease obligations . . .       (3,784)      (10,332)
      Payments on notes payable - related party . . . . . . . .            -      (427,280)
      Proceeds from revolving credit facility . . . . . . . . .            -     1,504,508
      Employee stock purchase plan. . . . . . . . . . . . . . .       58,369        16,460
      Other assets, capitalized preferred stock issuance costs.      (78,828)            -
      Proceeds from issuance of preferred stock . . . . . . . .            -     2,366,500
      Proceeds from issuance of common stock. . . . . . . . . .    3,061,070     1,403,502
---------------------------------------------------------------  ------------  ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . .    3,000,157     4,811,894
---------------------------------------------------------------  ------------  ------------
 Net increase in cash . . . . . . . . . . . . . . . . . . . . .      681,437     4,476,595
---------------------------------------------------------------  ------------  ------------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . .    5,068,601       592,006
---------------------------------------------------------------  ------------  ------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . .  $ 5,750,038   $ 5,068,601
---------------------------------------------------------------  ------------  ------------
---------------------------------------------------------------  ------------  ------------


The accompanying notes are an integral part of these consolidated financial statements.


                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


 Years Ended December 31                                    2005          2004
--------------------------------------------------------- ---------    ---------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest. . . . . . . . . . . . . . . . . . . . .    $   2,873   $ 313,978
     Income Taxes. . . . . . . . . . . . . . . . . . .        1,600       1,600

 NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2005 and 2004, the Company converted $38,326 and $12,627 of employee stock purchase plan contributions into 27,540 and 14,010 shares of common stock, respectively.

During 2005 and 2004, the Company declared dividends payable of $170,956 and $60,967, respectively to the holders of its preferred stock.

During 2005, the Company converted dividends payable to the holders of its preferred stock of $174,976 into 113,621 shares of common stock.

During the year ending December 31, 2004, the Company issued 2,991,417 shares of
     its  common  stock  to  Laurus  Master  Fund,  Ltd.   from  conversions  of
     indebtedness  under  its  revolving  credit  facility,  thereby realizing a corresponding reduction in current liabilities of approximately $2,271,750.
     The  Company  recorded  additional  non-cash  loan  fees of $2,480,628, and charged  these  fees  to  expense.

During the year ending December 31, 2004, the Company issued 614,853 shares of its common stock to the participants in its prior convertible debt program from conversions of warrants, thereby receiving cash in the amount of $237,500. The Company recorded additional non-cash loan fees of $773,802 and charged these fees to expense.

During  the  year  ending December 31, 2005, the Company issued 17,607 shares of its common stock to the participants in its' prior convertible debt program from  conversions  of  warrants. In the noncash transaction 25,000 warrants were converted into 17,607 shares. The Company recorded additional non-cash loan  fees  of $28,875  for  the difference in the warrant price versus the current  share  price,  and  charged  these  fees  to  expense.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                   SPACEDEV, INC.
                                  AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

(a)     Nature  of  operations

SPACEDEV, INC. (the "Company") is engaged in the conception, design, development, manufacture, integration and operations of SPACE TECHNOLOGY SYSTEMS, subsystems, products and services. The Company is currently focused on the development of low-cost microsatellites, nanosatellites and related subsystems, and hybrid rocket propulsion as well as associated engineering and technical services, primarily to government agencies, and specifically to the United States Department of Defense. The Company's products and solutions are sold, mainly on a project-basis, directly to these customers, and include sophisticated micro- and nanosatellites, hybrid rocket-based orbital maneuvering and orbital transfer vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. The Company believes there will be an evolving and developing commercial market for its space technology systems (e.g., its microsatellite and nanosatellite products and services) in the long-term. In the short-term, the early adopters of this technology appear to be in the United States Department of Defense and the Company's "products" are considered to be the outcome of specific projects. The Company is also designing and developing commercial hybrid rocket motors and small high performance space vehicles and subsystems for commercial and military customers.

The Company was incorporated under the laws of the State of Colorado on December 23, 1996 as Pegasus Development Group, Inc. ("PDGI"). SpaceDev, LLC of Colorado was originally formed in 1997 for commercial space exploration and was the sole owner of shares of common stock of SpaceDev (a Nevada corporation) ("SpaceDev Nevada"), formed on August 22, 1997. On October 22, 1997, PDGI issued 8,245,000 of its $0.0001 par value common stock for 100 percent (1,000,000 shares) of SpaceDev Nevada's common stock owned by SpaceDev, LLC. Upon the acquisition of the SpaceDev Nevada stock, SpaceDev Nevada was merged into PDGI and, on December 17, 1997, PDGI changed its name to SPACEDEV, INC. After the merger, SpaceDev, LLC, changed its name to SD Holdings, LLC. For accounting purposes, the transaction was accounted for as a reverse merger with the Company as the acquirer. Since SpaceDev Nevada had minimal assets prior to the merger, the transaction was accounted for as the sale of the Company's common stock for net assets of $1,232. The Company became publicly traded in October 1997 and is currently trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "SPDV."

In February 1998, the Company's operations were expanded with the acquisition of Integrated Space Systems, Inc. ("ISS"), a provider of engineering and technical services related to space-based systems. The ISS employee base, acquired upon acquisition, largely consisted of former Atlas and General Dynamics personnel and enlarged the Company's then current employee base to 20 employees. ISS was purchased for approximately $3.6 million, paid in Company common stock.

On March 31, 2004, the Company was awarded a $43,362,271 contract from the Missile Defense Agency. Management intends to continue efforts to obtain new commercial and government contracts.

(b)     Principles  of  consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, SpaceDev Oklahoma, Inc., and Monoceros Acquisition Corp., a Colorado Corporation.


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

(d)      Accounts  Receivable  and  Allowances  for  Uncollectible  Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected. At December 31, 2005 and 2004, the allowance for uncollectible accounts was $32,281 and $32,637 respectively.

(e)     Revenue  recognition

The Company's revenues in 2005 and 2004 were derived primarily from United States government cost plus fixed fee ("CPFF") contracts compared to a predominance of fixed price contracts prior to 2003. Revenues from the CPFF contracts during 2005 and 2004 were recognized as expenses were incurred.
Estimated contract profits were taken into earnings in proportion to expenses recorded. Revenues under certain long-term fixed price contracts, which provide for the delivery of minimal quantities or require significant amounts of development effort in relation to total contract value, would be recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where revenues and profits would be recorded based on the ratio of costs incurred to estimated total costs at completion. Losses on contracts would be recognized when estimated costs were reasonably determined. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis, a fixed price basis or a per-transaction basis depending on the terms and conditions of the specific contract. Time and material revenues are recognized as services are performed and costs are incurred.

Deferred revenue represents amounts collected from customers for projects, products or services to be provided at a future date.

(f)     Depreciation  and  amortization

Fixed assets are depreciated over their estimated useful lives of Three-to-fifteen years using the straight-line method of accounting.

In December 2002, the Company entered an agreement to sell its interest in its only facility, which sale closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064. In conjunction with this sale, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten years. The base rent is increased by 3.5% per year (see Note 2).

(g)     Research  and  development

The Company is engaged in design and development activities with its commercial and government customers. The Company has Small Business Innovation Research ("SBIR") grants from the government and continues to seek new SBIR opportunities. Costs incurred under SBIR grants are charged against revenues received under SBIR grants. Non-reimbursable research and development expenditures relating to possible future products are expensed as incurred. The Company incurred $31,940 and $39,473 in non-reimbursable research and development  costs  during  2005  and  2004,  respectively.

(h)     Income  taxes

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

(i)     Stock-based  compensation

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended December 31, 2005 and 2004 using the minimum value method as prescribed by SFAS No. 123 and amended by SFAS No. 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 73% to 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for these options in accordance with SFAS No. 123, the total value of options granted during the years ended December 31, 2005 and 2004 would be amortized over the vesting period of the options. Thus, on a pro forma basis, the Company's consolidated net income (loss) would have been as follows:


--------------------------------------------------  ------------  ------------
 NET INCOME (LOSS). . . . . . . . . . . . . . . .         2005          2004
--------------------------------------------------  ------------  ------------
 As reported. . . . . . . . . . . . . . . . . . .  $   501,264   $(3,027,054)
 Add:  Stock based employee compensation expense.  $         -
    included in reported net income
 Deduct:  Stock based employee compensation . . .  $(7,488,859)  $  (390,773)
    expense determined under the
    fair value based method for all awards
--------------------------------------------------  ------------  ------------
 Pro forma. . . . . . . . . . . . . . . . . . . .  $(6,987,595)  $(3,417,827)
--------------------------------------------------  ------------  ------------
 NET INCOME (LOSS) PER SHARE:

 As reported - basic. . . . . . . . . . . . . . .  $      0.02   $     (0.16)
 As reported - diluted. . . . . . . . . . . . . .  $      0.02   $     (0.16)
 Pro forma - basic. . . . . . . . . . . . . . . .  $     (0.31)  $     (0.18)
 Pro forma - diluted. . . . . . . . . . . . . . .  $     (0.24)  $     (0.18)
--------------------------------------------------  ------------  ------------
--------------------------------------------------  ------------  ------------


SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2004, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective January 1, 2006 for calendar year companies. Accordingly, the Company will implement the revised standard in the first quarter of 2006 (See Note 7).

On December 20, 2005, in response to SFAS No. 123R the Company's Board of Directors approved accelerating the vesting of all unvested stock options held by current employees, including executive officers, and members of the Board of Directors. In order to avoid adverse financial reporting effects in future years under the new accounting standard, we eliminated all future vesting requirements on approximately 8.0 million stock options then outstanding in the hands of employees, officers, and directors which had a calculated future value of approximately $5.5 million.

(j)     Net  profit  (loss)  per  common  share

Net loss per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of SFAS No. 128, Earnings per Share. Diluted net loss per share was not computed in 2004, as the computation would result in anti-dilution.



                                                                         YEAR ENDED DECEMBER31,
                                                         -------------------------------------------------

                                                                    2005                     2004
                                                         -----------------------       -------------------
Numerator:
  Net income (loss)                                      $               501,264       $       (3,027,054)

  Plus: Dividends on convertible preferred stock                         174,976                      N/A
                                                         -----------------------       -------------------
                                                         $               676,240       $       (3,027,054)
                                                         -----------------------       -------------------
Denominator:
  Weighted-average shares used to compute basic EPS                   22,270,997               18,610,141

  Adjusted weighted-average shares for
  conversion of preferred stock, options, and warrants                 7,360,121                      N/A
                                                         -----------------------       -------------------
  Weighted-average shares used to compute diluted EPS                 29,631,118               18,610,141
                                                         -----------------------       -------------------
Net earnings per share:
  Basic                                                  $               0.02          $            (0.16)
                                                         -----------------------       -------------------
  Diluted                                                $               0.02          $              N/A
                                                         -----------------------       -------------------
                                                         -----------------------       -------------------


The potential shares, which are included in the computation of diluted net income per share are as follows:


                                                  YEAR ENDED DECEMBER31,
                                              -----------------------------

                                                                2005   2004
                                              -----------------------  ----
Incremental shares from assumed conversions:
    Warrants . . . . . . . . . . . . . . . .               1,897,579      -
    Options. . . . . . . . . . . . . . . . .               5,967,128      -
    Convertible preferred stock. . . . . . .               1,620,637      -
                                              -----------------------  ----
Dilutive potential common shares . . . . . .               9,485,345      -
Anti-dilutive shares . . . . . . . . . . . .              (2,125,224)
                                              -----------------------  ----
Adjusted weighted-average shares . . . . . .               7,360,121      -
                                              -----------------------  ----
                                              -----------------------  ----

(k)     Financial  instruments

The Company's financial instruments consist primarily of cash, short-term notes receivable, accounts receivable, capital leases, accounts payable, and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

(l)      Segment  reporting

The Company has determined that it operates in one business segment dedicated to space technology.

(m)     New  accounting  standards

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application was permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have any effect on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.


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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes to the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 is not expected to have any effect on the Company's financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("FAS No. 155"). This statement resolves issues addressed in FAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply FAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of FAS No. 155 to have a material impact on the Company's financial statements.

(n)     Other  Assets

Other assets are made up of a variety of prepaid and other cash advances for items which will occur at a future date. Following is a description of what makes up our other assets total at December 31, 2005 and 2004.


Other Assets -  December 31,. . . . . . . . . . . . . . . . . . .       2005     2004
------------------------------------------------------------------  ---------  -------
Cost Accrued in Conjunction with Starsys Acquisition. . . . . . .    724,127        -
SpaceDev Launch Package - Deposit . . . . . . . . . . . . . . . .    650,000        -
Cost Accrued in Conjunction with 2006 Security Purchase Agreement     78,828        -
Software Prepaid License. . . . . . . . . . . . . . . . . . . . .     17,788        -
Insurance Prepaid . . . . . . . . . . . . . . . . . . . . . . . .          -   81,186
2006 Property Tax Prepayment. . . . . . . . . . . . . . . . . . .     14,562        -
All Other Deposits. . . . . . . . . . . . . . . . . . . . . . . .     45,727   41,169
------------------------------------------------------------------  ---------  -------
Total Other Assets. . . . . . . . . . . . . . . . . . . . . . . .  1,531,031  122,355
------------------------------------------------------------------  ---------  -------
------------------------------------------------------------------  ---------  -------



(o)     Cash  and  Cash  Equivalents

Cash and cash equivalents are made up of cash as well as short term treasury strips that will mature in a relatively short amount of time and represents only the present value of the strip. These treasury strips can be redeemed at any time, which is also why they are deemed to be cash and cash equivalents.

(p)     Advertising  Costs

Direct  advertising  costs  are  expensed  as  they are incurred by the Company.

2.     FIXED  ASSETS

In January 2003, the Company sold the land and building at 13855 Stowe Drive, Poway, CA 92064. In conjunction with the sale, the Company entered into a lease agreement with the buyer to lease-back this facility (see Note 9(c)). The gain on the sale of the facility was deferred and is being amortized over the remaining term of the lease. This amortization is included in the Company's non-operating income and expense.

The gain of $1,172,720 on the sale of the facility was deferred and is being amortized on a straight-line basis over the ten (10) year term of the lease at the rate of $117,272 per year. As of December 31, 2005 and 2004, the deferred gain was $830,677 and $947,949, respectively. This amortization is included in the Company's non-operating income and expense and totaled $117,272 in 2005 and 2004.


Deferred  Gain  consisted  of  the  following:

December 31,. . . . . . .        2005         2004
-------------------------  -----------  -----------

Deferred Gain . . . . . .  $1,172,720   $1,172,720
Less Amortization to date    (342,043)    (224,771)
-------------------------  -----------  -----------
                           $  830,677   $  947,949
-------------------------  -----------  -----------
-------------------------  -----------  -----------



Fixed assets consisted of the following:

December 31, . . . . . . . . . . . . . .        2005        2004
----------------------------------------  -----------  ----------
Capital leases . . . . . . . . . . . . .  $  155,499   $ 155,499
Computer equipment . . . . . . . . . . .     699,592     383,512
Building improvements. . . . . . . . . .     230,588      14,124
Furniture and fixtures . . . . . . . . .      10,976       6,224
Construction in Process. . . . . . . . .     446,621           -
----------------------------------------  -----------  ----------
                                           1,543,276     559,360
Less accumulated depreciation
   and amortization. . . . . . . . . . .    (469,503)   (279,979)
----------------------------------------  -----------  ----------
                                          $1,073,773   $ 279,381
----------------------------------------  -----------  ----------
----------------------------------------  -----------  ----------


Depreciation and amortization expense for fixed assets was approximately $192,000 and $83,500 for the years ended December 31, 2005 and 2004, respectively. Depreciation and amortization expense was higher during 2005 due to the purchase of new fixed assets, mainly new computer hardware and software, during 2005 and the construction of our fabrication and test facilities for our hybrid rock motor systems, also located in Poway, California. Of the above depreciation, approximately $17,000 and $33,000, for the years ended December 31, 2005 and 2004, respectively, was for depreciation on equipment under capital leases.

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

For each of the three years following the Agreement date, the licensor received warrants to purchase 25,000 shares of restricted common stock. In the fourth through tenth year following the Agreement date, the licensor may receive a warrant to purchase a number of shares, if revenue is generated from the acquired technology. All revenue based warrants are earned at a rate of one share per $125 of revenue generated from the technology acquired. Under the terms of the Agreement, the minimum number of shares to be issued is 100,000 and the maximum consideration shall not exceed warrants to purchase 3,000,000 shares of common stock or $6,000,000 in recognized value. Recognized value is the sum of (a) the cumulative difference between the market price of the common stock and the strike price and (b) the cumulative difference between the market price on the date of exercise and the strike price for each warrant previously exercised. To date, no revenue has been generated from the acquired technology and 25,000 additional warrants expired on March 19, 2005.

The Company valued the warrants using the fair value method as prescribed by SFAS No. 123. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility of the stock, the expected dividend yield on the stock and the expected life of the warrants to determine the fair value of the warrants. The risk-free rate of interest used to value the initial issuance was 5.4%, a 0% dividend yield was assumed and the expected life of the warrants was five years from the date of issuance. This calculation resulted in a fair value of $24,500 and was used as the value of the intangible assets acquired. All warrants are immediately exercisable after issuance and expire on the fifth anniversary of their issuance.

4.     NOTES  PAYABLE

(a)     Building  and  settlement  notes

In January 2003, the company sold the land and building at 13855 Stowe Drive, Poway, CA 92064. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback this facility. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million, while a deferred gain was recorded.

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranged from 0% to 8%. At December 31, 2005 and 2004, the outstanding balances on these notes were $9,457 and $46,127, with interest expense of $1,474 and $3,258, respectively.

(b)     Related  parties
The Company had a note payable to its CEO, which was part of the Company's preferred stock offering (see Note 8(a)), and was paid in full during the third quarter of 2004.

Interest  expense  on  this  note  was  $29,256  for  2004.

(c)     Revolving  Credit  Facility.

In June 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the agreements, the Company received a $1 million revolving credit facility, later modified to increase the facility to $1.5 million, in the form of a three-year Convertible Note secured by the Company's assets subject to the amount of eligible accounts receivables. The net proceeds from the Convertible Note were used for general working capital purposes. Advances on the Convertible Note may be repaid in cash or through the issuance of shares of the Company's common stock at the Company's option, provided the market price of the common stock was 118% of the fixed conversion price or greater. The Convertible Note carries an interest rate of Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Approximately $19,500 in interest and approximately $5,000 in fees were expensed under the revolving credit facility in 2004. There was no outstanding balance on the revolving credit facility at December 31, 2005 and 2004.

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

Laurus converted 2,991,417 shares to reduce the Company's debt by $2,271,750 for the year ended December 31, 2004. For the year ended December 31, 2004, the Company expensed $2,480,628 for the non-cash loan fee based on the fair market value of the stock when Laurus converted. The fair market value of the common stock used in 2004 was established using the closing price on the date of conversion.

Availability of funds under the revolving credit facility is based on the Company's accounts receivable, except as waivers provided by Laurus. An initial three month waiver was offered by Laurus, under which Laurus permitted a credit advance up to $300,000, which amount would have otherwise exceeded eligible accounts receivable. Laurus subsequently extended the waiver for two additional six-month periods in 2004, under which Laurus permitted a credit advance up to $1 million, which amount would have otherwise exceeded eligible accounts receivable.

In conjunction with this transaction, Laurus was paid a fee of $10,000, which was recorded as additional interest expense in 2004. The Company paid a continuation fee of $10,000 for 2005. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock. The warrant exercise price was computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and, $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant may be exercised for the balance of the shares at any time or from time to time until June 3, 2008.

In addition to the initial warrant, the Company was obligated to issue an additional five-year warrant to Laurus to purchase one share of common stock at an exercise price equal to 125% of the Adjusted Fixed Conversion Price for every ten dollars ($10) in principal of the Convertible Note converted into common stock if and when over $1 million was converted under the revolving credit facility. On June 18, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.0625 per share in relation to the March 31, 2004 credit facility modification. This additional warrant was exercised by Laurus in April 2005 and resulted in a non-cash interest expense of $28,875 for the year ended December 31, 2005. Since no more than an aggregate 100,000 shares of the Company's common stock were authorized as additional warrants under the Laurus Agreements, on August 25, 2004, the Company issued an additional warrant to purchase 50,000 shares at an exercise price of $1.925 per share in relation to the August 25, 2004 credit facility modification, i.e., there was a 100,000 share ceiling on the number of warrants to be issued regardless of the amount converted under the revolving credit facility.

The Company may terminate its agreements with Laurus before the end of the initial three year term, i.e., June 3, 2006, and Laurus will release its security interests upon payment to Laurus of all obligations, if the Company has: (i) provided Laurus with an executed release of all claims which the Company may have under the agreements; and, (ii) paid to Laurus an early payment fee in an amount equal to two percent (2%) of the total amount available under the revolving credit facility if such payment occurs after June 3, 2005 and prior to June 3, 2006. The early payment fee is also due and payable by the Company to Laurus if Laurus terminates its Agreement after the occurrence of an Event of Default, as defined in the agreements.

As a result of the amendments and modifications discussed above, at December 31, 2005 the revolving credit facility provided for up to a maximum of $1.5 million in principal amount of aggregate borrowing. The fixed conversion price for future amounts under the revolving credit facility will be set at 103% of the fair market value of the Company's common stock.

5.     CONVERTIBLE  DEBENTURES

From October 14, 2002 through November 14, 2002, the Company sold an aggregate of $475,000 of 2.03% convertible debentures to various directors and officers of the Company. The total funding was completed on November 14, 2002. The convertible debentures entitled the holder to convert the principal and unpaid accrued interest into the Company's common stock when the note matured. The maturity on the notes was six months from issue date. On March 25, 2003, an amendment was executed which extended these notes an additional six months. The convertible debentures were exercisable into a number of the Company's common shares at a conversion price that equals the 20-day average ask price less 10%, which was, established when the note was issued, or the initial conversion price.

Concurrent with the issuance of the convertible debentures, the Company issued warrants to purchase up to 1,229,705 shares of the Company's common stock to the subscribers. These warrants are exercisable for three years from the date of issuance at the initial exercise price which is equal to the 20-day average ask price less 10%, which was established when the note was issued, or the initial conversion price of the notes. Upon issuance, the issued warrants were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was recorded as debt discount. As a result of the change to the maturity date of the convertible debt, the amortization period for the debt discounts was also extended during the first quarter in 2003.

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

As of December 31, 2004, all of the warrants under the convertible debt program had been converted to equity and the Company received approximately $50,000 in cash, recorded a reduction of $187,500 in related party debt and expensed $773,802 in non-cash loan fees.


6.     INCOME  TAXES

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,127,000 and $2,350,000 as of December 31, 2005 and 2004, respectively, consisted primarily of the income tax benefits from net operating loss, amortization of the financial reporting gain on the sale-leaseback arrangement, and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as the Company believes it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $243,000 in 2005 from $2,318,000 at December 31, 2004 to $2,075,000 at December 31, 2005.
Significant components of the benefit for income taxes for the years ended December 31, 2005 and 2004 are as follows:

                      2005    2004
------------------  ------  ------
Current
 Federal . . . . .  $    -  $    -
 State . . . . . .   1,600   1,600
------------------  ------  ------
                     1,600   1,600

Deferred
 Federal . . . . .       -       -
 State . . . . . .       -       -
------------------  ------  ------
                         -       -

Income tax expense  $1,600  $1,600
------------------  ------  ------
------------------  ------  ------

At December 31, 2005, the Company had federal and state tax net operating loss and capital loss carryforwards of approximately $4,214,000 and $1,608,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2012 and 2007, respectively, unless previously utilized.


A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:



Years Ended December 31,. . . . . . . . . .     2005      2004
-------------------------------------------  --------  --------
Statutory U.S. federal rate . . . . . . . .    35.00%    35.00%
State income taxes - net of federal benefit     5.70%     5.70%
Permanent differences . . . . . . . . . . .     7.40%  (37.80%)
Change in valuation allowance . . . . . . .  (48.10%)   (2.90%)
-------------------------------------------  --------  --------
Provision for income taxes. . . . . . . . .    0.00%)     0.00%
-------------------------------------------  --------  --------
-------------------------------------------  --------  --------


The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:



December 31,. . . . . . . . . . . . .         2005          2004
---------------------------------------  ------------  ------------
Deferred tax assets:
    Loss carryforwards. . . . . . . .    $ 1,567,000   $ 1,765,000
    Deferred gain on sale of building        338,000       416,000
    Other     . . . .  . . . . . .           123,000        77,000
    Research and development credits.         99,000        92,000
---------------------------------------  ------------  ------------
Gross deferred tax assets . . . . . .      2,127,000     2,350,000
    Deferred tax liability-Depreciation      (52,000)      (32,000)
---------------------------------------  ------------  ------------
                                           2,075,000     2,318,000
Valuation allowance . . . . . . . . .     (2,075,000)   (2,318,000)
---------------------------------------  ------------  ------------
                                         $         -   $         -
---------------------------------------  ------------  ------------
---------------------------------------  ------------  ------------


As of December 31, 2005, the Company recorded a valuation allowance of $218,000 related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. The deferred tax asset originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance have been recorded against additional paid-in capital and did not affect the net earnings for the period. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional paid-in capital.

The Company has unused U.S. and state tax credits of approximately $69,000 and $47,000, that begin to expire 2013 and 2008, respectively.

7.     EMPLOYEE  BENEFIT  PLAN

(a)     Profit  sharing  401(k)  plan

During 2004, the Company amended its previous 401(k) retirement savings plan from 1997 for its employees, which allows each eligible employee to voluntarily make pre-tax salary contributions up to 93% of their compensation or statutory limits per year, whichever is lower, for the year ended December 31, 2005. The Company has elected to begin making a matching contribution of 10% of employee contributions, which matching portion vests over 5 years as specified in the plan amendment. During 2005 and 2004, the Company contributed $18,235 and $2,705 to the Plan, respectively.

(b)     Incentive  stock  option  and  employee  stock  purchase  plans

In 1999, the Company adopted a stock option plan under which its Board of Directors had the ability to grant its employees, directors and affiliates Incentive Stock Options, non-statutory stock options and other forms of stock-based compensation, including bonuses or stock purchase rights. Incentive Stock Options, which provided for preferential tax treatment, were only available to employees, including officers and affiliates, and were not issued to non-employee directors. The exercise price of the Incentive Stock Options is 100% of the fair market value of the stock on the date the options were granted. Pursuant to the plan, the exercise price for the non-statutory stock options was to be not less than 95% of the fair market value of the stock on the date the option was granted.

In 2000, the Company amended the 1999 Stock Option Plan, increasing the number of shares eligible for issuance under the Plan to 30% of the then outstanding common stock to 4,184,698 and allowing the Board of Directors to make annual adjustments to the Plan to maintain a 30% ratio to outstanding common stock at each annual meeting of the Board of Directors. The Board has not made any such adjustment since.


In 2004, the Company adopted the 2004 Equity Incentive Plan authorizing options on 2,000,000 shares. An amendment increasing this to 4,000,000 shares was adopted in August 2005. As of December 31, 2005, 8,184,698 shares were authorized for issuance under both plans, 5,447,560 of which were subject to outstanding options and awards and 1,279,035 which have been exercised for the Company's common stock.

During 2005, the Company issued non-statutory options to purchase 629,000 shares to its independent directors for attendance at its 2005 and 2006 Board of Directors meetings.

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan with 1,000,000 shares reserved under the plan and authorized the Board of Directors to make twelve consecutive offerings of common stock to its employees. The first shares of common stock were issued under the Plan in February 2004. The exercise price for the Stock Purchase Plan will not be less than 95% of the fair market value of the stock on the date the stock is purchased. During 2005 and 2004 employees contributed $58,369 and $16,464 to the Employee Stock Purchase Plan, and 27,540 and 14,010 shares were issued under the plan as of December 31, 2005 and 2004, respectively. The 1999 Employee Stock Purchase Plan was to expire in June 2005; however, the Board of Directors extended the plan for another year at their Board meeting in November 2004.

8.     STOCKHOLDERS'  EQUITY

(a)     Convertible  preferred  stock

In August 2004, the Company entered into a Securities Purchase Agreement with Laurus, whereby the Company issued 250,000 shares of its Series C Convertible Preferred Stock, par value $0.001 per share, to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share (the "Stated Value"). The preferred shares are convertible into shares of the Company's common stock at a rate of $1.54 per share at any time after the date of issuance, and are entitled to quarterly, cumulative dividends at a rate of 6.85% beginning on January 1, 2005. For the year ended December 31, 2005 and 2004, approximately $170,000 and $61,000 has been accrued for dividends earned in 2005 and 2004, respectively. Approximately $175,000 of accrued dividends was satisfied by the issuance of the Company's common stock during the year ended December 31, 2005. Dividends are payable in cash or shares of the Company's common stock at the holder's option with the exception that dividends must be paid in shares of the Company's common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds $1.85 per share. In January 2005, $60,967 was converted into 39,589 shares of the Company's common stock from previous dividend accruals. In May 2005, $56,300 was converted into 36,559 shares of the Company's common stock from dividends accrued from January through April 2005 and in September 2005, $57,708 was converted into 37,473 shares of the Company's common stock from dividends accrued from May through August 2005. The preferred shares are redeemable by the Company in whole or in part at any time after issuance for:
(a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed the conversion rate; or, (b) the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of preferred stock conversion exceeds the Stated Value. The preferred shares have a liquidation preference equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The preferred shares have no voting rights. As of December 31, 2005, 1,540 preferred shares had been converted into 10,000 shares of the Company's common stock

In conjunction with the preferred stock, the Company issued a five-year common stock purchase warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.


(b)     Common  stock

On October 31, 2005, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. pursuant to which the Company issued and sold 2,032,520 shares of the Company's common stock to Laurus for an aggregate purchase price of $2,500,000 or $1.23 per share. The price per share represents 80% of the 20-day volume weighted average price of the Company's common stock through October 28, 2005. The Company also issued to Laurus a warrant to purchase up to 450,000 shares at $1.93 per share. The warrant is exercisable from October 31, 2005 until October 31, 2010. The Company also paid Laurus a fee equal to $87,500 in connection with this financing.

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

As of December 31, 2005, the Company had other warrants outstanding issued as part of its private placement and other equity raising ventures as well as services that allow the holders to purchase up to 1,755,750 shares of common stock at prices between $0.435 and $2.79 per share. The warrants may be exercised any time within three (3) and five (5) years of issuance.

(d)     Stock  options and employment agreements

In November 1997, the Company entered into an employment agreement with Mr. James W. Benson, its chief executive officer. On July 16, 2000, the Company amended the employment agreement with Mr. Benson extending the term until July 16, 2005. As part of the amendment to the original employment agreement, the Company granted options to Mr. Benson to purchase up to 2,500,000 of non-plan, non-registered shares of the Company's common stock. Options for 500,000 of these shares were vested prior to the expiration of Mr. Benson's employment agreement and those options remain outstanding, and the balance expired unvested. The vested options have an exercise price of $1.00 and expire in January 2010.

On December 20, 2005, the Company entered into employment agreements and non-qualified stock option agreements with each of Mark N. Sirangelo, Richard B. Slansky and James W. Benson. Each employment agreement has an initial term of two years, and will be automatically renewed for a third year unless either party provides written notice of its intent not to renew.

The employment agreement with Mr. Sirangelo sets forth the terms of his employment with the Company as chief executive officer and vice chairman and provides for, among other matters: a base salary, performance-based cash bonuses based on the achievement of specific goals set forth in the agreement and an option to purchase up to 1,900,000 shares of the Company's common stock.

The employment agreement with Mr. Slansky amends and restates the employment agreement with Mr. Slansky dated February 10, 2003. This agreement sets forth the terms of his continued employment with the Company as president and chief financial officer and provides for, among other matters: a base salary, performance-based cash bonuses based on the achievement of specific goals set forth in the agreement and an option to purchase up to 1,400,000 shares of the Company's common stock.

The employment agreement with Mr. Benson sets forth the terms of his employment with the Company as chief technology officer and provides for, among other matters: a base salary, performance-based cash bonuses based on the achievement of specific goals set forth in the agreement and an option to purchase up to 950,000 shares of the Company's common stock. Mr. Benson also received an additional option to purchase up to 150,000 shares of the Company's common stock in connection with his services as chairman.

Under each of the above employment agreements, the executive is an "at-will" employee, which means that either the Company or the executive may terminate employment at any time. However, if the executive's employment with the Company is terminated without cause (as that term is defined in the employment agreements), that executive will be entitled to a severance payment equal to his then-current base salary per month multiplied by the greater of (A) 12 months or
(B) the number of months remaining in the term. If the executive's employment is terminated for good reason (as that term is defined in the employment agreements), that executive will be entitled to a severance payment equal to his then-current base salary per month multiplied by the lesser of (A) 12 months or
(B) the number of months remaining in the term, but in no event less than six months.

The options granted to each executive are fully vested and exercisable on the date of grant, have an exercise price of $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant. Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, these options may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise.


                                            Weighted
                              Options       Average
                              Outstanding   Exercise Prices
----------------------------  ------------  -----------------
Balance at January 1, 2004 .    5,624,807   $           1.39
Granted. . . . . . . . . . .    2,218,500               1.23
Exercised. . . . . . . . . .   (1,005,035)             (1.26)
Expired. . . . . . . . . . .     (459,506)             (1.04)
----------------------------  ------------  -----------------

Balance at December 31, 2004    6,378,766               1.39
Granted. . . . . . . . . . .    6,368,000               1.45
Exercised. . . . . . . . . .     (237,000)             (1.02)
Expired. . . . . . . . . . .   (2,162,206)             (2.19)
----------------------------  ------------  -----------------

Balance at December 31, 2005   10,347,560   $           1.27
----------------------------  ------------  -----------------
----------------------------  ------------  -----------------


The weighted average fair value of options granted to employees under the 1999 Stock Option Plan and the 2004 Equity Incentive Plan during 2005 and 2004 was $1.45 and $1.23, respectively. At December 31, 2005 and 2004, there were 10,347,560 and 1,900,460 options exercisable at a weighted average exercise price of $1.27 and $0.83 per share, respectively. The weighted average remaining life of outstanding options under the plans at December 31, 2005 was
4.25  years.


                                     Weighted-Average                              Weighted-
Range of                             Remaining Contractual                         Average
Exercise      Number of Shares       Life of Shares             Number of Shares   Exercisable
Price         Outstanding            Outstanding                Exercisable        Price
------------  ---------------------  -------------------------  -----------------  ------------
$ 0.42-0.99               2,206,413                       2.96          2,206,413   $      0.72
  1.00-1.99               7,998,925                       4.60          7,998,925          1.40
  2.00-2.99                 102,222                       4.72            102,222          2.11
  3.00-3.99                  20,000                       5.58             20,000          3.20
  4.00-4.80                  20,000                       5.58             20,000          4.80
------------  ---------------------  -------------------------  -----------------  ------------
                         10,347,560                       4.25         10,347,560   $      1.27
------------  ---------------------  -------------------------  -----------------  ------------
------------  ---------------------  -------------------------  -----------------  ------------


The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the year ended December 31, 2005 and 2004 using the minimum value method as prescribed by SFAS No. 123 and amended by SFAS No. 148.

On December 20, 2005, in response to SFAS No. 123R, the Company's Board of Directors approved accelerating the vesting of all unvested stock options held by current employees, including executive officers, and members of the Board of Directors. The accelerated vesting was effective as of December 20, 2005.


9.     COMMITMENTS  AND  CONTINGENCIES

(a)     Capital  leases

The Company leases certain equipment under non-cancelable capital leases, which are included in fixed assets as follows:


December 31,. . . . . . . . .       2005        2004
-----------------------------  ----------  ----------
Computer equipment. . . . . .  $ 155,499   $ 155,499
Less accumulated depreciation   (153,974)   (136,640)
-----------------------------  ----------  ----------
                               $   1,526   $  18,859
                               ----------  ----------
                               ----------  ----------


Future  minimum  lease  payments  are  as  follows:



Year Ending December 31:
                2006                     $ 1,526
---------------------------------------  --------
Total minimum lease payments. . . . . .  $ 1,526
---------------------------------------  --------
Amount representing interest. . . . . .       57
---------------------------------------  --------
Present value of minimum lease payments    1,469

Total obligation. . . . . . . . . . . .    1,469
Less current portion. . . . . . . . . .   (1,469)
---------------------------------------  --------
Long-term portion . . . . . . . . . . .  $     -
---------------------------------------  --------
---------------------------------------  --------



(b)     Other  accrued  liabilities

During 2005 and 2004, the Company accrued expenses in connection with current projects, its preferred stock sale, and other commitments. The total of these accruals were $487,005 and $207,262 as of December 31, 2005 and 2004, respectively and consisted of the following:


 Other Accrued Liabilities -  December 31, . . . .      2005      2004
---------------------------------------------------  --------  --------

Employee Bonus & Relocation Accrual. . . . . . . .  $160,000  $108,583
Legal Expenses Accrued through 12-31-05. . . . . .   243,608    20,000
Property and Income Tax Accruals through 12-31-05.    26,452    17,711
Laurus - Dividend (Preferred Stock Series C) . . .    56,945    60,967
---------------------------------------------------  --------  --------
Total Other Accrued Liabilities. . . . . . . . . .  $487,005  $207,261
---------------------------------------------------  --------  --------
---------------------------------------------------  --------  --------


(c)     Building  lease

In conjunction with the sale of its headquarters facility, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten years (see Note 2). The base rent was $25,678 per month at lease inception and is currently $27,507 as of December 31, 2005 and will continue to increase by 3.5% per year. Total expense for 2005 and 2004 amounted to approximately $325,000 and $319,000, respectively.

On April 14, 2005, the Company entered into a 16-month lease to expand its fabrication and test facilities. The additional facility is also located in Poway, California. It is approximately 11,000 square feet and is dedicated to fabrication of the Company's hybrid rocket motors. The cost to the Company is approximately $107,000 over the term of the lease.

Year Ending December 31,
                        2006  $  451,276
                        2007     353,597
                        2008     365,973
                        2009     378,782
                        2010     392,039
                  Thereafter     825,722
----------------------------  ----------
Total minimum lease payments   2,767,388
Less current portion . . . .     451,276
----------------------------  ----------
Long-term portion. . . . . .  $2,316,112
----------------------------  ----------


10.     CONCENTRATIONS

(a)     Credit  risk

The Company maintains cash balances at various financial institutions primarily located in San Diego, California and New York, New York. The accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts.

(b)     Customer

During 2005 and 2004, the Company had two major customers that accounted for sales of approximately $8,133,000, or 90% and $3,737,000, or 76% of consolidated net sales, respectively. At December 31, 2005 and 2004, the amount receivable from these customers was approximately $967,400 and $612,900, respectively.

11.     NOTE  RECEIVABLE

On September 8, 2005, the Company made a secured loan in the principal amount of $1.2 million to Starsys Research Corporation ("Starsys"), a design, engineering, and manufacturing company located in Boulder, Colorado which provides mechanical systems to the aerospace industry. The loan accrues interest at 8% per annum and matured on January 31, 2006, as amended or earlier in certain circumstances. No principal or interest payments are due before maturity. The loan is secured by a security interest in all of the assets of Starsys, subject to an intercreditor agreement with Vectra Bank Colorado, National Association. In addition, Starsys agreed to pay the Company a placement agent fee and to reimburse the Company expenses in the aggregate amount of $120,000. This amount was deferred until the closing of the contemplated merger agreement with Starsys (see Note 12) and added to the principal balance of the note evidencing the loan.

In connection with making the loan, the Company entered into an exclusivity agreement with Starsys which provides that Starsys will not discuss a material sale of its assets, a material sale of its stock, a merger, or similar transaction with any other party until October 31, 2005. Prior to completion of the loan described above, the Company and Starsys entered into a non-binding letter of intent concerning an acquisition. On October 26, 2005, the Company and Starsys entered into a definitive merger agreement and on January 31, 2006 the Company completed the Merger with Starsys, and cancelled and terminated the secured note as well as all interest and fees related to the note. (See Note
12).

12.  SUBSEQUENT  EVENTS

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Laurus Master Fund, Ltd. On January 13, 2006, the Company issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5,150,000, or $1,000 per share. The Company also issued various warrants to these investors as described below. The Company paid cash fees and expenses of $119,209 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction.

Under the purchase agreement, from the date of the effectiveness of the initial registration statement filed pursuant to the registration rights agreement (February 15, 2006), until the one-year anniversary of that date, if (1) on any trading day during such period the volume weighted average price of the Company's common stock for each of the 20 trading days immediately prior to such date exceeds $1.63 and (2) the average daily trading volume of the Company's common stock exceeds $100,000 on each of those days, then the Company has the option, subject to a number of additional conditions, to put to the investors "units" at $1,000 per unit for an aggregate purchase price of up to $2,000,000 (or a lesser amount to the extent the preferred stock warrants issued at the initial closing of the financing, which are described below, have been exercised to purchase these units). Each "unit" consists of one share of Series D Preferred Stock and a common stock warrant, which entitles the holders to purchase up to an aggregate of 440,829 shares of common stock at an exercise price of $1.51 and otherwise has the same terms as the warrants described in the following paragraph.

Certain warrants the Company issued to the investors at the closing entitle the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share. The warrants are exercisable for five years following the date of grant. The warrants have "ratchet" anti-dilution provisions reducing the warrant exercise price if the Company issues equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price to such lower exercise price.

The Company also issued certain other warrants to the investors at the closing (the "preferred stock warrants"). These warrants entitle the holder to purchase an aggregate number of 2,000 "units", which are identical to the "units" described above, at an exercise price of $1,000 per unit. The preferred stock warrants are exercisable from the effective date (February 15, 2006) until the one-year anniversary of that date. If any units subject to the preferred stock warrants remain unsold after (1) their expiration date and (2) the exercise of the Company's put option, if applicable, and any holder of a preferred stock warrant issued in the financing has exercised the warrant in full, then the preferred stock warrant grants that holder the right to purchase a proportionate share of the unsold units.

Other  Provisions.

The purchase agreement contains a number of covenants by the Company, which include:

- A grant of preemptive rights to the investors to participate in future financings until the first anniversary of the closing date of the financing;

- An agreement not to issue any shares of the Company's common stock or securities or other rights to acquire shares of common stock until six (6) months after the effective date, except under specified conditions intended to ensure the terms are no less favorable to the Company than the terms of this financing; and,

- An agreement not to effect any transaction involving the issuance of securities convertible, exercisable or exchangeable for the Company's common stock at a price per share or rate which may change over time, which the Company refers to as a variable-rate transaction, so long as any shares of Series D Preferred Stock are outstanding.

In connection with this financing, Laurus consented to and waived certain contractual rights in respect of the authorization and issuance of one or more series of Series D Preferred Stock and the other transactions described below, and certain other transactions. The Company paid Laurus Capital Management, L.L.C., the manager of Laurus, $87,000 in connection with Laurus's delivery of the consent and $1,000 to Laurus's counsel for their related fees.

Acquisition  of  Starsys

On January 31, 2006, the Company completed the acquisition of Starsys Research Corporation pursuant to a merger agreement with Starsys Research Corporation, Scott Tibbitts, its largest shareholder, and Scott Tibbitts, as shareholder agent for the other shareholders of Starsys. The merger agreement was dated October 24, 2005 and amended on December 7, 2005 and January 31, 2006.

Starsys shareholders received approximately $411,000 in cash and 3.8 million shares of the Company's common stock at the consummation of the merger. The Company also paid approximately $705,000 in Starsys transaction expenses connected to the merger, and reclassified from Other Assets to Investment in Subsidiaries approximately $500,000 in certain legal and accounting expenses incurred during the merger.

Following the merger, the pre-merger Starsys shareholders may also be entitled to receive additional performance consideration, based on the achievement by the Starsys business of specific financial performance criteria for fiscal years 2005, 2006 and 2007. This consideration could consist of up to an aggregate of $1,050,000 in cash and shares of the Company's common stock valued at up to $18 million, subject to reduction for some merger related expenses and to escrow arrangements, as follows:

For the fiscal year ended December 31, 2005, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $3.0 million divided by (B) the volume weighted average price of the


     Company's common stock for the 20 trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2005, but not less than $2.00 per share;

For the fiscal year ended December 31, 2006, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2006, but not less than $2.50 per share; and

For the fiscal year ended December 31, 2007, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for Starsys' fiscal year ended December 31, 2007, but not less than $3.00 per share.

Starsys shareholders will be entitled to receive the maximum amount of performance consideration for a particular fiscal year if the Company breaches specified covenants of the merger agreement and is unable to cure the breach within applicable the cure period set forth in the merger agreement.

Approximately one-half of the shares issued to Starsys shareholders at the closing have been placed in escrow to satisfy any indemnification obligations of Starsys shareholders under the merger agreement and to pay reasonable expenses of the shareholder agent. In addition, approximately one-half of the shares (if any) to be issued for the first performance period will similarly be placed in escrow. The indemnification escrow will generally last until ten days following the date of audited financial statements prepared for the Starsys business for the fiscal year ending December 31, 2006 (approximately April 2007). In addition, 1% of any shares of SpaceDev common stock payable as performance consideration will be paid as transaction expenses to Robert Vacek, who became our president, Starsys division, after the merger and who was the president of Starsys prior to the merger.

Working  Capital  Contribution.

Under the merger agreement, the Company was obligated to contribute $2.5 million to the working capital of the Starsys business through the end of 2006.
Approximately $2.25 million has already been contributed, from SpaceDev to Starsys, Inc., after the merger on January 31, 2006.

Reservation  of  Options.

Under the merger agreement, the Company has agreed to reserve for issuance to Starsys officers, employees and consultants options to buy a number of shares of the Company's common stock equal to at least 15% of the number of shares of its common stock issued at the closing of the merger, or approximately 570,000 shares, or as performance consideration. At the special meeting of our stockholders held on January 30, 2006, the Company sought and obtained approval from its stockholders to increase the amount of shares of common stock available for awards under the Company's 2004 Equity Incentive Plan by 3,000,000 shares to provide sufficient reserves for the issuance of the options referenced above.

Termination  of  Loans

On March 30, 2005, Starsys entered into a secured credit facility with Vectra Bank Colorado. The facility included a $4.25 million line of credit, which accrued interest at a prime rate plus 0.5% and matured March 30, 2006, a $2.1 million term note A which accrued interest at 7.25% and matured April 1, 2010, and a $1.25 million term note B which accrued interest at LIBOR plus 5% and matured March 30, 2006. On June 24, 2005, Starsys entered into a forbearance agreement for various financial covenant and other violations under its existing loans with Vectra, which provided for default interest rates of prime rate plus 3.5% on the line of credit, 10.25% on the term note A and LIBOR plus 8% on the term note B. The forbearance agreement also required Starsys to raise the necessary capital to bring Starsys in compliance with its borrowing base and other financial covenants and to provide progress payments toward repayment of the outstanding loans via cash equity infusions. The forbearance agreement also accelerated and amended the maturity date of the term note B from March 30, 2006 to the earlier of the required cash equity amounts received or January 31, 2006.

On July 26, 2005, Starsys raised $800,000 from its current shareholders to make the first progress payment under the Vectra forbearance agreement. The shareholder loans had a 10% premium, which was capitalized to principal, and accrued interest at 15% per annum. These loans would have matured on March 31, 2006.

On September 8, 2005, the Company entered into a secured bridge loan facility with Starsys under which the Company loaned Starsys $1.2 million for the purpose of Starsys making the second progress payment under the Vectra forbearance agreement. The bridge loan accrued interest at 8% per annum and was originally set to mature on December 31, 2005, or earlier in certain circumstances. On December 20, 2005, the Company agreed to extend the final maturity date of the bridge loan until January 31, 2006. No principal or interest payments were due before maturity.

In connection with the consummation of the merger with Starsys on January 31, 2006, pursuant to which, Starsys became a wholly-owned subsidiary of the
Company:

The Company paid off in full the remaining principal and interest of all loans extended to Starsys by Vectra pursuant to the credit facility and forbearance agreement, together with all other costs incurred in connection with those loans, which aggregated approximately $3.7 million. The credit facility and associated security agreements with Vectra were terminated upon receipt of the payment;

The Company cancelled and terminated its $1.2 million secured bridge loan to Starsys, together with accrued interest, in accordance with the terms of the merger agreement; and,

The Company paid off in full the remaining principal and interest of all subordinated loans extended to Starsys by four of its shareholders, which aggregated approximately $944,000.

Shareholder  Agent

At the closing of the merger, on behalf of the pre-merger Starsys shareholders, the Company transferred 69,754 shares of common stock from the escrow account to a separate escrow account. The escrow agent will maintain the expense fund solely for the purpose of paying the out-of-pocket fees and expenses, including independent accounting firm fees and attorneys' fees, reasonably incurred by the shareholder agent in connection with performing and exercising his duties under the merger agreement and escrow agreement. The shares held in the expense fund may not be sold or otherwise transferred until October 28, 2006. The expense fund will be terminated after the escrow period has lapsed and the final determination of the performance consideration (if any) for the final performance period. Upon termination any remaining assets will be transferred to the escrow account for release and distribution in accordance with its terms.


Entry  into  Non-Competition  Agreement.

In connection with the consummation of the merger, the Company also entered into a non-competition agreement with Scott Tibbitts, pursuant to which Mr. Tibbitts has covenanted for a period of three years not to be employed by or have any interest in an entity that engages in a similar business to Starsys related to the aerospace industry, not to solicit any business from any past or present customer of the Company, not to solicit or encourage any of the Company's employees to leave or to reduce his or her employment, not to encourage a consultant under contract with us to cease or diminish his or her work with us, not to use our intellectual property other than for our benefit, and not to make any negative or disparaging statements regarding the Company to any third party. We have agreed to pay Mr. Tibbitts $100,000 annually if he abides by these covenants. In the event Mr. Tibbitts breaches his covenants, the agreement provides that he will no longer be entitled to his annual payments and, if the breach was willful and material, the Company will not be required to pay Mr. Tibbitts any further consideration under the merger agreement.

Entry  into  Standstill  and  Lock-up  Agreements

In connection with the consummation of the merger, the Company entered into standstill and lock-up agreements with 16 re-merger stockholders of Starsys, including Messrs. Tibbitts and Vacek, each of whom individually may have been entitled to receive more than 50,000 aggregate shares at the closing of the merger and as performance consideration for the first performance period pursuant to the merger. The standstill and lock-up agreement prevents the locked-up shareholders from selling or otherwise transferring the shares of the Company's common stock received at the closing of the merger, or to transfer an economic interest in these shares, for a period of 270 days after the closing, except for some exempt transactions. In addition, for a period of three years after the closing, the standstill and lock-up agreements restrict the locked-up shareholders from attempting to obtain control of the company, including by prohibiting those shareholders from soliciting other shareholders and from acquiring beneficial ownership of any shares of the Company's common stock if, after the acquisition, the shareholder would beneficially own more than 5% of the outstanding shares of the Company's common stock.

Amendment  of  2004  Equity  Incentive  Plan.

In November 2005, the Company's Board of Directors approved Amendment No. 2 to the 2004 Equity Incentive Plan, subject to stockholder approval. On January 30, 2006, at the special meeting of stockholders described herein, the Company's stockholders approved the plan amendment. The plan amendment increased by 3,000,000 shares the number of authorized shares under the plan; added per person annual share grant limits; and, clarified the limitation on the number of shares which may be issued per participant as incentive stock options.

Entry  into  Executive  Employment  Agreements

In connection with the merger agreement, the Company entered into employment agreements with Scott Tibbitts and Robert Vacek, former executives of Starsys Research Corporation.

The employment agreement with Mr. Tibbitts sets forth the terms of his employment with the Company as the Company's managing director and provides for, among other matters: (1) an initial term of three years, with the option to renew the agreement for additional one-year terms; (2) a base salary of $12,500 per month; and, (3) performance-based cash bonuses up to 50% of his base salary per year, based on the achievement of specific goals set forth in the agreement.

The employment agreement with Mr. Vacek sets forth the terms of his employment with the Company as president of Starsys, Inc., a subsidiary of SpaceDev, Inc., and provides for, among other matters: (1) an initial term of two years, with automatic renewal for a third year unless either party provides written notice of its intent not to renew; (2) a base salary of $17,000 per month, subject to adjustment to $18,000 per month after eight months and $19,000 per month after sixteen months; (3) performance-based cash bonuses up to $75,000 for fiscal year 2006 and $50,000 for fiscal year 2007 based on the achievement of specific goals set forth in the agreement; and, (4) an option to purchase up to 825,000 shares of the Company's common stock, the vesting of which is based on the achievement of specific goals in the agreement and under the terms and conditions of the Company's form of stock option agreement under the 2004 Equity Incentive Plan between us and Mr. Vacek. The vesting of the option will accelerate in full upon the occurrence of a change in control of the company.

Under each employment agreement, the executive is an "at-will" employee, which means that either the Company or the executive may terminate employment at any time. However, if the executive's employment with the Company is terminated without cause (as that term is defined in the employment agreements), that executive will be entitled to a severance payment equal to his then-current base salary per month multiplied by, in the case of Mr. Tibbitts, the number of months remaining in the term, and in the case of Mr. Vacek, the greater of (A) 12 months or (B) the number of months remaining in the term. If the executive terminates his employment with the Company for good reason (as that term is defined in the employment agreements), that executive will be entitled to a severance payment equal to his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term, but in no event less than six months. If the Company opts not to renew the employment agreement with Mr. Vacek, he will be entitled to a severance payment equal to his then-current base salary per month multiplied by six months.

Election  of  New  Director.

The Company's board of directors appointed Scott Tibbitts as a director, commencing February 1, 2006, pursuant to the terms of the merger agreement. Mr. Tibbitts was also appointed as managing director of the Company, an executive officer position, commencing on January 31, 2006.

Prior to the merger, Mr. Tibbitts was a guarantor of Starsys' obligations under a forbearance agreement between Starsys and Vectra Bank of Colorado, Starsys' primary lender, dated June 24, 2005. Pursuant to the merger agreement, the Company paid approximately $3.7 million to satisfy in full Starsys' obligations to Vectra under the forbearance agreement at the closing of the merger.

Jack Tibbitts, Steve Tibbitts, and Ted Tibbitts, relatives of Scott Tibbitts, each loaned $100,000 to Starsys pursuant to subordinated notes issued by Starsys. Each of these loans had a loan premium of $10,000 and bore interest at 15% per annum. Pursuant to the merger agreement, the Company paid $354,000 to satisfy in full Starsys' obligations under these loans at the closing of the merger.

Appointment  of  President,  Starsys  Division.

On January 31, 2006, Robert Vacek was appointed as president of the Company's, Starsys Inc. subsidiary, pursuant to the terms of his employment agreement described above.


Pursuant to his employment agreement with Starsys entered into prior to the merger on June 10, 2005, Mr. Vacek was entitled to a bonus in connection with the merger agreement. The amount of the bonus equaled 1% of the total consideration for the merger. Pursuant to that employment agreement and the merger agreement, the Company paid Mr. Vacek approximately $65,000 in cash and 38,000 shares of the Company's common stock, valued at approximately $56,000, at the closing (half of which stock is subject to the escrow provisions described above), and will pay him 1% of the performance consideration, if any, to be paid in cash and stock to Starsys shareholders for fiscal years 2005, 2006 and 2007.

Increase  in  Authorized  Shares

On February 1, 2006, the Company amended its articles of incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000.

Increase  in  Board  Size.

Effective January 30, 2006, the Company's board of directors increased the number of authorized directors from 10 to 11, and appointed Mr. Tibbitts to fill the vacancy created by the new board seat.


