Form 10QSB
period 2006-05-15
SPACEDEV INC
filed 2006-05-15
CIK 1031833

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark  One)
[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2006

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ___________________________  to
______________________________
Commission  File  Number     000-28947.


                                 SPACEDEV, INC.
        (Exact name of small business issuer as specified in its charter)


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

Checkmark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]  No [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes [ ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,813,334 shares of Issuer's voting common stock were outstanding on May 1, 2006.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No [X]

                                     PAGE

                                  SPACEDEV, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2006


INDEX                                                                       PAGE

PART  I  --  FINANCIAL  INFORMATION                                           1
ITEM  1.     FINANCIAL  STATEMENTS                                            1
Consolidated  Balance  Sheets                                                 1
Consolidated  Statements  of  Operations                                      3
Consolidated  Statements  of  Cash  Flows                                     4
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                                6
ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION    18
Overview                                                                     18
Selection  of  Significant  Contracts                                        20
Results  of  Operations                                                      21
Liquidity  and  Capital  Resources                                           25
Cash  Position                                                               26
Critical  Accounting  Standards                                              26
Recent  Accounting  Pronouncements                                           27
Risk  Factors                                                                27
ITEM  3.     CONTROLS  AND  PROCEDURES                                       39
PART  II  --  OTHER  INFORMATION                                             39
ITEM  1.     LEGAL  PROCEEDINGS                                              39
ITEM  2.     UNREGISTERED  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    39
ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES                              39
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     39
ITEM  5.     OTHER  INFORMATION                                              40
ITEM  6.     EXHIBITS                                                        40
SIGNATURES                                                                   42

                                     PAGE


                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                         SPACEDEV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



At March 31,. . . . . . . .         2006        2005
---------------------------  -----------  ----------

 ASSETS

 CURRENT ASSETS
      Cash. . . . . . . . .  $ 1,142,595  $5,412,949
      Accounts receivable .    5,769,883     620,048
      Inventory (Note 2). .    3,014,626           -
      Other current assets.      213,122      11,306
---------------------------  -----------  ----------
 TOTAL CURRENT ASSETS . . .   10,140,226   6,044,303

 FIXED ASSETS - NET . . . .    3,280,171     293,590

 GOODWILL (NOTE 5). . . . .   12,246,362           -

 OTHER ASSETS . . . . . . .      898,762     117,115
---------------------------  -----------  ----------
                             $26,565,521  $6,455,008
---------------------------  -----------  ----------
---------------------------  -----------  ----------
The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                                     PAGE 1


                         SPACEDEV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



 At March 31,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2006           2005
--------------------------------------------------------------------------  -------------  -------------

 LIABILITIES AND STOCKHOLDERSEQUITY

 CURRENT LIABILITIES
      Accounts payable and accrued expenses (Note 3(a)). . . . . . . . . .  $  2,159,367   $    400,261
      Accrued payroll, vacation and related taxes. . . . . . . . . . . . .     1,500,497        248,805
      Billings in excess of costs incurred and estimated earnings (Note 2)     1,635,230              -
      Other accrued liabilities (Note 2) . . . . . . . . . . . . . . . . .     2,199,130        268,505
--------------------------------------------------------------------------  -------------  -------------

 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .     7,494,224        917,571

 CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES. . . . . . . . . .       113,282            413

 DEFERRED GAIN - ASSETS HELD FOR SALE (NOTE 3(A)). . . . . . . . . . . . .       801,359        918,631
--------------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,408,865      1,836,615

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERSEQUITY
      Convertible preferred stock, $.001 par value, 10,000,000
          shares authorized, and 253,610 and 250,000 shares
          issued or outstanding, respectively (Note 4)
      Series C Convertible preferred stock (Note 4(a)) . . . . . . . . . .           249            250
      Series D-1 Convertible preferred stock (Note 4 (b)). . . . . . . . .             5              -
      Common stock, $.0001 par value; 100,000,000 and 50,000,000 shares authorized, and 28,710,496 and  21,373,980  shares issued
            and outstanding, respectively (Note 4) . . . . . . . . . . . .         2,870          2,137
      Additional paid-in capital (Note 4). . . . . . . . . . . . . . . . .    32,863,959     18,962,806
      Additional paid-in capital - stock options . . . . . . . . . . . . .             -        750,000
      Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . .             -       (250,000)
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (14,710,427)   (14,846,800)
--------------------------------------------------------------------------  -------------  -------------
 TOTAL STOCKHOLDERSEQUITY. . . . . . . . . . . . . . . . . . . . . . . . .    18,156,656      4,618,393
--------------------------------------------------------------------------  -------------  -------------

 TOTAL LIABILITIES AND STOCKHOLDERSEQUITY. . . . . . . . . . . . . . . . .  $ 26,565,521   $  6,455,008
--------------------------------------------------------------------------  -------------  -------------
--------------------------------------------------------------------------  -------------  -------------
The  accompanying  notes  are  an  integral part of these consolidated financial statements.


                                     PAGE 2

                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


 Three-Months Ending March 31,. . . . . . . . . . . . .         2006             %         2005       %
-------------------------------------------------------  ------------  ------------  -----------  ------
 NET SALES. . . . . . . . . . . . . . . . . . . . . . .  $ 7,174,778         100.0%  $1,806,889   100.0%

 TOTAL COST OF SALES *. . . . . . . . . . . . . . . . .    5,265,106          73.4%   1,396,835    77.3%

 GROSS MARGIN . . . . . . . . . . . . . . . . . . . . .    1,909,672          26.6%     410,054    22.7%
-------------------------------------------------------  ------------  ------------  -----------  ------
 OPERATING EXPENSES
    Marketing and sales . . . . . . . . . . . . . . . .      643,560           9.0%     145,017     8.0%
    Research and development. . . . . . . . . . . . . .       81,777           1.1%       8,472     0.1%
    General and administrative. . . . . . . . . . . . .    1,230,733          17.2%     190,998    10.6%
-------------------------------------------------------  ------------  ------------  -----------  ------
 TOTAL OPERATING EXPENSES * . . . . . . . . . . . . . .    1,956,070                    344,487
-------------------------------------------------------  ------------                -----------
 INCOME/(LOSS) FROM OPERATIONS. . . . . . . . . . . . .      (46,398)         -0.6%      65,567     3.6%

 NON-OPERATING INCOME/(EXPENSE)
    Interest income . . . . . . . . . . . . . . . . . .       33,615           0.5%       7,960     0.4%
    Interest expense. . . . . . . . . . . . . . . . . .       (5,283)         -0.1%      (1,222)   -0.1%
    Gain on building sale (Note 3(a)) . . . . . . . . .       29,318           0.4%      29,318     1.6%
-------------------------------------------------------  ------------  ------------  -----------  ------
 TOTAL NON-OPERATING INCOME . . . . . . . . . . . . . .       57,650           0.8%      36,056     2.0%
-------------------------------------------------------  ------------  ------------  -----------  ------

 INCOME BEFORE TAXES. . . . . . . . . . . . . . . . . .       11,252           0.2%     101,623     5.6%

 INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        4,235           0.1%         400     0.0%

 NET INCOME . . . . . . . . . . . . . . . . . . . . . .  $     7,017           0.1%  $  101,223     5.6%
-------------------------------------------------------  ------------  ------------  -----------  ------
 NET INCOME PER SHARE:
      Net income. . . . . . . . . . . . . . . . . . . .  $         0                 $        0
-------------------------------------------------------  ------------                -----------
      Weighted-Average Shares Outstanding . . . . . . .   27,276,451                 21,291,972

 FULLY DILUTED NET INCOME PER SHARE:
      Net income. . . . . . . . . . . . . . . . . . . .  $         0                 $        0
-------------------------------------------------------  ------------                -----------
     Fully Diluted Weighted-Average Shares Outstanding.   36,225,300                 29,908,287
-------------------------------------------------------  ------------                -----------


 * The following table shows how the Company's stock option expense would be allocated to all expenses.

    Cost of Sales . . . . . . . . . . . . . . . . . . .  $         -               $         -
    Marketing and sales . . . . . . . . . . . . . . . .            -                         -
    Research and development. . . . . . . . . . . . . .            -                         -
    General and administrative. . . . . . . . . . . . .       90,701                         -
-------------------------------------------------------  ------------              ------------
                                                         $    90,701               $         -
-------------------------------------------------------  ------------              ------------
-------------------------------------------------------  ------------              ------------
The  accompanying  notes  are  an  integral part of these consolidated financial statements.



                                     PAGE 3


                         SPACEDEV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





 Three-Months Ending March 31,. . . . . . . . . . . . . .         2006         2005
---------------------------------------------------------  ------------  -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income. . . . . . . . . . . . . . . . . . . . .  $     7,017   $  101,223
      Adjustments to reconcile net income to net cash
           used in operating activities:
           Depreciation and amortization. . . . . . . . .      147,370       29,061
           Gain on disposal of building sale. . . . . . .      (29,318)     (29,318)
           Stock option expense and stock awards. . . . .       92,876            -
           Change in operating assets and liabilities . .   (3,481,569)     135,217

 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES. . .   (3,263,624)     236,183

CASH FLOWS FROM INVESTING ACTIVITIES
      Other assets, capitalized acquisition costs . . . .   (1,066,564)           -
      Purchases of fixed assets . . . . . . . . . . . . .     (324,256)     (43,269)
---------------------------------------------------------  ------------  -----------
NET CASH  USED IN  INVESTING ACTIVITIES . . . . . . . . .   (1,390,820)     (43,269)

 CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes payable . . . . . . . .   (4,675,832)      (8,997)
      Principal payments on capitalized lease obligations       (8,815)        (883)
      Dividend payments on Series D-1 Preferred . . . . .      (98,774)           -
      Employee stock purchase plan. . . . . . . . . . . .       42,767        9,846
      Proceeds from issuance of preferred stock . . . . .    4,764,296      151,468
      Proceeds from issuance of common stock. . . . . . .       23,359            -
---------------------------------------------------------  ------------  -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . .       47,001      151,434
---------------------------------------------------------  ------------  -----------
 NET (DECREASE)/INCREASE IN CASH. . . . . . . . . . . . .   (4,607,443)     344,348
---------------------------------------------------------  ------------  -----------
 CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . .    5,750,038    5,068,601
---------------------------------------------------------  ------------  -----------
 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . .  $ 1,142,595   $5,412,949
---------------------------------------------------------  ------------  -----------
---------------------------------------------------------  ------------  -----------
The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                                     PAGE 4


                         SPACEDEV, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   (UNAUDITED)


---------------------------------------------------  ------     --------
 Three-Months Ending March 31,. . . . . . . . . . .    2006         2005
---------------------------------------------------  ------     --------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest . . . . . . . . . . . . . . . .  $5,283     $313,978
---------------------------------------------------  ------     --------


NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

During  the  three-months  ending  March 31, 2006 and 2005 the Company converted
     $34,516 and $11,303 of employee stock purchase plan contributions into 24,885 and 7,915 shares of common stock, respectively.

During the three-months ending March 31, 2006 and 2005 the Company declared dividends payable of $41,967 and $42,226, repectively to the holders of its Series C preferred stock.

During the three-months ending March 31, 2005 the Company paid dividends valued at $60,967 in the form of 39,589 shares of common stock to the holders of its Series C preferred stock.

During the three-months ending March 31, 2006 the Company declared and paid dividends payable of $98,774 to the holders of its Series D-1 preferred stock.

During  the three-months ending March 31, 2006, the Company financed $125,687 in fixed  assets  through  a  capital  lease  obligation.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    The accompanying notes are an integral part of these consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS  OF  PRESENTATION

The accompanying consolidated financial statements of SpaceDev, Inc. ("the Company") include the accounts of the Company and its subsidiary, Starsys, Inc. and its inactive subsidiary SpaceDev Oklahoma, an Oklahoma corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2006 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have been modified, as a result of the Company's acquisition of Starsys Research Corporation, to include a "percentage-of-completion" method of revenue recognition and inventory policies. The consolidated results of operations for the three-months ending March 31, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2006 or any future period, and the Company makes no representations related thereto.

On March 31, 2004, the Company was awarded a contract from the Missile Defense Agency for approximately $43.3 million. The microsatellite distributed sensing experiment was intended to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites and a second cluster of microsatellites with laser communication technology to support national missile defense. We were informed in 2005 that the Missile Defense Agency had re-routed the part of the contract related to the laser communications experiment to another program and that they would not be exercising their option for the additional microsats at this time; however, the contract vehicle remained at $43.3 million and left open the opportunity for some other purchase to take its place. We estimate that the second cluster would have represented approximately $10 million of the $43.3 million contract, and have reduced our current backorder accordingly. We believe the remaining unbilled contract backlog amount of approximately $22.4 million to be secure. The Company has recognized approximately $10.9 million in revenue under this contract through March 31, 2006.

Management intends to seek and obtain new government and commercial contracts, use its revolving credit facility only for specially funded programs, if at all, and possibly raise additional equity or debt capital in a public or private offering or fund-raising effort in 2006 or beyond. There can be no assurance that existing contracts will be completed successfully or that new contracts or additional debt or equity financing that may be needed to fund operations will be available or, if available, obtained in sufficient amounts necessary to meet the Company's needs or on terms that are favorable to the Company. Management believes that, if current contracts remain on schedule and are funded as expected, they will be sufficient to fund the Company through 2006.

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

2.       ACCOUNTING  POLICIES

(a)  Revenue  Recognition

The Company's revenues for the three-months ending March 31, 2006 were derived from United States government cost plus fixed fee (CPFF) contracts, some fixed price contracts and some commercial sales of component and subsystem products that the Company acquired in its acquisition of Starsys, which is compared to primarily CPFF contracts for the same three-month period in 2005. Revenues from the CPFF contracts during the first three-months ending March 31, 2006 and 2005 were recognized as expenses were incurred. Estimated contract profits are taken into earnings in proportion to revenues recorded. Time and material revenues are recognized as services are performed and costs incurred. Certain fixed price contracts were prepared according to the "percentage-of-completion" method of accounting for long-term contracts. The amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method). Total cost that is anticipated to exceed the contract amount, that is, the excess of cost over contract amount is immediately recognized as a loss on the contract. Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project. Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities. The current accrual for potential losses on exiting projects represents approximately $1.6 million. As projects are completed, the accrual is adjusted as projects move toward completion and more accurate estimates are established. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material, direct labor and sub-contractor costs, other costs such as supplies, tools and travel which are specifically related to a particular contract. All other selling, general and administrative costs are expensed as incurred.

(b)  Inventory

Inventory is valued based on lower-of-cost-or-market method and is disbursed on a FIFO (First-In, First-Out) basis, unless required by customer contract to be distributed by specific identification for lot control purposes. Inventory includes raw material inventory, finished goods inventory and work-in-process inventory (which includes "costs and estimated earnings in excess of billings on uncompleted contracts" and represents revenues recognized in excess of amounts billed). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis. Time and material revenues are recognized as services are performed and costs incurred.

3.     NOTES  PAYABLE

a)     Building  and  Settlement  Notes

In December 2002, the Company entered an agreement to sell its interest in its Poway, California headquarters facility. The transaction closed in January 2003. The escrow transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's then Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten (10) years ending in January 2013. As of March 31, 2006, the deferred gain was $801,359. This amortization is included in the Company's non-operating expenses and totaled $29,318 and $29,318 for the three-months ending March 31, 2006 and 2005, respectively.

Deferred  Gain  consisted  of  the  following:

Three-Months  Ended  March  31,  2006


Original Deferred Gain  $1,172,720
Less Amortization 2003    (107,499)
Less Amortization 2004    (117,272)
Less Amortization 2005    (117,272)
Less Amortization 2006     (29,318)
----------------------  -----------
                        $  801,359
                        -----------

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payments between 24 and 50 months with interest that ranges from 0% to 8%. At March 31, 2005, the outstanding balances on these notes were $37,130 with interest expense for the three-months ending March 31, 2005 of $539. (As of March 31, 2006, no notes remained outstanding.)

b)     Revolving  Credit  Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with the Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets subject to the amount of eligible accounts receivables. The net proceeds from the Convertible Note were used for general working capital purposes. Advances on the Convertible Note were repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Note carries an interest rate of Wall Street Journal Prime plus 0.75% on any outstanding balance. In addition, the Company is required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Availability of funds under the revolving credit facility is based on the Company's accounts receivable, except as waivers are provided by Laurus. Laurus has exercised its conversion rights from time to time on outstanding balances. Laurus converted a total of 3,406,417 shares to reduce the debt by an aggregate of $2,500,000 since the inception of the revolving credit facility. There was no outstanding balance on the revolving credit facility at March 31, 2006 and 2005 and there have been no conversions during the first three months of 2006 and 2005.

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year, which was expensed as additional interest expense in 2003. The Company is required to pay a continuation fee of $10,000 each year thereafter. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock for the initial $1 million revolving credit facility, as stated herein. The warrant exercise price was computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. In addition to the initial warrant, the Company issued two additional warrants: 1) to purchase 50,000 shares at an exercise price of $1.0625 per share in relation to the $500,000 revolving credit facility expansion convertible at $0.85 per share, which warrant was exercised by Laurus on April 19, 2005; and, 2) to purchase 50,000 shares at an exercise price of $1.925 per share in relation to the $1 million revolving credit facility expansion convertible at $1.00 per share.

The Company may terminate its revolving credit facility with Laurus before the end of the initial three year term for a fee; or, the agreement will expire on June 3, 2006.

4. STOCKHOLDER'S EQUITY - PREFERRED STOCK, COMMON STOCK AND WARRANTS PREFERRED STOCK

a)     Series  C  Preferred  Stock.

On August 25, 2004, the Company entered into a Securities Purchase Agreement with the Laurus Master Fund, Ltd., whereby the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Shares"), to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share (the "Stated Value"). The Series C Preferred Shares are convertible into shares of the Company's common stock at a rate of $1.54 per share at any time after the date of issuance, and accrue quarterly, cumulative dividends at a rate of 6.85%. The first payment was due on January 1, 2005. As of March 31, 2006 and 2005, approximately $99,000 and $42,000 has been accrued for dividends and are payable in cash or shares of our common stock at the holder's option with the exception that dividends must be paid in shares of our common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. On January 11, 2005, $60,967 of accrued dividends were paid in the form of 39,589 shares of the Company's common stock. Also, on May 5, 2005, $56,301 of accrued dividends were paid in the form of 36,559 shares of the Company's common stock from dividends accrued and on September 28, 2005, $57,708 of accrued dividends were paid in the form of 37,473 shares of the Company's common stock. The Series C Preferred Shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed $1.48 per share or (b) the Stated Value if the average closing price of our common stock for the 22 days immediately preceding the date of conversion exceeds the Stated Value. The Series C Preferred Shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The Series C Preferred Shares have no voting rights, except as required by law.

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock purchase warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.

b)     Series  D-1  Preferred  Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Omicron Capital, Tailwind Capital, Bristol Capital Management, Nite Capital and the Laurus Master Fund, Ltd. On January 13, 2006, the Company issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5,150,000, or $1,000 per share. The Company also issued various warrants to these investors as described below. The Company paid cash fees and expenses of $119,209 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction. The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter with the first payment due on April 1, 2006. As of March 31, 2006, the Company accrued and paid approximately $99,000 for dividends in cash.

Under the purchase agreement, from the date of the effectiveness of the initial registration statement filed pursuant to the registration rights agreement (February 15, 2006), until the one-year anniversary of that date, if: (1) on any trading day during such period the volume weighted average price of the Company's common stock for each of the 20 trading days immediately prior to such date exceeds $1.63; and, (2) the average daily trading volume of the Company's common stock exceeds $100,000 on each of those days, then the Company has the option, subject to a number of additional conditions, to put to the investors "units" at $1,000 per unit for an aggregate purchase price of up to $2,000,000 (or a lesser amount to the extent the preferred stock warrants issued at the initial closing of the financing, which are described below, have been exercised to purchase these units). Each "unit" consists of one share of Series D-1 Preferred Stock and a common stock warrant, which entitles the holders to purchase up to an aggregate of 440,829 shares of common stock at an exercise price of $1.51 and otherwise has the same terms as the warrants described in the following paragraph.

Certain warrants the Company issued to the Series D-1 investors at the closing entitle the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share. The warrants are exercisable for five years following the date of grant. The warrants have "ratchet" anti-dilution provisions reducing the warrant exercise price if the Company issues equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price to such lower exercise price.

The Company also issued certain other warrants to the Series D-1 investors at the closing (the "preferred stock warrants"). These warrants entitle the holder to purchase an aggregate number of 2,000 "units", which are identical to the "units" described above, at an exercise price of $1,000 per unit. The preferred stock warrants are exercisable from the effective date (February 15, 2006) until the one-year anniversary of that date. If any units subject to the preferred stock warrants remain unsold after (1) their expiration date and (2) the exercise of the Company's put option, if applicable, and any holder of a preferred stock warrant issued in the financing has exercised the warrant in full, then the preferred stock warrant grants that holder the right to purchase 440,829 with a strike price of $1.51 per share, the warrant has a five year expiration date once issued.

Other  Provisions.

The purchase agreement contains a number of covenants by the Company, which include:

- A grant of preemptive rights to the investors to participate in future financings until the first anniversary of the closing date of the financing;

- An agreement not to issue any shares of the Company's common stock or securities or other rights to acquire shares of common stock until six (6) months after the effective date, except under specified conditions intended to ensure the terms are no less favorable to the Company than the terms of this financing; and,

- An agreement not to effect any transaction involving the issuance of securities convertible, exercisable or exchangeable for the Company's common stock at a price per share or rate which may change over time, which the Company refers to as a variable-rate transaction, so long as any shares of Series D-1 Preferred Stock are outstanding.

In connection with this financing, Laurus consented to and waived certain contractual rights in respect of the authorization and issuance of one or more series of Series D-1 Preferred Stock and the other transactions described below, and certain other transactions. The Company paid Laurus Capital Management, L.L.C., and the manager of Laurus, $87,000 in connection with Laurus's delivery of the consent and $1,000 to Laurus' counsel for their related fees.

COMMON  STOCK  AND  WARRANTS

The Company adopted FAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under APB 25. The Company computed, for pro forma disclosure purposes, the value of all options granted during the three--months ending March 31, 2005 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for its options in accordance with SFAS 123(R) in 2005, the total value of options granted during the three-month period ending
March 31, 2005 would have been amortized on a pro forma basis over the vesting period of the options. Thus, the Company's consolidated net income (loss) would have been as follows:



 Net Income (Loss). . . . . . . . . . . . . . . . . . .       2005
-------------------------------------------------------  ----------
 As reported. . . . . . . . . . . . . . . . . . . . . .  $ 101,223
 Add: Stock based employee compensation expense
 included in reported net income. . . . . . . . . . . .  $       -

 Less: Stock based employee compensation expense
  determined under the fair value based method for all
 awards . . . . . . . . . . . . . . . . . . . . . . . .  $(213,553)
-------------------------------------------------------  ----------
 Pro forma. . . . . . . . . . . . . . . . . . . . . . .  $(112,330)
-------------------------------------------------------  ----------
-------------------------------------------------------  ----------


For the quarter ended March 31, 2006, the Company expensed approximately $91,000 of stock option expenses due to SFAS 123(R) in its financial statements.


5.  GOODWILL

On January 31, 2006, SpaceDev acquired Starsys Research Corporation and in accordance with U.S. generally accepted accounting principles, the merger was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price was allocated to Starsys' net tangible assets and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values was recorded as goodwill. Goodwill is not amortized but is tested for impairment at least annually. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, the combined company may be required to record material charges relating to the impairment. The goodwill balance as of March 31, 2006 was approximately $12.2 million.

The following is a schedule of the goodwill incurred on the Starsys acquisition.

--------------------------------  -----------
Starsys Total Assets . . . . . .  $(7,851,494)
Starsys Total Liabilities. . . .   13,054,140
Cash to Starsys Stockholders . .      410,791
Equity to Starsys Stockholders .    5,576,846
Fees Associated with Acquisition    1,056,079
--------------------------------  -----------
                                  $12,246,362
--------------------------------  -----------
--------------------------------  -----------

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

There were no recent Accounting Pronouncements that affected the Company during the first quarter of 2006. For past pronouncements, please refer the Company's 10-KSB filed on March 28, 2006.

7.     CHANGE   IN   ACCOUNTING   PRINCIPLE   AND   ACCOUNTING  FOR  SHARE-BASED
COMPENSATION

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (123(R)) on January 1, 2006. Upon the adoption of SFAS No. 123(R), compensation costs associated with share-based compensation and stock option awards will be recorded to expense over the requisite period(s) associated with the stock or options. Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation and stock option awards issued to employees, directors and officers under the recognition and measurement principles of Accounting Principles Board
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no share-based employee compensation expense was recognized for stock option grants, as all options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Similarly, no compensation expense had been recognized under the Company's 1999 Employee Stock Purchase Plan (ESPP).

As noted above, in the first quarter 2006, the Company adopted SFAS No. 123(R), which requires companies to measure an equity instrument based on the grant-date fair value of the award and expense the value. The Company uses the Black-Scholes pricing model to determine the fair value of its options on the measurement date. The cost is recognized over the requisite period (usually the vesting period). During the first quarter 2006, the Company had stock option expense of $90,701 related to a new officer stock option award coincident with the Starsys merger. Without the adoptions of SFAS No. 123(R), the Company's operating income, net income and net income per share would have been increased to the pro forma non-GAAP amounts indicated below:

                         SPACEDEV, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - SUPPLEMENTAL SCHEDULE
                                   (UNAUDITED)


 Three-Months Ending March 31,. . . . . . . . . . . . .         2006          %      2005         %
-------------------------------------------------------  ------------  --------  -----------  -------
 GAAP OPERATING INCOME. . . . . . . . . . . . . . . . .  $   (46,398)     -0.6%  $   65,567      3.6%
    FAS 123(R) stock option expense . . . . . . . . . .       90,701       1.3%           -      0.0%
-------------------------------------------------------  ------------  --------  -----------  -------
 NON-GAAP OPERATING INCOME. . . . . . . . . . . . . . .       44,303       0.6%      65,567      3.6%
-------------------------------------------------------  ------------  --------  -----------  -------
 NON-OPERATING INCOME/(EXPENSE)
    Interest income . . . . . . . . . . . . . . . . . .       33,615       0.5%       7,960      0.4%
    Interest expense. . . . . . . . . . . . . . . . . .       (5,283)     -0.1%      (1,222)    -0.1%
    Gain on building sale . . . . . . . . . . . . . . .       29,318       0.4%      29,318      1.6%
-------------------------------------------------------  ------------  --------  -----------  -------
 TOTAL NON-OPERATING INCOME . . . . . . . . . . . . . .       57,650       0.8%      36,056      2.0%
-------------------------------------------------------  ------------  --------  -----------  -------
 NON-GAAP NET INCOME BEFORE TAXES . . . . . . . . . . .  $   101,953       1.4%  $  101,623      5.6%
-------------------------------------------------------  ------------  --------  -----------  -------
 INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        4,235       0.1%         400      0.0%

 NON-GAAP NET INCOME. . . . . . . . . . . . . . . . . .  $    97,718       1.4%  $  101,223      5.6%
-------------------------------------------------------  ------------  --------  -----------  -------
 NET INCOME PER SHARE:
      Non-GAAP Net Income Per Share . . . . . . . . . .  $      0.00       0.0%  $     0.00      0.0%
-------------------------------------------------------  ------------  --------  -----------  -------
      Weighted-Average Shares Outstanding . . . . . . .   27,276,451              21,291,972

 FULLY DILUTED NET INCOME PER SHARE:
      Non-GAAP Fully Diluted Income Per Share . . . . .  $      0.00             $      0.00
-------------------------------------------------------  ------------            -----------
     Fully Diluted Weighted-Average Shares Outstanding.   36,225,300              29,908,287
-------------------------------------------------------  ------------            -----------
-------------------------------------------------------  ------------            -----------

The Company believes that evaluating its ongoing operating results with these non-GAAP measurements may be useful as a supplement to its standard GAAP financial measurement presentation. Accordingly, the Company has chosen certain non-GAAP financial information to evaluate its ongoing operations and for internal planning and forecasting purposes. The Company believes that non-GAAP financial measures should be considered in addition to, and not a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide additional and supplemental disclosure to evaluate operating results. Whenever the Company uses a non-GAAP financial measurement, it provides a reconciliation of the non-GAAP financial measure to the most closely applicable GAAP financial measurement.


8.     UNAUDITED  PRO  FORMA  COMBINED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

The following unaudited pro forma combined statements of operations give effect to the merger of SpaceDev and Starsys using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, "Business Combinations." The Company acquired Starsys Research Corporation on January 31, 2006 and is "accounting acquirer" for accounting purposes. Under this method of accounting, the combined company will allocate the purchase price to the fair value of assets of Starsys deemed to be acquired, including identifiable intangible assets and goodwill. The purchase price allocation is subject to revision when the combined company obtains additional information regarding asset valuation. The unaudited pro forma combined statements of operations are based on respective historical consolidated financial statements and the accompanying notes of the Company, and those of Starsys included herein.

The unaudited pro forma combined statements of operations for the three months ended March 31, 2006 assume the merger took place on January 1, 2006 and combines SpaceDev's historical statement of operations for the year ended December 31, 2005 with Starsys' historical statement of operations for the year ended December 31, 2005 as if the merger took place on January 1, 2005. The unaudited pro forma combined statements of operations should be read in conjunction with the related notes included in this Form 10-QSB and the consolidated audited financial statements of SpaceDev, Inc. The unaudited pro forma combined statements of operations are not necessarily indicative of what the actual results of operations and financial position would have been had the merger taken place on January 1 of each period presented and do not indicate future results of operations.

        UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                 MARCH 31, 2006


                                       SPACEDEV      STARSYS      PRO FORMA ADJUSTMENTS    PRO FORMA
                                       ------------  -----------  -----------------------  ------------
 NET SALES. . . . . . . . . . . . . .  $ 2,889,592   $5,920,870   $              (51,345)  $ 8,759,117
-------------------------------------  ------------  -----------  -----------------------  ------------
 COST OF SALES. . . . . . . . . . . .    2,097,469    4,443,218                        -     6,540,687
-------------------------------------  ------------  -----------  -----------------------  ------------
 GROSS MARGIN . . . . . . . . . . . .      792,123    1,477,652                  (51,345)    2,218,430

 OPERATING EXPENSES
    Marketing and sales expense . . .      497,614      265,300                  (51,345)      711,569
    Research and development. . . . .       67,412        9,082                        -        76,494
    General and administrative. . . .      364,718    1,176,493                        -     1,541,211
-------------------------------------  ------------  -----------  -----------------------  ------------
 TOTAL OPERATING EXPENSES . . . . . .      929,744    1,450,875                  (51,345)    2,329,274
-------------------------------------  ------------  -----------  -----------------------  ------------
 INCOME/(LOSS) FROM OPERATIONS. . . .     (137,621)      26,777                        -      (110,844)
-------------------------------------  ------------  -----------  -----------------------  ------------
 NON-OPERATING INCOME/(EXPENSE)
    Interest income . . . . . . . . .       33,615       28,306                        -        61,921
    Interest expense. . . . . . . . .         (110)     (27,656)                       -       (27,766)
    Gain on building sale . . . . . .       29,318            -                        -        29,318
-------------------------------------  ------------  -----------  -----------------------  ------------
 TOTAL NON-OPERATING INCOME/(EXPENSE)       62,823          650                        -        63,473
-------------------------------------  ------------  -----------  -----------------------  ------------
 INCOME/(LOSS) BEFORE INCOME TAXES. .      (74,798)      27,427                        -       (47,371)
 Income tax provision . . . . . . . .        4,200           35                        -         4,235
-------------------------------------  ------------  -----------  -----------------------  ------------
 NET INCOME/(LOSS). . . . . . . . . .  $   (78,998)  $   27,392   $                    -       (51,606)
-------------------------------------  ------------  -----------  -----------------------  ------------
 NET INCOME/(LOSS) PER SHARE:
      Net Income/(Loss) . . . . . . .  $     (0.00)  $     0.05   $                    -   $     (0.00)
-------------------------------------  ------------  -----------  -----------------------  ------------
 Shares Outstanding . . . . . . . . .   28,710,496      520,000                 (520,000)   28,710,496
-------------------------------------  ------------  -----------  -----------------------  ------------
-------------------------------------  ------------  -----------  -----------------------  ------------


        UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                 DECEMBER 31, 2005



                                       SPACEDEV      STARSYS       PRO FORMA ADJUSTMENTS    PRO FORMA
                                       ------------  ------------  -----------------------  ------------

 NET SALES. . . . . . . . . . . . . .  $ 9,005,011   $17,762,730   $                    -   $26,767,741
-------------------------------------  ------------  ------------  -----------------------  ------------
 COST OF SALES. . . . . . . . . . . .    6,905,902    14,721,176                        -   $21,627,078
-------------------------------------  ------------  ------------  -----------------------  ------------
 GROSS MARGIN . . . . . . . . . . . .    2,099,109     3,041,554                        -   $ 5,140,663

 OPERATING EXPENSES
    Marketing and sales expense . . .      673,636             -                  673,636
    General and administrative. . . .    1,113,973     6,000,676                        -     7,114,649
-------------------------------------  ------------  ------------  -----------------------  ------------
 TOTAL OPERATING EXPENSES . . . . . .    1,787,609     6,000,676                        -     7,788,285
-------------------------------------  ------------  ------------  -----------------------  ------------
 INCOME/(LOSS) FROM OPERATIONS. . . .      311,500    (2,959,122)                       -    (2,647,622)
-------------------------------------  ------------  ------------  -----------------------  ------------
 NON-OPERATING INCOME/(EXPENSE)
    Interest income . . . . . . . . .      105,840             -                        -       105,840
    Rental income . . . . . . . . . .            -        88,146                   88,146
    Interest expense. . . . . . . . .       (2,873)     (506,525)                       -      (509,398)
    Gain on building sale . . . . . .      117,272             -                        -       117,272
    Loan fee - equity compensation. .      (28,875)            -                        -       (28,875)
-------------------------------------  ------------  ------------  -----------------------  ------------
 TOTAL NON-OPERATING INCOME/(EXPENSE)      191,364      (418,379)                       -      (227,015)
-------------------------------------  ------------  ------------  -----------------------  ------------
 INCOME/(LOSS) BEFORE INCOME TAXES. .      502,864    (3,377,501)                       -    (2,874,637)
 Income tax provision . . . . . . . .        1,600             -                        -         1,600
-------------------------------------  ------------  ------------  -----------------------  ------------
 NET INCOME/(LOSS). . . . . . . . . .  $   501,264   $(3,377,501)  $                    -    (2,876,237)
-------------------------------------  ------------  ------------  -----------------------  ------------
 NET INCOME/(LOSS) PER SHARE:
      Net Income/(Loss) . . . . . . .  $      0.02   $     (6.49)  $                (0.08)
-------------------------------------  ------------  ------------  -----------------------  ------------
 Shares Outstanding . . . . . . . . .   29,030,858       520,447                5,357,143    34,388,001
-------------------------------------  ------------  ------------  -----------------------  ------------
-------------------------------------  ------------  ------------  -----------------------  ------------


The unaudited pro forma combined consolidated information reflects our best estimates. The actual results of operations may have differed from the pro forma amounts reflected herein because of various factors, including, without limitation, access to additional information, changes in value and changes in operating results. However, the Company believes that any final adjustments will not be material to the statement of operations.


9.     SUBSEQUENT  EVENTS

On April 1, 2006, the Company was awarded the third task order on a $43-million contract with the Missile Defense Agency to conduct a micro-satellite Distributed Sensing Experiment (DSE), as well as other micro-satellite studies, as required. The second Task Order was awarded on October 20, 2004 (although effective October 1, 2004) and was completed on March 31, 2006. The commencement of Phase III of this contract followed a successful DSE Critical Design Review held from March 7 through March 8, 2006. The third Task Order was awarded for a total of $1,547,266 and will run through May 31, 2006.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our fiscal year 2005 Form 10-KSB and quarterly 10-QSB filings.

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

     Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified in the "Risk Factors" subsection below.

OVERVIEW

     We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. Our historic SpaceDev operations are currently focused on the commercial and military development of low-cost microsatellites, nanosatellites and related subsystems, hybrid rocket propulsion for space, launch and human flight vehicles as well as associated engineering and technical services primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project-basis, directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based launch vehicles, Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our microsatellite and nanosatellite products and services in the long-term, the early adopters of this technology appears to be the military and our "products" are considered to be the outcome of specific projects. We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets and small high-performance space vehicles and subsystems for commercial customers.

     We acquired Starsys Research Corporation on January 31, 2006 in a tax-free forward triangular merger, renamed the company Starsys, Inc., and now hold it as a wholly-owned subsidiary of SpaceDev. Starsys is engaged in the design and manufacture of mechanical and electromechanical subsystems and components for spacecraft. Starsys' subsystems enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components. Starsys manufactures a wide range of products that include bi-axis gimbals, flat plate gimbals, solar array pointing mechanisms, deployable booms, separation systems, thermal louvers, actuators, restraint devices and cover systems. Starsys' products are sold both as "off-the-shelf" catalog products, which represent previously qualified devices with spaceflight history, and as custom systems that are developed for specific applications. Starsys' products are typically sold directly to spacecraft manufacturers. Starsys' customer base is segregated into three major segments:

(1) domestic and international commercial spacecraft (communication and imaging satellites), (2) civil spacecraft (NASA) that are primarily scientific in nature and (3) defense spacecraft that support the United States' military capability. Starsys also offers products to non-space customers, including aerospace, maritime, and industrial customers.

     Starsys' engineering and manufacturing capabilities position the company to provide both mechanical and electromechanical subsystems for spacecraft. Starsys' strategy is to identify opportunities to develop products from custom mechanical and electromechanical subsystems. To extend the product life cycle, Starsys has developed and expanded a "product platforms" business model. Product platforms are subsystems for which non-recurring and development engineering have been completed and for which there is continued customer demand. Starsys' product offerings currently include High Output Paraffin ("HOP") actuators, hinges, battery bypass switches, thermal louvers, bi-axial gimbals and solar array drives, among others. The product life cycle for this type of product within the space industry is approximately 15 years.

     The acquisition of Starsys fundamentally changed our profile. Starsys is a mature operating company with 2005 revenues of approximately $18 million and 2005 losses of approximately $3.4 million. We believe there are numerous potential synergies between the historic SpaceDev business, and Starsys'
business, including but not limited to providing SpaceDev with a production capability as its technologies migrate from advanced systems to products, access to quality facilities and a strong market of aerospace engineers, a diversification of customers and revenues, and the ability to bid on larger and more vertically integrated programs and projects.

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

     During the first three months of 2006, 85% of our net sales were generated from direct government contracts, 7% was generated from government-related work through subcontracts with others, and 8% was generated from commercial contracts. For the same three month period in 2005, approximately 95% of our net sales were generated by government or government-related work. We will continue to seek both government and commercial business and anticipate that net sales from government sources will continue to represent in excess of 80% of our net sales for the next several years. Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring increased international revenue and contract opportunities, we are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States on some of our products.

     At this time, over 70% of our forecasted sales for 2006 are under contract or near contract award. We may not be able to win enough new business to achieve our targeted growth projection or to maintain a positive cash flow position. During the first three months of 2006 we submitted approximately twenty-five bids for government or commercial programs ranging from $25,000 to $350 million and continued our work with the United States Congress to identify directed funding for our programs.

     In order to perform the Missile Defense Agency contract (described below) on schedule and successfully execute other existing and new business opportunities, we must substantially increase our staff and hire new engineers or subcontract the work to third parties. We are actively seeking to hire spacecraft and propulsion engineers, and we are investigating various partnership arrangements to increase resource availability.

SELECTION  OF  SIGNIFICANT  CONTRACTS

     On July 18, 2005, we were awarded a subcontract to provide scientific, engineering, development and programmatic support to the development and demonstration of innovative SSA (space situational awareness) nanosatellite
(<15kg) spacecraft. SSA is the ability to search, identify and monitor spacecrafts for the purpose of obtaining space superiority. The subcontract covers the conceptual/preliminary phase of development and includes all aspects of potential systems from the platforms and associated payloads to the links and nodes and ground support. The cost plus fixed fee subcontract resulted in revenues of approximately $120,000. We completed this subcontract in December 2005. In January 2006, we submitted a proposal for the next phase subcontract and, in March 2006, we were awarded the subcontract in the amount of approximately $1.2 million and began work on this phase.

     On February 28, 2006, we were awarded two important Boom Technology contracts for advance research and development of a self-deployed articulated boom for approximately $950,000 and a jack screw deployed boom for approximately $1.5 million by the Air Force Research Laboratory. AFRL placed these contracts with Starsys which will leverage the significant technical talent and advances Starsys engineers have already made in this critical space technology.

     On April 1, 2006, we were awarded the third task order on a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment in support of the Advanced Systems Deputate of the Missile Defense Agency, which contract was originally awarded on March 31, 2004. The microsatellite distributed sensing experiment is now intended to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites to support national missile defense. The milestone-based, multiyear, multiphase contract had an effective start date of March 1, 2004. This effort is being accomplished in a phased approach. The first phase, or "Task Order," for approximately $1.1 million was completed on September 30, 2004 and resulted in a general mission and microsatellite design. The second Task Order for approximately $8.3 million was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency, and subsequently completed on March 31, 2006. The second Task Order resulted in a detailed mission and microsatellite design, as exemplified by a successful Critical Design Review in March 2006. In addition to the three networked microsat under our second Task Order, the $43 million contract also envisioned an option for a second three microsats using laser communication technology. We were informed in 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for the additional microsats at this time; however, the contract vehicle remained at $43 million and left open the opportunity for some other purchase to take its place. We estimate that the second cluster would have represented approximately $10 million of the $43 million contract, and have reduced our current backorder accordingly. We believe the remaining unbilled contract backlog amount of approximately $25 million to be secure. The third Task Order was awarded on April 1, 2006 for a total of $1,547,266 and will run through May 31, 2006. We expect either a modification to the third Task Order or a fourth Task Order to be awarded by the Missile Defense Agency before the end of May 2006, which is expected to fund the program through the end of the government fiscal year. We expect continued modifications to the current phase throughout 2006 and 2007.

RESULTS  OF  OPERATIONS

     Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations. Due to our January 2006 acquisition of Starsys, all 2006 -vs.- 2005 comparisons are of limited meaningfulness and usefulness.

  THREE-MONTHS ENDING MARCH 31, 2006 -VS.- THREE-MONTHS ENDING MARCH  31, 2005

     During the three-months ending March 31, 2006, we had net sales of approximately $7,175,000 as compared to net sales of approximately $1,807,000 for the same period in 2005. Sales increased primarily due to our acquisition of Starsys on January 31, 2006 which has generated revenues of approximately $4.3 million, as well as the further work on our existing government contracts of approximately $2.9 million, particularly our contract with the Missile Defense Agency which generated revenues in excess of approximately $2.4 million. For the three months ended March 31, 2006, revenue from government and government related work was approximately $6,489,000 and revenue from commercial customers was approximately $686,000. Our government customers include but are not limited to the Missile Defense Agency, the Air Force Research Laboratory, NASA, and the U.S. Army. Our government related work customers include but are not limited to General Dynamics, Northrop Grumman and Raytheon. Commercial customers include, Lockheed Martin and Sumitomo. Revenue for the three-months ended March 31, 2005 primarily represented $1,444,000 of work on the second Task Order for the Missile Defense Agency contract. Ongoing Small Business Innovation Research contracts with the Air Force Research Laboratory represented sales of approximately $310,000 in the three-months ending March 31, 2005.

     For the three-months ended March 31, 2006, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately
$5,265,000 or 73.5% of net sales, as compared to approximately $1,397,000, or 77.3% of net sales, during the same period in 2005. The increase in cost of sales and the improved gross margin percentage were both due to the higher margin contracts and products sold by Starsys. We continue to focus efforts on managing our growth including but not limited to recruiting new talented engineers, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

     We experienced an increase of approximately $1,612,000 in operating expenses from approximately $344,000, or 19.1% of net sales, for the three-months ending March 31, 2005 to approximately $1,956,000, or 27.3% of net sales, for the three-months ending March 31, 2006. Operating expenses include general and administrative expenses, research and development expenses, marketing and sales expenses, and amortization expense for stock options under FASB 123(R).

- General and administrative expenses increased approximately $949,000 from approximately $191,000, or 10.6% of net sales, for the three-months ending March 31, 2005 to approximately $1,140,000, or 15.9% of net sales, for the same three month period in 2006. This increase is attributed mainly to the assumption of general and administrative costs from Starsys and the addition of our new Chief Executive Officer. We do expect to recognize some cost saving and efficiencies as the companies eliminate redundancies in certain general and administrative functions.

- Research and development expenses increased during the first quarter of 2006, from approximately $8,000, or 0.1% of net sales, for the three-months ending March 31, 2005, to approximately $82,000, or 1.1% of net sales, during the same period in 2006. The total dollar value increased by approximately $74,000, mainly due to a shift in cost categorization, as our Chief Executive Officer became our Chief Technology Officer. We have begun an effort to focus a limited amount of our resources on internal IR&D efforts.

- Marketing and sales expenses increased during the first quarter of 2006, from approximately $145,000, or 8.0% of net sales, for the three-months ending March 31, 2005, to approximately $644,000, or 9.0% of net sales, during the same period in 2006. The total dollar increase of approximately $499,000 was mainly due to our decision to bid on certain large proposals in January and February 2006 as well as absorbing a larger marketing and sales organization as part of the merger with Starsys.

- Our stock option expense is based on a calculation using the minimum value method as prescribed by FAS 123(R), otherwise known as the Black-Scholes method. Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility was 86.7%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted. The total expense for the three months ended March 31, 2006 was $90,701 as compared to no expense during the same period in 2005, as we adopted FAS 123(R) on January 1, 2006.

     Non-operating expense (income) consisted of interest expense, non-cash debt discount expense and deferred gain on the sale of our building, as well as other loan fees and expenses. Non-operating expenses decreased to the point that we recorded non-operating income beginning in 2005.

     Interest expense for the three-months ending March 31, 2006 and 2005 was insignificant as we incurred no interest expense on our revolving credit facility, which had a zero balance for the three-months ending March 31, 2006 and 2005. We began generating interest income in late 2004, and the first quarters of 2006 and 2005, we recognized approximately $34,000 and $8,000, respectively in interest income due to our cash management practices.

     We recognized approximately $29,000 and $29,000 of the deferred gain on the sale of the building during the three-months ending March 31, 2006 and 2005, respectively, and we will continue to amortize the remaining deferred gain of approximately $801,000 into non-operating income over the remainder of the lease.

     During the three-months ending March 31, 2006, we generated net income of approximately $7,000, or 0.1% of net sales, despite recognizing over $90,000 in non-cash charges related to expensing stock options under FAS 123(R), compared to net income of approximately $101,000, or 5.6% of net sales, for the same three-month period in 2005. During the three-months ending March 31, 2006, we incurred a positive EBITDA (earnings before interest taxes depreciation and amortization) of approximately $192,000, or 2.7% of net sales, compared to a EBITDA of approximately $95,000, or 5.2% of net sales, for the three-months ending March 31, 2005.

     The following table reconciles Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to net income (loss) for the three-months ending March 31, 2006 and 2005, respectively, and represents our ninth consecutive quarter of positive and growing EBITDA:



FOR THE THREE MONTHS ENDING . . . . .  MARCH 31, 2006    March 31, 2005
                                            (UNAUDITED)       (Unaudited)
NET INCOME. . . . . . . . . . . . . .  $         7,017   $       101,223
-------------------------------------  ----------------  ----------------

Interest Income . . . . . . . . . . .          (33,615)           (7,960)
Interest Expense. . . . . . . . . . .            5,283             1,222
Gain on Building Sale . . . . . . . .          (29,318)          (29,318)
Stock Option Expense . . . . . . . .            90,701                 -
Provision for income taxes. . . . . .            4,235               400
Depreciation and Amortization . . . .          147,370            29,116
-------------------------------------  ----------------  ----------------
EBITDA* . . . . . . . . . . . . . . .  $       191,673   $        94,683
-------------------------------------  ----------------  ----------------
*  Earnings  Before  Interest,  Taxes,  Depreciation  and  Amortization.


     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations). We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. Beginning in 2003 through the current quarter in 2006, we showed continued progress in total revenue as well as in EBITDA.



                               [GRAPHIC  OMITED]

                               [GRAPHIC  OMITED]




FOR THE THREE MONTHS ENDING. . . . . . .      3/31/04       6/30/04       9/30/04      12/31/04       3/31/05       6/30/05
    (Unaudited). . . . . . . . . . . . .   (Unaudited)   (Unaudited)   (Unaudited)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
NET INCOME (LOSS). . . . . . . . . . . .  $  (442,549)  $(1,286,866)  $  (602,888)  $  (694,750)  $   101,223   $   110,938
----------------------------------------  ------------  ------------  ------------  ------------  ------------  ------------

Interest Income. . . . . . . . . . . . .            -             -        (5,619)      (13,386)       (7,960)      (36,824)
Interest Expense . . . . . . . . . . . .       19,788        19,736        23,110        (6,707)        1,222           609
Non-Cash Interest exp. (Debt Discount) .      464,000     1,329,313       663,481       797,636             -        28,875
Gain on Building Sale. . . . . . . . . .      (29,318)      (29,318)      (29,318)      (29,318)      (29,318)      (29,318)
Stock option expense . . . . . . . . . .            -             -             -             -             -             -
Provision for income taxes . . . . . . .            -             -             -         1,600           400           400
Depreciation and Amortization. . . . . .       15,954        16,533        22,749        28,250        29,061        35,077
----------------------------------------  ------------  ------------  ------------  ------------  ------------  ------------
EBITDA . . . . . . . . . . . . . . . . .  $    27,874   $    49,398   $    71,515   $    83,325   $    94,628   $   109,758
----------------------------------------  ------------  ------------  ------------  ------------  ------------  ------------



CONTINUED:

FOR THE THREE MONTHS ENDING. . . . . . .      9/30/05      12/31/05    3/31/06
    (Unaudited). . . . . . . . . . . . .   (UNAUDITED)   (UNAUDITED)
NET INCOME (LOSS). . . . . . . . . . . .  $   136,251   $   152,851   $  7,017
----------------------------------------  ------------  ------------  ---------

Interest Income. . . . . . . . . . . . .      (24,848)      (36,208)   (33,615)
Interest Expense . . . . . . . . . . . .          452           590      5,283
Non-Cash Interest exp. (Debt Discount) .            -             -          -
Gain on Building Sale. . . . . . . . . .      (29,318)      (29,318)   (29,318)
Stock option expense . . . . . . . . . .            -             -     90,701
Provision for income taxes . . . . . . .          400           400      4,235
Depreciation and Amortization. . . . . .       44,078        83,708    147,370
----------------------------------------  ------------  ------------  ---------
EBITDA . . . . . . . . . . . . . . . . .  $   127,015   $   172,023   $191,673
----------------------------------------  ------------  ------------  ---------
----------------------------------------  ------------  ------------  ---------

LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH POSITION FOR THREE-MONTHS ENDED MARCH 31, 2006 -VS.- THREE-MONTHS ENDED MARCH 31, 2005

     Net decrease in cash during the three-months ending March 31, 2006 was approximately $4,607,000 compared to a cash increase of $344,000 for the same three-month period in 2005, primarily due to the acquisition of Starsys Research Corporation and related debt repayment and transaction costs. These items were partially offset by the sale of our Series D-1 Preferred Stock to a small group of institutional investors in January 2006. Net cash used in operating activities totaled approximately $3,264,000 for the three-months ending March 31, 2006, a decrease of approximately $3,500,000 as compared to approximately $236,000 provided by operating activities during the same three-month period in 2005, primarily due to the increase in accounts receivable which we received upon the acquisition of Starsys as well as the increase in all other operating expenses from the acquired company

     Net cash used in investing activities totaled approximately $1,391,000 for the three-months ending March 31, 2006, compared to approximately $43,000 used in investing activities during the same three-month period in 2005. The increase in cash used in investing activities is primarily due to the need to provide working capital for the operations of Starsys, which was insolvent at the time we acquired it.

     Net cash provided by financing activities totaled approximately $47,000 for the three-months ending March 31, 2006, which is a decrease of approximately $104,000 from the approximately $151,000 provided by financing activities during the same three-months in 2005. This is primarily attributable to the sale of our Series D-1 Preferred Stock in January 2006, which was then used to fund the merger with Starsys, pay off the secured debt, and pay down payables and other accruals on Starsys' books at the end of January 2006.

     At  March  31,  2006,  our  cash,  which  included  cash  reserves and cash available for investment, was approximately $1,143,000, as compared to approximately $5,413,000 at March 31, 2005, a decrease of approximately $4,270,000 mainly due to the use of cash to fund our acquisition of Starsys in January 2006 and to provide working capital for the combined company in the first quarter of 2006.

     As of March 31, 2006, our backlog of funded and non-funded business was approximately $37 million, compared to approximately $45 million as of March 31, 2005. With respect to the Missile Defense Agency program, we expect over $8 million in revenue to be generated in 2006. Although the Missile Defense Agency contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and, if continued, that it will generate the amounts anticipated.

     Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $2,484,000 and $2,075,000 as of March 31, 2006 and 2005, respectively, consist primarily of the income tax benefits from net operating loss and capital loss carry forwards, amortization of goodwill and research and development credits. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $645,000 in 2006 from $1,857,000 at December 31, 2005 to $2,502,000 at March 31, 2006. Of this valuation allowance, $2,259,000, at March 31, 2006 is related to net operation losses of the acquired business. The tax benefit of these tax loss carry forwards, if and when realized, will reduce the existing value of goodwill.

     At March 31, 2006, the Company had federal and state tax net operating loss carry forwards of approximately $4,214,000 and $2,316,000, respectively. The federal and state tax loss carry forwards will expire in 2023 and 2012, respectively, unless previously utilized.

     The Company also has acquired federal and Colorado net operating losses in conjunction with the acquisition of Starsys of approximately $5,727,000 and $9,220,000, respectively. These net operating losses will be subject to an annual limitation under internal revenue code section 382.

     The Company also has federal and California research tax credit carry forwards of approximately $68,000 and $47,000, respectively, which begin to expire in 2018.

     Pursuant to Internal Revenue Code Section 382 and 383, the Company's use of its net operating losss and credit carry forwards may be limited as a result of the cumulative changes in the ownership of more than 50% over a three year period.

CASH  POSITION

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

CRITICAL  ACCOUNTING  STANDARDS

     Due to the acquisition of Starsys, our revenues transitioned in 2006 from being primarily cost plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed, to fixed-price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs,. Losses on contracts are recognized when they become known and reasonably estimable (see the Notes to SpaceDev's Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123 in 1997. Through December 31, 2005, we have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and provided pro forma disclosures as if the fair value based method prescribed in SFAS No. 123 had been utilized. (See the Note 4 to SpaceDev's Consolidated Financial Statements.) We have valued our stock, stock options and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, was published by the Financial Accounting Standards Board on December 31, 2002. The effective date of FASB No. 148 is December 15, 2002. SFAS No. 123 prescribes a "fair value" methodology to measure the cost of stock options and other equity awards. Companies may elect either to recognize fair value stock-based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. Through December 31, 2005, we had chosen the latter approach.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (FAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective January 1, 2006 for calendar year companies. Accordingly, we implemented the revised standard in the first quarter of 2006. [See Note 4 to our consolidated financial statements for additional information.]

     On December 20, 2005, in response to SFAS No. 123R, our Board of Directors approved accelerating the vesting of all unvested stock options held by current employees, including executive officers, and members of the Board of Directors. The accelerated vesting was effective as of December 20, 2005.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     There were no recent Accounting Pronouncements that affected the Company during the first quarter of 2006. For past pronouncements, please refer to our Form 10-KSB filed on March 28, 2006.

RISK  FACTORS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

RISKS  RELATED  TO  OUR  COMPANY

     SPACEDEV AND STARSYS HAVE EXPERIENCED LOSSES FROM OPERATIONS IN PRIOR PERIODS AND HAVE BEEN REQUIRED TO SEEK ADDITIONAL FINANCING TO SUPPORT THEIR BUSINESSES.

     In prior years, both SpaceDev and Starsys have experienced operating losses and, in some periods, revenues from operations have not been sufficient to fund their respective operations. On a pro forma basis, the combined company would have had a net loss from operations of approximately $5.0 million for the year ended December 31, 2004 and $2.9 million for the year ended December 31, 2005, assuming the merger had occurred on January 1, 2004. The success of the combined company's business depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to attract and complete successfully additional government and commercial contracts, and possibly to obtain additional financing. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered  by  us,  and  the  competitive  environment  in  which  we operate.

     IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS AND FUTURE GROWTH OPPORTUNITIES.

     In the past, both SpaceDev and Starsys have relied upon cash from financing activities to fund part of the cash requirements of their respective businesses. We may need additional financing to fund our projected operations or expansion plans. Additional financing may not be available to us on acceptable terms, or at all. Any financing may cause additional dilution to existing shareholders. Any debt financing or other issuance of securities senior to common stock likely will include financial and other covenants that will restrict our operating flexibility and our ability to pay dividends to common shareholders. SpaceDev has not paid dividends on its common stock in the past and does not anticipate paying dividends on its common stock in the foreseeable future.

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

     Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts. Starsys has experienced significant cost overruns on development projects under its fixed-price contracts, resulting in estimated losses on uncompleted contracts of $2.7 million for Starsys' fiscal 2004, and an additional $2.5 million for the twelve months ended December 31, 2005. As of December 31, 2005, based on a formal evaluation process, Starsys reserved approximately $1.5 million for potential risks on these remaining development projects. Fixed-price contracts may provide for sharing of unexpected costs incurred or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance other than costs. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared. Any significant overruns in the future could materially impair our liquidity and operations.

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

     IF WE FAIL TO INTEGRATE OUR OPERATIONS EFFECTIVELY, THE COMBINATION OF SPACEDEV AND STARSYS WILL NOT REALIZE ALL THE POTENTIAL BENEFITS OF THE MERGER AND MAY BE COUNTER PRODUCTIVE.

     The integration of SpaceDev and Starsys is ongoing and may be time consuming and expensive and may disrupt the combined company's operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, the combined company's results of operations could be harmed. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. The combined company may encounter difficulties, costs and delays involved in integrating their operations, including but not limited to the following:

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

-    potential  incompatibilities  of  processes, technologies and systems; and,

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

     IF WE FAIL TO INTEGRATE STARSYS, INC., OUR NEW WHOLLY OWNED SUBSIDIARY, OUR CASH FLOW AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

     We recently acquired Starsys, Inc., as a subsidiary of SpaceDev. Starsys which was insolvent at the time of the merger and we have begun making post-acquisition cash investments into Starsys. As stated previously, SpaceDev and Starsys have experienced losses from operations in prior periods, requiring that we seek additional financing to support our businesses. Our operating plans assume revenue and cash growth from SpaceDev and Starsys. If we are unable to effectively integrate our new subsidiary, or if we are unable to create positive cash flow within SpaceDev or Starsys, our cash flow and operating results could be adversely affected.

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

-    contain  onerous  procurement  procedures;  and

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

     SPACEDEV COMMON SHAREHOLDERS WILL EXPERIENCE DILUTION IF OUR PREFERRED STOCK IS CONVERTED OR OUR OUTSTANDING WARRANTS AND OPTIONS ARE EXERCISED.

     As of May 1, 2006, SpaceDev is obligated to issue 9,776,177 shares of SpaceDev common stock if all of SpaceDev's outstanding warrants are exercised and shares of preferred stock converted. In addition, as of May 1, 2006, SpaceDev has outstanding stock options to purchase an aggregate of 11,012,142 shares of SpaceDev common stock, of which 10,312,142 are currently vested. The total number of shares, issuable upon the exercise or conversion of currently vested warrants, options and preferred stock (20,088,319 shares) represents approximately 70% of SpaceDev's issued and outstanding shares of common stock as of May 1, 2006.

     OUR HISTORIC SPACEDEV BUSINESS' LIMITED OPERATING HISTORY AND LACK OF EXPERIENCE IN OUR NEW OR PROPOSED LINES OF BUSINESS MAKES IT DIFFICULT TO PREDICT OUR FUTURE PROSPECTS.

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

     WE  MAY  NOT  SUCCESSFULLY  OR  TIMELY  DEVELOP  PRODUCTS.

     Many of our products and technologies are currently under various stages of development. Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability. Additionally, the final cost of development cannot be determined until development is complete. Our ongoing and future product development will depend, in part, on the ability to timely complete our projects within estimated cost parameters and ultimately deploy the product in a cost-effective manner. In addition, Starsys has contracted to execute development programs under fixed price contracts. Under these contracts, even if our costs begin to exceed the amount to be paid by the customer under the contract, we are required to complete the contract without receiving any additional payments from the customer. It is difficult to predict accurately the total cost of executing these programs. If the costs to complete these programs significantly exceed the payments from the customers under the contracts, our results of operations will be harmed.

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

     OUR OPERATING RESULTS COULD FLUCTUATE ON A QUARTERLY AND ANNUAL BASIS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

     Our operating results may fluctuate from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this "Risk Factors" section:

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

     WE FACE SIGNIFICANT COMPETITION AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO.

     We face significant competition for our government and commercial contracts. Many of our competitors have greater resources than we do and may be able to devote greater resources than us to research and development and marketing. Given the sophistication inherent in our operations, larger competitors may have a significant advantage and may be able to more efficiently adapt and implement technological advances. In addition, larger and financially stronger corporations have advantages over us in obtaining space and defense contracts due to their superior marketing (lobbying) resources and the perception that they may be a better choice than smaller companies for mission-critical projects because of the higher likelihood that they will be able to continue in business for the necessary future period. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than we possess, could seek to produce products or services that compete with our products or services, including new mechanisms and electromechanical subsystems using new technology which could render our products less viable. Some of our foreign competitors currently benefit from, and others may benefit in the future from, subsidies from or other protective measures implemented by their home countries.

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

     LAUNCH  FAILURES  OR  DELAYS  COULD  HAVE  SERIOUS  ADVERSE  EFFECTS ON OUR
BUSINESS.

     Launch failures or delays of our microsatellites could have serious adverse effects on our business. Microsatellite launches are subject to significant risks, the realization of which can cause disabling damage to or total loss of a microsatellite, as well as damage to our reputation among actual and potential customers. Delays in the launch could also adversely affect our net sales. Delays could be caused by a number of factors, including:

-    designing,  constructing,  integrating,  or  testing  the   microsatellite,
     microsatellite  components,  or  related  ground  systems;

- delays in receiving the license necessary to operate the microsatellite systems;

-    delays  in  obtaining  the  customer's  payload;

-    delays  related  to  the  launch  vehicle;

-    weather;  and,

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

     OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR KEY PERSONNEL. THE JANUARY 2006 IMPLEMENTATION OF FAS 123(R) AND THE RELATED DECEMBER 20, 2005 ACCELERATION OF VESTING ALL OUTSTANDING STOCK OPTIONS REDUCED THE EFFECTIVENESS OF THE STOCK OPTIONS AS A RETENTION DEVICE.

     Our success will be dependent upon the efforts of key members of our management and engineering team, including our chairman and chief technology officer, James W. Benson, our chief executive officer and vice-chairman, Mark N. Sirangelo, our president and chief financial officer, Richard B. Slansky, our vice president of engineering, Frank Macklin, our vice president of programs and new business development, Randall K. Simpson, the managing director of SpaceDev, Scott Tibbitts, the president of Starsys, Inc., Robert Vacek, and certain other SpaceDev personnel. The loss of any of these persons, or other key employees, including personnel with security clearances required for classified work and highly skilled technicians and engineers, could have a material adverse effect on us. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel. The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us. At this time we do not maintain key man life insurance on any of our key personnel.

     One device we have historically used to enhance our ability to retain and incent key personnel is the grant of stock options which are subject to vesting. If the employee leaves us before the vesting period has been completed, the employee must forfeit a portion of the stock options. In December 2005, in order to avoid adverse financial reporting effects in future years under FAS 123(R) a new accounting standard, we eliminated all future vesting requirements on all of our 8,031,036 stock options then outstanding in the hands of employees, officers, and directors.

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

     WE MAY NOT ADDRESS SUCCESSFULLY THE PROBLEMS ENCOUNTERED IN CONNECTION WITH POTENTIAL FUTURE ACQUISITIONS.

     We expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies; the Starsys acquisition was our first major acquisition.

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

- dilution of common stock and shareholder value as well as adverse changes in stock price.

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

     WE ARE SUBJECT TO SUBSTANTIAL REGULATION, SOME OF WHICH PROHIBITS US TO SELL INTERNATIONALLY. ANY FAILURE TO COMPLY WITH EXISTING REGULATIONS, OR INCREASED LEVELS OF REGULATION, COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

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

-    the  Starsys  merger;  and

- volume fluctuations generally, including resales by former Starsys stockholders or by Laurus.

     CHANGES IN STOCK OPTION ACCOUNTING RULES MAY ADVERSELY AFFECT OUR REPORTED OPERATING RESULTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OUR STOCK PRICE AND OUR EFFORTS IN RECRUITING ADDITIONAL EMPLOYEES.

     Technology companies, in general, and our company in particular, depend upon and use broad based employee stock option programs to hire, incent and retain employees in a competitive marketplace. Through fiscal 2005, we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are now recording these expenses beginning with the first quarter of 2006. The change in accounting rules will lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

     THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT CONTROL OVER IMPORTANT POLICY DECISIONS AND COULD DELAY OR PREVENT CHANGES IN CONTROL.

     As of May 1, 2006, our executive officers and directors together beneficially owned approximately 50.27% of the issued and outstanding shares of our common stock. As a result, these persons could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving us. In addition, through control of the board of directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

     We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and any stock exchange on which our stock may be listed in the future. These laws, rules and regulations, which are already known to be burdensome and costly, continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and independent registered public accounting firm reports on internal controls as part of our annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure and processes to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

     THE TERMS OF SPACEDEV'S OUTSTANDING SHARES OF PREFERRED STOCK, AND ANY SHARES OF PREFERRED STOCK ISSUED IN THE FUTURE, MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

     SpaceDev is authorized to issue up to 10,000,000 shares of preferred stock in one or more series. SpaceDev currently has outstanding 248,460 shares of its Series C Convertible Preferred Stock and 5,150 shares of its Series D-1
Preferred Stock. Our board of directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. SpaceDev's Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

     Mark N. Sirangelo, our chief executive officer, and Richard B. Slansky, our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective.

                          PART II -- OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     None.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     Previously  disclosed.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On January 30, 2006, at a special meeting of our shareholders, our shareholders approved each of the following proposals, as described in the joint proxy statement/prospectus included as a part of the Amendment No. 1 to our Registration Statement on Form S-4 (File No. 333-130244) filed with the SEC on December 28, 2005:

     Proposal No. 1 - To adopt and approve the Agreement and Plan of Merger and Reorganization dated as of October 24, 2005, as amended, with Starsys Research Corporation, Monoceros Acquisition Corp., our wholly-owned subsidiary, and certain other parties, and to approve the merger contemplated thereby and the issuance and reservation for issuance of shares of our common stock to Starsys shareholders pursuant to the merger agreement. Of the 24,410,196 shares of our outstanding common stock, 15,720,249 shares (or 64.4%) voted in person or by proxy on this proposal, with over 99.4% of those shares voted in favor of the proposal. The following table provides a breakdown of the actual vote tally.
-------------------------------------------------------------------------------
ISSUE                              FOR            AGAINST     ABSTAIN
Adopt Plan of Merger     Total     15,631,682     69,630      18,937
-------------------------------------------------------------------------------


     Proposal  No. 2 -  To approve amendments to our 2004 Equity Incentive Plan:
(1) to increase the number of authorized shares under the plan by 3,000,000 shares of our common stock; (2) to add per person annual share award limits; and
(3) to clarify the limitation on the number of shares which may be issued as incentive stock options. Of the 24,410,196 shares of our outstanding common stock, 15,720,249 shares (or 64.4%) voted in person or by proxy on this proposal, with over 94.9% of those shares voted in favor of the proposal. The following table provides a breakdown of the actual vote tally.
-------------------------------------------------------------------------------
ISSUE                                  FOR            AGAINST      ABSTAIN
Amendment to 2004 Equity
Incentive Plan               Total     14,914,286     776,376      29,587
-------------------------------------------------------------------------------


     Proposal No. 3 - To approve an amendment to our articles of incorporation to increase the number of authorized shares of common stock by 50,000,000 shares, to a total of 100,000,000 shares. Of the 24,410,196 shares of our outstanding common stock, 15,720,252 shares (or 64.4%) voted in person or by proxy on this proposal, with over 97.4% of those shares voted in favor of the proposal. The following table provides a breakdown of the actual vote tally.
-------------------------------------------------------------------------------
ISSUE                                        FOR          AGAINST     ABSTAIN
Amendment to Articles of
Incorporation 100,000,000 shares   Total     15,317,174   353,348     49,727
-------------------------------------------------------------------------------


     Proposal No. 4 - To give to our board of directors discretionary authority to sell more than 20% of our common stock (or securities convertible into or exercisable for common stock) in one or more private financings. Of the 24,410,196 shares of our outstanding common stock, 15,720,252 shares (or 64.4%) voted in person or by proxy on this proposal, with over 97.2% of those shares voted in favor of the proposal. The following table provides a breakdown of the actual vote tally.
-------------------------------------------------------------------------------
ISSUE                                      FOR            AGAINST     ABSTAIN
Board authority to sell 20% in
private financing                Total     15,285,260     384,897     50,095
-------------------------------------------------------------------------------


ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS

(a)     Exhibits



Exhibit  Description                             Filed      Incorporated   Form          Date Filed        Exhibit
No. . .                                          Herewith       by                       with SEC          No.
                                                            Reference
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
2.3 . .  Amendment No. 2 to the Agreement                        X           8-K          Feb. 6, 2006       2.3
         and Plan of Merger and
         Reorganization dated January 31,
         2006 (Starsys)
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
2.4 . .  Escrow Agreement dated January 31,                      X           8-K          Feb. 6, 2006        2.4
         2006 (Starsys)
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
3.4      Articles of Amendment to Articles of                    X           10-KSB       Mar. 28, 2006
         Incorporation dated February 1,
         2006
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
3.7 . .  Certificate of Designations of Series                   X           8-K          Jan. 17, 2006       3.1
         D-1 Preferred Stock
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
3.8 . .  Certificate of Designations of Series                   X           8-K          Jan. 17, 2006       3.2
         D-2 Preferred Stock
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------


                                     PAGE 40

-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.1. .  Securities Purchase Agreement dated                     X           8-K          Jan. 17, 2006      99.1
         January 11, 2006 (Laurus)
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.2. .  Registration Rights Agreement dated                     X           8-K          Jan. 17, 2006      99.2
         January 17, 2006 (Laurus)
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.3. .  Form of Preferred Stock Warrant                         X           8-K          Jan. 17, 2006      99.3
                                       (Laurus)
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.4. .  Form of Common Stock Warrant                            X           8-K          Jan. 17, 2006      99.4
                                       (Laurus)
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.5. .  Executive Employment Agreement                          X           8-K          Feb. 6, 2006       99.1
         with Scott Tibbitts dated January 31,
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.6. .  Executive Employment Agreement                          X           8-K          Feb. 6, 2006       99.2
         with Robert Vacek dated January 31,
         2006
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.7. .  Non-Competition Agreement with                          X           8-K          Feb. 6, 2006       99.3
         Scott Tibbitts dated January 31, 2006
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.8. .  Form of Standstill and Lock-up                          X           8-K          Feb. 6, 2006       99.4
         Agreement
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
10.9. .  Amendment No. 2 to the SpaceDev                         X           8-K          Feb. 6, 2006       99.5
         2004 Equity Incentive Plan
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
21.1. .  List of Subsidiaries                                    X           10-KSB       Mar. 28, 2006      21.1
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
31.1. .  Rule 13a-14(a) certification of Chief       X
         Executive Officer
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
31.2. .  Rule 13a-14(a) certification of Chief       X
         Financial Officer
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
32.1. .  Section 1350/Rule 13a-14(b)                 X
         certifications
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------
-------  --------------------------------------   --------  ------------   -----------   ---------------   --------

                                     PAGE 41



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPACEDEV,  INC.


Dated:  May  15,  2006                     /s/Mark  N.  Sirangelo
                                           ----------------------
                                           Mark  N.  Sirangelo
                                           Chief  Executive  Officer




Dated:  May  15,  2006                     /s/  Richard  B.  Slansky
                                           -------------------------
                                           Richard  B.  Slansky
                                           President and Chief Financial Officer



                                     PAGE 41