Form 10QSB
period 2006-06-30
SPACEDEV INC
filed 2006-08-14
CIK 1031833

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________________ to ______________________________ Commission File Number 000-28947 .

SpaceDev, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1374613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
13855 Stowe Drive, Poway, California 92064 (Address of principal executive offices)
(858) 375-2030 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,890,070 shares of Issuer's voting common stock were outstanding on July 20, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Form 10 QSB

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
At June 30,	2006	2005
Assets
Current Assets
Cash	$1,253,371	$5,443,052
Accounts receivable	6,244,819	845,181
Inventory (Note 2(b))	2,762,675	54,729
Other current assets	414,189	-
Total Current Assets	10,675,054	6,342,962
Fixed Assets - Net	3,864,761	586,562
Goodwill (Note 5)	12,246,362	-
Other Assets	783,018	170,249
	$27,569,195	$7,099,773
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
At June 30,	2006	2005
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,091,509	$494,989
Accrued payroll, vacation and related taxes	1,665,794	224,281
Billings in excess of costs incurred and estimated earnings (Note 2(a))	1,581,574	-
Other accrued liabilities (Note 2(a))	2,098,094	300,998
Total Current Liabilities	8,436,971	1,020,268
Capitalized Lease Obligations, Less Current Maturities	171,570	-
Deferred Gain - Assets Held For Sale (Note 3(a))	772,041	889,313
Other Long Term Liabilities	15,266	-
Total Liabilities	9,395,848	1,909,581
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $.001 par value, 10,000,000
shares authorized, and 253,535 and 250,000 shares
issued or outstanding, respectively
Series C Convertible preferred stock (Note 4(a))	249	250
Series D-1 Convertible preferred stock (Note 4 (b))	5	-
Common stock, $.0001 par value; 100,000,000 and 50,000,000 shares authorized, and 28,877,702 and 22,186,446 shares issued
and outstanding, respectively (Note 4)	2,887	2,218
Additional paid-in capital	32,998,424	19,466,281
Additional paid-in capital - stock options	-	750,000
Deferred compensation	-	(250,000)
Accumulated deficit	(14,828,218)	(14,778,557)
Total Stockholders’ Equity	18,173,347	5,190,192
Total Liabilities and Stockholders’ Equity	$27,569,195	$7,099,773
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ending		Six Months Ending
At June 30,	2006	2005	2006	2005
Net Sales	$8,631,165	$1,901,659	$15,805,943	$3,708,548
Total Cost of Sales*	6,329,932	1,465,593	11,595,039	2,862,428
Gross Margin	2,301,233	436,066	4,210,904	846,120
Operating Expenses
Marketing and sales	691,136	159,673	1,334,695	304,689
Research and development	123,062	639	204,839	9,112
General and administrative	1,476,941	201,073	2,707,674	392,071
Total Operating Expenses*	2,291,139	361,385	4,247,208	705,872
Income/(Loss) from Operations	10,094	74,681	(36,304)	140,248
Non-Operating Income/(Expense)
Interest income	7,137	36,823	40,752	44,783
Interest expense	(5,346)	(609)	(10,629)	(1,830
Gain on building sale (Note 3(a))	29,319	29,318	58,637	58,636
Non-Cash loan fee - equity conversions (Note 3(c))	-	(28,875)	-	(28,875
Total Non-Operating Income	31,110	36,657	88,760	72,714
Income Before Taxes	41,204	111,338	52,456	212,962
Income tax provision	5,000	400	9,235	800
Net Income	$36,204	$110,938	$43,221	$212,162
Net Income Per Share:
Net income	$0.00	$0.01	$0.00	$0.01
Weighted-Average Shares Outstanding	28,818,403	21,792,987	28,047,709	21,541,549
Fully Diluted Net Income Per Share:
Net income	$0.00	$0.00	$0.00	$0.01
Fully Diluted Weighted-Average Shares Outstanding	49,604,151	30,593,912	47,598,736	30,515,291

* The following table shows how the Company's stock option expense would be allocated to all expenses.
Cost of Sales	$-	$-	$-	$-
Marketing and sales	-	-	-	-
Research and development	-	-	-	-
General and administrative	24,992	-	115,693	-
	$24,992	$-	$115,693	$-
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Six-Months Ending June 30,	2006	2005
Cash Flows From Operating Activities
Net income	$43,221	$212,162
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	372,500	64,137
Gain on disposal of building sale	(58,637)	(58,636)
Stock Option Expense	117,868	-
Non-cash interest expense - Warrants	-	28,875
Change in operating assets and liabilities	(2,770,637)	(75,437)
Net Cash (Used In)/Provided By Operating Activities	(2,295,685)	171,101
Cash Flows From Investing Activities
Other assets, capitalized acquisition costs	(1,066,564)	-
Purchases of fixed assets	(1,075,688)	(371,318)
Net Cash Used in Investing Activities	(2,142,252)	(371,318)
Cash Flows From Financing Activities
Principal payments on notes payable	(4,675,832)	(18,106)
Principal payments on capitalized lease obligations	(10,537)	(1,808)
Dividend payments on Series C and Series D-1 Preferred	(197,684)	-
Employee stock purchase plan	89,510	24,734
Proceeds from issuance of preferred stock	4,602,956	-
Proceeds from issuance of common stock	132,857	569,848
Net Cash (Used In)/Provided by Financing Activities	(58,730)	574,668
Net (Decrease)/Increase in Cash	(4,496,667)	374,451
Cash at Beginning of Period	5,750,038	5,068,601
Cash at End of Period	$1,253,371	$5,443,052
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Cont'd.
(Unaudited)
Six-Months Ending June 30,	2006	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$10,629	$1,830
Taxes	21,000	1,600

Noncash Investing and Financing Activities:

During the six-months ending June 30, 2006 the Company entered into capital leases in the amount of approximately $184,000.

During the six-months ending June 30, 2006 and 2005 the Company converted $34,516 and $11,303 of employee stock purchase plan contributions into 24,885 and 7,915 shares of common stock, respectively.

During the six-months ending June 30, 2006 and 2005 the Company declared dividends payable of $84,398 and $84,922, repectively to the holders of its Series C preferred stock.

During the six-months ending June 30, 2005 the Company paid dividends valued at $117,268 in the form of 76,148 shares of common stock to the holders of its Series C preferred stock.

During the six-months ending June 30, 2006 the Company declared dividends payable of $211,551 to the holders of its Series D-1 preferred stock and paid $98,774 of these dividends.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements of SpaceDev, Inc., a Colorado corporation ("the Company") include the accounts of the Company and its subsidiary, Starsys, Inc., a Colorado corporation, and its inactive subsidiary SpaceDev Oklahoma, an Oklahoma corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2006 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have been modified, as a result of the Company's acquisition of Starsys Research Corporation, to include a "percentage-of-completion" method of revenue recognition and inventory policies. The consolidated results of operations for the six-months ended June 30, 2006 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2006 or any future period, and the Company makes no representations related thereto.

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

2. Accounting Policies

(a) Revenue Recognition

The Company's revenues for the six months ended June 30, 2006 were derived from United States government cost plus fixed fee (CPFF) contracts, fixed price contracts and some commercial sales of component and subsystem products that the Company acquired in its acquisition of Starsys, which is compared to primarily CPFF contracts for the same six month period in 2005. Revenues from the CPFF contracts during the first six months ended June 30, 2006 and 2005 were recognized as expenses were incurred. Estimated contract profits are taken into earnings in proportion to revenues recorded. Time and material revenues are recognized as services are performed and costs incurred. Certain fixed price contracts were prepared according to the "percentage-of-completion" method of accounting for long-term contracts. The amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method). Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project. Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities. The current accrual for potential losses on existing projects represents approximately $1.0 million. As projects are completed, the accrual is adjusted as projects move toward completion and more accurate estimates are established. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract. All other selling, general and administrative costs are expensed as incurred.

(b) Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a FIFO (First-In, First-Out) basis, unless required by customer contract to be distributed by specific identification for lot control purposes. Inventory includes raw material inventory, finished goods inventory and work-in-process inventory (which includes "costs and estimated earnings in excess of billings on uncompleted contracts" and represents revenues recognized in excess of amounts billed, which represents approximately $2.3 million at June 31, 2006). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis. Time and material revenues are recognized as services are performed and costs incurred.

3. Long Term Liabilities

a) Building and Deferred Gain.

In December 2002, the Company entered an agreement to sell its interest in its Poway, California headquarters facility. The transaction closed in January 2003. The transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's then Chief Executive Officer provided a guarantee for the leaseback. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten (10) years ending in January 2013. As of June 30, 2006, the deferred gain was $772,041. This amortization is included in the Company's non-operating expenses/(income) and totaled $58,637 and $58,636 for the six months ended June 30, 2006 and 2005, respectively.

b) Revolving Credit Facility.

On June 3, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with the Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the agreements, the Company received a $1 million revolving credit facility in the form of a three-year Convertible Note secured by its assets subject to the amount of eligible accounts receivables. On August 25, 2004, after the initial $1 million was converted, the revolving credit facility was increased to $1.5 million with an additional $1.5 million in the form of two Secured Convertible Notes. The net proceeds from the Convertible Notes were used for general working capital purposes. Advances on the Convertible Notes were repaid at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Notes carried an interest rate of Wall Street Journal Prime plus 0.75% on any outstanding balance. In addition, the Company was required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Availability of funds under the revolving credit facility was based on the Company's accounts receivable. Laurus exercised its conversion rights from time-to-time on outstanding balances. Laurus converted a total of 3,406,417 shares to satisfy an aggregate of $2.5 million of revolving debt since the inception of the revolving credit facility. There was no outstanding balance on the revolving credit facility at June 30, 2005 and there were no conversions during the first six months of 2006 and 2005. The Company's revolving credit facility with Laurus expired on June 3, 2006.

In conjunction with this transaction, Laurus was paid a fee of $20,000 for the first year, which was expensed as additional interest expense in 2003. The Company was required to pay a continuation fee of $10,000 each year thereafter. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock for the initial $1 million revolving credit facility, as stated herein. The warrant exercise price was computed as follows: $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. In addition to the initial warrant, the Company issued two additional warrants: 1) to purchase 50,000 shares at an exercise price of $1.0625 per share in relation to the August 25, 2004 $500,000 revolving credit facility expansion, which warrant was exercised by Laurus on April 19, 2005; and, 2) to purchase 50,000 shares at an exercise price of $1.925 per share in relation to the August 25, 2004 $1 million in added convertible debt, which warrant's expiration date is August 25, 2009.

4. Stockholder's Equity - Preferred Stock, Common Stock and Warrants

Preferred Stock

a) Series C Preferred Stock.

On August 25, 2004, the Company entered into a Securities Purchase Agreement with Laurus, whereby the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Shares"), to Laurus for an aggregate purchase price of $2,500,000 or $10.00 per share (the "Stated Value"). The Series C Preferred Shares are convertible into shares of the Company's common stock at a rate of $1.54 per share, and accrue quarterly, cumulative dividends at a rate of 6.85%. The first payment was due on January 1, 2005. As of June 30, 2006 and 2005, approximately $42,000 and $29,000 has been accrued for dividends and are payable in cash or shares of our common stock at the holder's option with the exception that dividends must be paid in shares of our common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. On January 11, 2005, $60,967 of accrued dividends were paid in the form of 39,589 shares of the Company's common stock. Also, on May 5, 2005, $56,301 of accrued dividends were paid in the form of 36,559 shares of the Company's common stock, on September 28, 2005, $57,708 of accrued dividends were paid in the form of 37,473 shares of the Company's common stock and on April 1, 2006, $98,911 of accrued dividends were paid in cash. The Series C Preferred Shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed $1.48 per share or (b) the Stated Value if the average closing price of our common stock for the 22 days immediately preceding the date of conversion exceeds the Stated Value. The Series C Preferred Shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The Series C Preferred Shares have no voting rights, except as required by law.

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.

b) Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Omicron Capital, Tailwind Capital, Bristol Capital Management, Nite Capital and Laurus. On January 13, 2006, the Company issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5,150,000, or $1,000 per share. As of June 30, 2006, 5,075 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock remain outstanding since 75 were converted in May 2006 into 50,676 shares of the Company's common stock. The Company also issued various warrants to these investors as described below. The Company paid cash fees and expenses of $119,209 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction. The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter with the first payment due on April 1, 2006. As of June 30, 2006, the Company had paid approximately $99,000 of accrued Series D-1 dividends in cash.

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

The Company also issued certain other warrants to the Series D-1 investors at the closing (the "preferred stock warrants"). These warrants entitle the holder to purchase an aggregate number of 2,000 "units", which are identical to the "units" described above, at an exercise price of $1,000 per unit. The preferred stock warrants are exercisable from the effective date (February 15, 2006) until the one-year anniversary of that date. If any units subject to the preferred stock warrants remain unsold after (1) their expiration date and (2) the exercise of the Company's put option, if applicable, and any holder of a preferred stock warrant issued in the financing has exercised the warrant in full, then the preferred stock warrant would supplementally grant that holder the right to purchase 440,829 shares of common stock, times the number of "units" which the holder's preferred stock warrant initially overlaid, with a strike price of $1.51 per share, and the warrant, as so supplemented, would have a five year term from January 12, 2006 to January 11, 2011.

Other Provisions.

The purchase agreement contains a number of covenants by the Company, which include:

•	A grant of preemptive rights to the investors to participate in future financings until January 12, 2007;

•
An agreement not to issue any shares of the Company's common stock or securities or other rights to acquire shares of common stock until August 15, 2006, except under specified conditions intended to ensure the terms are no less favorable to the Company than the terms of this financing; and,

•
An agreement not to effect any transaction involving the issuance of securities convertible, exercisable or exchangeable for the Company's common stock at a price per share or rate which may change over time, which the Company refers to as a variable-rate transaction, so long as any shares of Series D-1 Preferred Stock are outstanding.

In connection with this financing, Laurus consented to and waived certain contractual rights. The Company paid Laurus Capital Management, L.L.C., and the manager of Laurus, $87,000 in connection with Laurus' delivery of the consent and waiver, and paid $1,000 to Laurus' counsel for their related fees.

Common Stock and Warrants

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under APB 25. The Company computed, for pro forma disclosure purposes, the value of all options granted during the six months ended June 30, 2005 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for its options in accordance with SFAS 123(R) in 2005, the total value of options granted during the six month period ended June 30, 2005 would have been amortized over the vesting period of the options. Thus, the Company's consolidated net income (loss) would have been as follows:

Net Income (Loss)	2005
As reported	$212,162
Add: Stock based employee compensation expense included in reported net income	$-
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards	$395,347
Pro forma	$(183,185)
Net Income (Loss) Per Share:
As reported	$0.01
Pro forma	$(0.01)

For the six months ended June 30, 2006, the Company expensed approximately $116,000 of stock option expenses due to SFAS 123(R) in its financial statements.

5. Goodwill

On January 31, 2006, the Company acquired Starsys Research Corporation and in accordance with U.S. generally accepted accounting principles, the merger was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price was allocated to Starsys' net tangible assets and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values was recorded as goodwill. Goodwill is not amortized but is tested for impairment at least annually. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, the combined company may be required to record material charges relating to the impairment. The goodwill balance as of June 30, 2006 was approximately $12.2 million.

The following is a schedule of the goodwill incurred in the Starsys acquisition.

Starsys Total Assets	$(7,851,494)
Starsys Total Liabilities	13,054,140
Cash to Starsys Stockholders	410,791
Equity to Starsys Stockholders	5,576,846
Fees Associated with Acquisition	1,056,079
$12,246,362

6. New Accounting Pronouncements

There were no recent Accounting Pronouncements that affected the Company during the second quarter of 2006. For past pronouncements, please refer the Company's Form 10-KSB filed on March 28, 2006.

7. Change in Accounting Principle and Accounting for Share-Based Compensation

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (123(R)) on January 1, 2006. Upon the adoption of SFAS 123(R), compensation costs associated with share-based compensation and stock option awards will be recorded to expense over the requisite period(s) associated with the stock or options. Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation and stock option awards issued to employees, directors and officers under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no share-based employee compensation expense was recognized for stock option grants, as all options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Similarly, no compensation expense had been recognized under the Company's 1999 Employee Stock Purchase Plan (ESPP).

As noted above, on January 1, 2006, the Company adopted SFAS 123(R), which requires companies to measure an equity instrument based on the grant-date fair value of the award and expense the value. The Company uses the Black-Scholes pricing model to determine the fair value of its options on the measurement date. The cost is recognized over the requisite period (usually the vesting period). During the first six months of 2006, the Company had stock option expense of approximately $116,000 related to an executive stock option award coincident with the Starsys merger. Without the adoptions of SFAS 123(R), the Company's operating income, net income and net income per share would have been increased to the pro forma non-GAAP amounts indicated below:

	Three Months Ending		Six Months Ending
At June 30,	2006	2005	2006	2005
GAAP Operating Income	$10,094	$74,681	$(36,304)	$140,248
SFAS 123(R) stock -based compensation	24,992	-	115,693	-
Non-GAAP Operating Income	35,086	74,681	79,389	140,248
Non-Operating Income/(Expense)
Interest income	7,137	36,823	40,752	44,783
]Interest expense	(5,346)	(609)	(10,629)	(1,830
Gain on building sale	29,319	29,318	58,637	58,636
Non-Cash loan fee - equity conversions (Note 3(c))	-	(28,875)	-	(28,875
Total Non-Operating Income	31,110	36,657	88,760	72,714
Non-GAAP Net Income Before Taxes	$66,196	$111,338	$168,149	$212,962
Income tax provision	5,000	400	9,235	800
Non-GAAP Net Income	$61,196	$110,938	$158,914	$212,162
Net Income Per Share:
Non-GAAP Net Income Per Share	$0.00	$0.01	$0.01	$0.01
Weighted-Average Shares Outstanding	28,818,403	21,792,987	28,047,709	21,541,549
Fully Diluted Net Income Per Share:
Non-GAAP Fully Diluted Income Per Share	$0.00	$0.00	$0.00	$0.01
Fully Diluted Weighted-Average Shares Outstanding	49,604,151	30,593,912	47,598,736	30,515,291

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

8. Unaudited Pro Forma Combined Consolidated Statements of Operations

The following unaudited pro forma combined statements of operations give effect to the merger of SpaceDev and Starsys using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, "Business Combinations." The Company acquired Starsys Research Corporation on January 31, 2006 and is the "accounting acquirer" for accounting purposes. Under this method of accounting, the combined company will allocate the purchase price to the fair value of assets of Starsys deemed to be acquired, including identifiable intangible assets and goodwill. The purchase price allocation is subject to revision when the combined company obtains additional information regarding asset valuation. The unaudited pro forma combined statements of operations are based on respective historical consolidated financial statements and the accompanying notes of the Company, and those of Starsys included herein.

The unaudited pro forma combined statements of operations for the six months ended June 30, 2006 assume the merger took place on January 1, 2006 and combines SpaceDev's historical statement of operations for the year ended December 31, 2005 with Starsys' historical statement of operations for the year ended December 31, 2005 as if the merger took place on January 1, 2005. The unaudited pro forma combined statements of operations should be read in conjunction with the related notes included in this Form 10-QSB and the consolidated audited financial statements of SpaceDev, Inc. The unaudited pro forma combined statements of operations are not necessarily indicative of what the actual results of operations and financial position would have been had the merger taken place on January 1 of each period presented and do not indicate future results of operations.

Pro Forma Combined Consolidated Statement of Operations
(Unaudited)

For the Six Months Ended
June 30, 2006
	Poway	Boulder	Pro Forma Adjustments	Consolidated Pro Forma
Net Sales	$6,369,577	$11,236,928	$(216,223)	$17,390,282
Cost of Sales *	4,562,882	8,388,495	$(80,758)	$12,870,619
Gross Margin	1,806,695	2,848,433	$(135,465)	$4,519,663
Operating Expenses
Marketing and sales expense	937,438	600,731	$(135,465)	1,402,705
Research and development	158,932	40,624	-	199,556
General and administrative	687,753	2,330,398	-	3,018,152
Total Operating Expenses *	1,784,123	2,971,753	(135,465)	4,620,412
Income/(Loss) from Operations	22,572	(123,320)	-	(100,749)
Non-Operating Income/(Expense)
Interest income	40,626	28,432	-	69,058
Interest expense	(360)	(32,752)	-	(33,112)
Gain on Building Sale	58,637	-	-	58,637
Total Non-Operating Income/(Expense)	98,903	(4,320)	-	94,583
Income (Loss) Before Income Taxes	121,475	(127,640)	-	(6,166)
Income tax provision	9,200	35	-	9,235
Net Income (Loss)	$112,275	$(127,675)	$-	(15,401)

* The following table shows how the Company's amortization expense of stock options would be allocated to all expenses.
Cost of Sales	$-	$-	$-	-
Marketing and sales	-	-	-	-
Research and development	-	-	-	-
General and administrative	-	115,693	-	115,693
	$-	$115,693	$-	115,693

Pro Forma Combined Consolidated Statement of Operations
(Unaudited)

	For the year ended December 31, 2005
	SpaceDev	Starsys	Pro Forma Adjustments	Pro Forma
Net Sales	$9,005,011	$17,762,730	$-	$26,767,741
Cost of sales	6,905,902	14,721,176	-	$21,627,078
Gross Margin	2,099,109	3,041,554	-	$5,140,663
Operating Expenses
Marketing and sales expense	673,636		-	673,636
General and administrative	1,113,973	6,000,676	-	7,114,649
Total Operating Expenses	1,787,609	6,000,676	-	7,788,285
Income/(Loss) from Operations	311,500	(2,959,122)	-	(2,647,622)
Non-Operating Income/(Expense)
Interest income	105,840	-	-	105,840
Rental income	-	88,146		88,146
Interest expense	(2,873)	(506,525)	-	(509,398)
Gain on building sale	117,272	-	-	117,272
Loan fee - equity compensation	(28,875)	-	-	(28,875)
Total Non-Operating Income/(Expense)	191,364	(418,379)	-	(227,015)
Income/(Loss) Before Income Taxes	502,864	(3,377,501)	-	(2,874,637)
Income tax provision	1,600	-	-	1,600
Net Income/(Loss)	$501,264	$(3,377,501)	$-	(2,876,237)
Net Income/(Loss) Per Share:
Net Income/(Loss)	$0.02	$(6.49)		$(0.08)
Shares Outstanding	29,030,858	520,447	5,357,143	34,388,001

9. Subsequent Events

On August 10, 2006 the Board of Directors agreed to grant to certain Starsys employees an aggregate of 161,000 stock options with a strike price of $1.33 per share, the closing price of the Company's common stock on the date of grant. The options will vest over the next three years and expire on August 10, 2010. SpaceDev granted these options in conjunction with the merger agreement with Starsys. These options were issued as part of SpaceDev's equity incentive plan to executives, managers, employees and consultants of Starsys.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our fiscal year 2005 Form 10-KSB and quarterly Form 10-QSB filings.

In addition to historical information, the following discussion and other parts of this document may contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified in the "Risk Factors" subsection below.

Overview

We are engaged in the conception, design, development, manufacture, integration and operations of space technology systems, products and services. Our historic SpaceDev operations are currently focused on the commercial and military development of low-cost microsatellites, nanosatellites and related subsystems, hybrid rocket propulsion for space, launch and human flight vehicles as well as associated engineering and technical services primarily to government agencies, and specifically the Department of Defense. Our products and solutions are sold, mainly on a project basis, directly to these customers and include sophisticated micro- and nanosatellites, hybrid rocket-based launch vehicles, Maneuvering and orbital Transfer Vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. Although we believe there will be a commercial market for our microsatellite and nanosatellite products and services in the long-term, the early adopters of this technology appears to be the military and our "products" are considered to be the outcome of specific projects. We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets and small high-performance space vehicles and subsystems for commercial customers.

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

Starsys' engineering and manufacturing capabilities position the company to provide both mechanical and electromechanical subsystems for spacecraft. Starsys' strategy is to identify opportunities to develop products from custom mechanical and electromechanical subsystems. To extend the product life cycle, Starsys has developed and expanded a "product platforms" business model. Product platforms are subsystems for which non-recurring and development engineering have been completed and for which there is continued customer demand. Starsys' product offerings also currently include High Output Paraffin ("HOP") actuators, hinges, battery bypass switches, thermal louvers, bi-axial gimbals and solar array drives, among others. The product life cycle for this type of product within the space industry is approximately 15 years.

The acquisition of Starsys fundamentally changed our profile. Starsys is a mature operating company with 2005 revenues of approximately $18 million and 2005 losses of approximately $3.4 million. We believe there are numerous potential synergies between the historic SpaceDev business and Starsys' business, including but not limited to providing SpaceDev with a production capability as its technologies migrate from advanced systems to products, access to quality facilities and a strong market of aerospace engineers, a diversification of customers and revenues, and the ability to bid on larger and more vertically integrated programs and projects.

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

During the first six months of 2006, 45% of our net sales were generated from direct government contracts, 49% were generated from government-related work through subcontracts with others, and 6% were generated from commercial contracts. For the same six month period in 2005, approximately 93% of our net sales were generated by government or government-related work. We will continue to seek both government and commercial business and anticipate that net sales from government sources will continue to represent in excess of 80% of our net sales for the next several years. Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring increased international revenue and contract opportunities, we are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States on some of our products.

At this time, over 85% of our forecasted sales for 2006 are under contract or near contract award. We may not be able to win enough new business to achieve our targeted growth projection or to maintain a positive cash flow position. During the first six months of 2006 we submitted approximately twenty-five bids for government or commercial programs ranging from $25,000 to $350 million and continued our work with the United States Congress to identify directed funding for our programs.

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

Selection of Significant Contracts
On July 18, 2005, we were awarded a subcontract to provide scientific, engineering, development and programmatic support to the development and demonstration of innovative SSA (space situational awareness) nanosatellite (<15kg) spacecraft. SSA is the ability to search, identify and monitor spacecrafts for the purpose of obtaining space superiority. The subcontract covers the conceptual/preliminary phase of development and includes all aspects of potential systems from the platforms and associated payloads to the links and nodes and ground support. The cost plus fixed fee subcontract resulted in revenues of approximately $120,000. We completed this subcontract in December 2005. In January 2006, we submitted a proposal for the next phase subcontract and, in March 2006, we were awarded the subcontract in the amount of approximately $1.2 million and began work on this phase. Revenues through June 30, 2006 totaled approximately $720,000.

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

On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment in support of the Advanced Systems Deputate of the Missile Defense Agency, which contract was originally awarded on March 31, 2004. The microsatellite distributed sensing experiment is now intended to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites to support national missile defense. This overall contract is proceeding under a phased approach. The first phase, executed under Task Order I for approximately $1.1 million was completed on September 30, 2004 and resulted in a general mission and microsatellite design. The second phase, executed under Task Order II for approximately $8.3 million was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed on March 31, 2006. Task Order II resulted in a detailed mission and microsatellite design, as exemplified by a successful Critical Design Review in March 2006. Task Order III, the first of several task orders expected during the third phase, was awarded to us on April 1, 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and ran through June 30, 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4 million through November 30, 2006. We expect continued modifications to the current phase with additional task orders throughout 2006 and 2007.

In addition to the three networked microsats under our second Task Order, the $43 million contract also originally envisioned an option for a second cluster of three microsats using laser communication technology.  We were informed in 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for the additional microsats at that time; however, the contract vehicle remained at $43 million and left open the opportunity for some other purchase to take its place.  The IDIQ (indefinite delivery, indefinite quantity) nature of the contract allows for replenishment of funds by MDA within the same contract vehicle, as work is performed and we recognize revenue. We estimated that the second cluster would have represented approximately $10 million of the $43.3 million contract, and we reduced our current backorder accordingly.  We believe the remaining unbilled contract backlog amount of approximately $20.0 million to be secure.  We have recognized approximately $13.4 million in revenue under this contract through June 30, 2006.

Results of Operations

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations. Due to our January 2006 acquisition of Starsys, all 2006 -vs.- 2005 comparisons are of limited meaningfulness and usefulness.

Six-Months Ending June 30, 2006 -vs.- Six-Months Ending June 30, 2005

During the six-months ending June 30, 2006, we net sales of approximately $15.8 million as compared to net sales of approximately $3.7 million for the same six month period in 2005. Sales increased primarily due to our acquisition of Starsys on January 31, 2006, which generated revenues of approximately $9.6 million which include approximately $200,000 of inter-company sales. Sales also increased due to revenues of approximately $6.4 million from our existing government contracts, including our contract with the Missile Defense Agency which generated revenues of approximately $4.9 million. For the six-months ended June 30, 2006, revenue from government and government related work was approximately $14.1 million and revenue from commercial customers was approximately $1.7 million. Our government customers include but are not limited to the Missile Defense Agency, the Air Force Research Laboratory, NASA, and the U.S. Army. Our government related work customers include but are not limited to General Dynamics, Northrop Grumman and Raytheon. Commercial customers include Lockheed Martin and Sumitomo. Revenue for the six-months ended June 30, 2005 primarily represented approximately $2.7 million of work on the second Task Order for the Missile Defense Agency contract. Small Business Innovation Research contracts with the Air Force Research Laboratory represented sales of approximately $1.0 million in the six-months ended June 30, 2005.

For the six-months ended June 30, 2006, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $11.6 million or 73.4% of net sales, as compared to approximately $2.9 million, or 77.2% of net sales, during the same period in 2005. The increase in cost of sales and the improved gross margin percentage were both due to the higher margin contracts and products sold by Starsys. We continue to focus efforts on managing our growth including but not limited to recruiting new talented engineers, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

We experienced an increase of approximately $3.5 million in operating expenses from approximately $706,000, or 19.0% of net sales, for the six-months ending June 30, 2005 to approximately $4.2 million, or 26.9% of net sales, for the six-months ending June 30, 2006. Operating expenses include general and administrative expenses, research and development expenses, marketing and sales expenses, and stock option expenses under SFAS 123(R).

•
General and administrative expenses increased approximately $2.3 million from approximately $392,000, or 10.6% of net sales, for the six-months ending June 30, 2005 to approximately $2.7 million, or 17.1% of net sales, for the same six-month period in 2006. This increase is attributed mainly to the assumption of general and administrative costs from Starsys and the addition of our new Chief Executive Officer. We expect to recognize some cost saving and efficiencies as the companies eliminate redundancies in certain general and administrative functions.

•
Research and development expenses increased during the second quarter of 2006, from approximately $9,000, or 0.2% of net sales, for the six-months ending June 30, 2005, to approximately $205,000, or 1.3% of net sales, during the same period in 2006. The total dollar value increased by approximately $196,000, mainly due to an investment in new technologies and the addition of a Chief Technology Officer. Most of our scientific work is performed under contracts and therefore is accounted for as costs of sales, rather than as R&D expenses.

•
Marketing and sales expenses increased during the second quarter of 2006, from approximately $305,000, or 8.2% of net sales, for the six-months ended June 30, 2005, to approximately $1.3 million, or 8.4% of net sales, during the same period in 2006. The total dollar increase of approximately $1.0 million was mainly due to costs related to bidding certain large proposals, including our NASA COTS proposal, during the first six-months of 2006 as well as absorbing a larger marketing and sales organization as part of the merger with Starsys.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method. Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility was 86.7%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted. The total expense for the six-months ended June 30, 2006 was approximately $116,000 as compared to no expense during the same period in 2005, as we adopted SFAS 123(R) on January 1, 2006.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses. Non-operating gain and income exceeded non-operating expenses beginning in 2005, and since then, we have recorded non-operating income.

Interest expense for the six-months ending June 30, 2006 and 2005 was approximately $11,000 and $2,000, respectively, as we incurred no interest expense on our now-expired revolving credit facility, which had a zero balance for the six-months ending June 30, 2006 and 2005. We generated interest income in the six-months ended June 30, 2006 and 2005 of approximately $41,000 and $45,000, respectively, due to our cash management practices.

We recognized approximately $59,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the six-month periods ended June 30, 2006 and 2005, and we will continue to amortize the remaining deferred gain of approximately $772,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

During the six-months ending June 30, 2006, we generated net income of approximately $43,000, or 0.3% of net sales, despite recognizing over $116,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $212,000, or 5.7% of net sales, for the same six-month period in 2005. During the six-months ended June 30, 2006, we incurred a positive EBITDA (earnings before interest, taxes depreciation and amortization) of approximately $452,000, or 2.8% of net sales, compared to a EBITDA of approximately $204,000, or 5.5% of net sales, for the six-months ended June 30, 2005.

The following table reconciles Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to net income for the six-months ended June 30, 2006 and 2005, respectively:
For the six months ending	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Net Income	$43,221	$212,162

Interest Income	(40,752)	(44,783)
Interest Expense	10,629	1,830
Non-Cash Interest exp. (Debt Discount)	-	28,875
Gain on Building Sale	(58,637)	(58,636)
Stock Option Expense	115,693	-
Provision for income taxes	9,235	800
Depreciation and Amortization	372,500	64,193
EBITDA*	$451,889	$204,441
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

Beginning in 2003 through the current quarter in 2006, we showed continued progress in total revenue as well as in EBITDA.

For the three months ending	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income (Loss)	$(442,549)	$(1,286,866)	$(602,888)	$(694,750)	$101,223	$110,938	$136,251	$152,851	$7,017	$36,204
Interest Income	-	-	(5,619)	(13,386)	(7,960)	(36,824)	(24,848)	(36,208)	(33,615)	(7,137)
Interest Expense	19,788	19,736	23,110	(6,707)	1,222	609	452	590	5,283	5,346
Non-Cash Interest exp. (Debt Discount)	464,000	1,329,313	663,481	797,636	-	28,875	-	-	-	-
Gain on Building Sale	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,317)
Stock Option Expense	-	-	-	-	-	-	-	-	90,701	24,992
Provision for income taxes	-	-	-	1,600	400	400	400	400	4,235	5,000
Depreciation and Amortization	15,954	16,533	22,749	28,250	29,061	35,077	44,078	83,708	147,370	225,130
EBITDA	$27,874	$49,398	$71,515	$83,325	$94,628	$109,758	$127,015	$172,023	$191,673	$260,218

Three-Months Ended June 30, 2006 -vs.- Three-Months Ended June 30, 2005

In the three-months ended June 30, 2006, we had our fourteenth consecutive quarter of revenue growth with net sales of approximately $8.6 million as compared to net sales of approximately $1.9 million for the same three month period in 2005. Sales increased primarily due to our acquisition of Starsys on January 31, 2006 which has generated revenues of approximately $5.2 million. Sales also increased due to revenues of approximately $3.4 million from our existing contract with the Missile Defense Agency which generated revenues of approximately $2.4 million as well as other new and ongoing government business. For the three-months ended June 30, 2006, revenue from government and government related work was approximately $7.6 million and revenue from commercial customers was approximately $1.0 million. Revenue for the three-months ended June 30, 2005 primarily represented $1.2 million of work on the second Task Order for the Missile Defense Agency contract. Small Business Innovation Research contracts with the Air Force Research Laboratory represented sales of approximately $662,000 in the three-months ending June 30, 2005.

For the three-months ended June 30, 2006, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $6.3 million or 73.3% of net sales, as compared to approximately $1.5 million, or 77.1% of net sales, during the same period in 2005. The increase in cost of sales and the improved gross margin percentage were both due to the higher margin contracts and products sold by Starsys. We continue to focus efforts on managing our growth including but not limited to recruiting new talented engineers, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

We experienced an increase of approximately $1.9 million in operating expenses from approximately $361,000, or 19.0% of net sales, for the three-months ending June 30, 2005 to approximately $2.3 million, or 26.5% of net sales, for the three-months ended June 30, 2006. Operating expenses include general and administrative expenses, research and development expenses, marketing and sales expenses, and stock option expenses under SFAS 123(R).

•
General and administrative expenses increased approximately $1.3 million from approximately $201,000, or 10.6% of net sales, for the three-months ending June 30, 2005 to approximately $1.5 million, or 17.1% of net sales, for the same three-month period in 2006. This increase is attributed mainly to the assumption of general and administrative costs from Starsys and the addition of our new Chief Executive Officer. We expect to recognize some cost saving and efficiencies as the companies eliminate redundancies in certain general and administrative functions.

•
Research and development expenses increased during the second quarter of 2006, from approximately $1,000, or 0.0% of net sales, for the three-months ending June 30, 2005, to approximately $123,000, or 1.4% of net sales, during the same period in 2006. The total dollar value increased by approximately $122,000, mainly due to an investment in new technologies and the addition of a Chief Technology Officer.

•
Marketing and sales expenses increased during the first quarter of 2006, from approximately $160,000, or 8.4% of net sales, for the three-months ending June 30, 2005, to approximately $691,000, or 8.0% of net sales, during the same period in 2006. The total dollar increase of approximately $531,000 was mainly due to costs related to bidding certain large proposals, including our NASA COTS proposal, as well as absorbing a larger marketing and sales organization as part of the merger with Starsys.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method. Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility was 86.7%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted. The total expense for the three-months ended June 30, 2006 was approximately $25,000 as compared to no expense during the same period in 2005, as we adopted SFAS 123(R) on January 1, 2006.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses. Non-operating gain and income exceeded non-operating expenses beginning in 2005, and since then, we have recorded non-operating income.

Interest expense for the three-months ended June 30, 2006 and 2005 was approximately $5,000 and $1,000, respectively, as we incurred no interest expense on various capital leases. We generated interest income in the three-months ended June 30, 2006 and 2005 of approximately $7,000 and $37,000, respectively, due to our cash management practices, as our funds available for investment declined.

We recognized approximately $29,000 of the deferred gain on 2003 the sale of our Poway headquarters building during each of the three-months ending June 30, 2006 and 2005, and we will continue to amortize the remaining deferred gain of approximately $772,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

During the three-months ended June 30, 2006, we generated net income of approximately $36,000, or 0.4% of net sales, despite recognizing approximately $25,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $111,000, or 5.8% of net sales, for the same three-month period in 2005. During the three-months ended June 30, 2006, we incurred a positive EBITDA (earnings before interest taxes depreciation and amortization) of approximately $260,000, or 3.0% of net sales, compared to a EBITDA of approximately $110,000, or 5.8% of net sales, for the three-months ended June 30, 2005.

The following table reconciles EBITDA to net income for the three-months ending June 30, 2006 and 2005, respectively. The 2006 second quarter represents our eleventh consecutive quarter of positive EBITDA:

For the three months ending	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Net Income	$36,204	$110,938

Interest Income	(7,137)	(36,823)
Interest Expense	5,346	609
Non-Cash Interest exp. (Debt Discount)	-	28,875
Gain on Building Sale	(29,317)	(29,318)
Stock Option Expense	24,992	-
Provision for income taxes	5,000	400
Depreciation and Amortization	225,130	35,077
EBITDA*	$260,218	$109,758
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

Liquidity and Capital Resources

Cash Position for Six-Months Ended June 30, 2006 -vs.- Six-Months Ended June 30, 2005

Net decrease in cash during the six-months ending June 30, 2006 was approximately $4.5 million compared to a cash increase of $374,000 for the same six-month period in 2005, primarily due to the acquisition of Starsys Research Corporation and related debt repayment and transaction costs. These items were partially offset by the sale of our Series D-1 Preferred Stock to a small group of institutional investors in January 2006. Net cash used in operating activities totaled approximately $2.3 million for the six-months ended June 30, 2006, a decrease of approximately $2.5 million, as compared to approximately $171,000 provided by operating activities during the same six-month period in 2005, primarily due to the increase in accounts receivable which we received upon the acquisition of Starsys.

Net cash used in investing activities totaled approximately $2.1 million for the six-months ended June 30, 2006, compared to approximately $371,000 used in investing activities during the same six-month period in 2005. The increase in cash used in investing activities is primarily due to the need to provide working capital for the operations of Starsys, which was insolvent at the time we acquired it, as well as an increase in the purchases of fixed assets.

Net cash provided by financing activities totaled approximately $40,000 for the six-months ended June 30, 2006, which is a decrease of approximately $535,000 from the approximately $575,000 provided by financing activities during the same six-months in 2005. This is primarily attributable to the sale of our Series D-1 Preferred Stock in January 2006, which was then used to fund the merger with Starsys and pay off the secured debt.

At June 30, 2006, our cash, which included cash reserves and cash available for investment, was approximately $1.3 million, as compared to approximately $5.4 million at June 30, 2005, a decrease of approximately $4.1 million mainly due to the use of cash to fund our acquisition of Starsys in January 2006 and to provide working capital for the combined company in the first half of 2006.

As of June 30, 2006, our backlog of funded and non-funded business was approximately $41 million, compared to approximately $44 million as of June 30, 2005.

As of June 30, 2006 there has been no material changes in the Company's utilization of net operating carryforwards or effective tax rate from those reported on the 10KSB issued March 28, 2006.  Pursuant to Internal Revenue Code Section 382 and 383, our use of net operating loss and credit carry forwards may be limited as a result of the cumulative changes in the ownership of more than 50% over a three year period.

Our ability to increase cash generation from operations and thereby continue as a going concern without the need to raise additional capital depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) our ability to effectively integrate operations with Starsys, manage the uncertainties in the government budgeting process, implement cost controls and limit the possibility of further cost overruns on fixed-price contracts, and generate substantial new revenue from customers, including but not limited to, the Missile Defense Agency.

Critical Accounting Standards
Due to the acquisition of Starsys, our revenues transitioned in 2006 from being primarily cost plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed, to a combination of cost plus fixed fee contracts and fixed-price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs,. Losses on contracts are recognized when they become known and reasonably estimable (see the Notes to our Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123 in 1997. Through December 31, 2005, we have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and provided pro forma disclosures as if the fair value based method prescribed in SFAS No. 123 had been utilized. (See Note 4 to our Consolidated Financial Statements.)

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, was published by the FASB on December 31, 2002. The effective date of SFAS No. 148 was December 15, 2002. SFAS No. 123 prescribes a "fair value" methodology to measure the cost of stock options and other equity awards. Companies may elect either to recognize fair value stock-based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. Through December 31, 2005, we had chosen the latter approach.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective January 1, 2006 for calendar year companies. Accordingly, we implemented the revised standard in the first quarter of 2006. [See Note 4 to our consolidated financial statements for additional information.]

On December 20, 2005, in response to SFAS 123(R), our Board of Directors approved accelerating the vesting of all unvested stock options held by current employees, including executive officers, and members of the Board of Directors. The accelerated vesting was effective as of December 20, 2005.

Recent Accounting Pronouncements
There were no recent Accounting Pronouncements that affected the Company during the second quarter of 2006. For past pronouncements, please refer to our Form 10-KSB filed on March 28, 2006.

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

Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us.

Some of our government contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason. Accordingly, the entire contract amount may not be realized by us. In the event that subsequent phases of some of our government contracts, including but not limited to the Missile Defense Agency contract, are not awarded to us, it could have a material adverse effect on our financial position and results of operations. For example, approximately $10 million of potentially available work under the Missile Defense Agency contract was re-routed in 2005.

We provide our products and services primarily through fixed-price and cost plus fixed fee contracts. Starsys has experienced significant losses on fixed-price contracts. Cost overruns may result in further losses and, if significant, could impair our liquidity position.

Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts. Starsys has experienced significant cost overruns on development projects under its fixed-price contracts, resulting in estimated losses on uncompleted contracts of $2.7 million for Starsys' fiscal 2004, and an additional $2.5 million for the twelve months ended December 31, 2005. As of December 31, 2005, based on a formal evaluation process, Starsys reserved approximately $1.5 million for potential risks on these remaining development projects, which has been reduced to approximately $1.0 million as of June 30, 2006. Fixed-price contracts may provide for sharing of unexpected costs incurred or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance other than costs. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared. Any significant overruns in the future could materially impair our liquidity and operations.

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

If we fail to integrate our operations effectively, the combination of SpaceDev and Starsys will not realize all the potential benefits of the merger and may be counterproductive.

The integration of SpaceDev and Starsys is ongoing and may be time consuming and expensive and may disrupt the combined company's operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, the combined company's results of operations could be harmed. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. The combined company may encounter difficulties, costs and delays involved in integrating their operations, including but not limited to the following:

•	failure to successfully manage relationships with customers and other important relationships;
•	failure of customers to accept new services or to continue using the products and services of the combined company;
•	difficulties in successfully integrating the management teams and employees of the two companies;
•	potential incompatibility of business cultures;
•	challenges encountered in managing larger, more geographically dispersed operations;
•	the loss of key employees;
•	diversion of the attention of management from other ongoing business concerns;
•	potential incompatibilities of processes, technologies and systems; and
•	potential difficulties integrating and harmonizing financial reporting systems.

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

If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of SpaceDev common stock may decline. This could occur if, among other reasons:
•	the integration of the two companies is unsuccessful;
•	the combined company does not achieve the expected benefits of the merger as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated;
•	the combined company's financial results after the merger are not consistent with the expectations of management or financial or industry analysts;
•	the anticipated operating and product synergies of the merger are not realized;
•	the combined company experiences the loss of significant customers or employees as a result of the merger; or
•	Starsys business continues to incur major cost overruns or remains unprofitable for other reasons.

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

Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts. Government budgets (both in general and as to space and defense projects) are subject to the prevailing political climate, which is subject to change at any time. Additionally, awarded contracts could be altered or terminated prior to the time we recognize our projected revenue. Many contracts are awarded in phases where future phases are not guaranteed to us. In addition, obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;
•	be subject to purchasing decisions of agencies that are subject to political influence;
•	contain onerous procurement procedures; and
•	be subject to cancellation if government funding becomes unavailable.

Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder.

In addition, major contracts are often awarded to teams of companies. Therefore, our ability to win contracts may depend not only on our own merits, but also those of our bid team members. Also, if we do not lead the bid team as the prime contractor, we will have limited control over the contract bid and award processes.

SpaceDev common shareholders will experience dilution if our preferred stock is converted or our outstanding warrants and options are exercised.

As of August 10, 2006, SpaceDev is obligated to issue 9,756,751 shares of SpaceDev common stock if all of SpaceDev's outstanding warrants are exercised and shares of preferred stock converted.  In addition, as of August 10, 2006, SpaceDev has outstanding stock options to purchase an aggregate of 10,961,700 shares of SpaceDev common stock, of which 10,261,700 are currently vested.  The total number of shares, issuable upon the exercise or conversion of currently vested warrants, options and preferred stock (20,018,451 shares) represents approximately 69% of SpaceDev's issued and outstanding shares of common stock as of August 10, 2006.

Our historic SpaceDev business' limited operating history and lack of experience in our new or proposed lines of business make it difficult to predict our future prospects.

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

Many of our products and technologies are currently in various stages of development. Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability. Additionally, the final cost of development cannot be determined until development is complete. Our ongoing and future product development will depend, in part, on the ability to timely complete our projects within estimated cost parameters and ultimately deploy the product in a cost-effective manner. In addition, Starsys has contracted to execute development programs under fixed price contracts. Under these contracts, even if our costs begin to exceed the amount to be paid by the customer under the contract, we are required to complete the contract without receiving any additional payments from the customer. It is difficult to predict accurately the total cost of executing these programs. If the costs to complete these programs significantly exceed the payments from the customers under the contracts, our results of operations will be harmed.

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

Our operating results may fluctuate from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this "Risk Factors" section:
•	we may not be awarded all stages of existing or future contracts;
•	the timing of new technological advances and product announcements or introductions by us and our competitors;
•	changes in the terms of our arrangements with customers or suppliers;
•	our current reliance on a few customers for a significant portion of our net sales;
•	the failure of our key suppliers to perform as expected;
•	general or particular political conditions that could affect spending for the products that we offer;
•	changes in perception of the safety of space travel;
•	delays or failures to satisfy our obligations under our contracts on a timely basis;
•	the failure of our products to successfully launch or operate;
•	the uncertain market for our technology and products;
•	the availability and cost of raw materials and components for our products; and
•	the potential loss of or inability to hire key personnel.

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

Launch failures or delays of our microsatellites could have serious adverse effects on our business. Microsatellite launches are subject to significant risks, the realization of which can cause disabling damage to or total loss of a microsatellite, as well as damage to our reputation among actual and potential customers. Delays in the launch could also adversely affect our net sales. Delays could be caused by a number of factors, including:
•	designing, constructing, integrating, or testing the microsatellite, microsatellite components, or related ground systems;
•	delays in receiving the license necessary to operate the microsatellite systems;
•	delays in obtaining the customer's payload;
•	delays related to the launch vehicle;
•	weather; and
•	other events beyond our control.

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

Our success depends on our ability to retain our key personnel. The December 20, 2005 acceleration of vesting all outstanding stock options, in anticipation of the January 2006 implementation of SFAS 123(R), reduced the effectiveness of the stock options as a retention device.

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

One device we have historically used to enhance our ability to retain and incent key personnel is the grant of stock options which are subject to vesting. If the employee leaves us before the vesting period has been completed, the employee must forfeit a portion of the stock options. In December 2005, in order to avoid adverse financial reporting effects in future years under SFAS 123(R), a new accounting standard, we eliminated all future vesting requirements on all of our 8,031,036 stock options then outstanding in the hands of employees, officers, and directors.

If we grow but do not effectively manage the growth, our business could suffer as a result.

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

We expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies; the Starsys acquisition was our first major acquisition. Potential and completed acquisitions and strategic investments involve numerous risks, including:
•	problems assimilating the purchased technologies, products or business operations;
•	problems maintaining uniform standards, procedures, controls and policies;
•	unanticipated costs associated with the acquisition;
•	diversion of management's attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	incompatibility of business cultures;
•	risks associated with entering new markets in which we have no or limited prior experience;
•	dilution of common stock and shareholder value as well as adverse changes in stock price.
•	potential loss of key employees of acquired businesses; and
•	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

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

The market prices of securities of technology-based companies like ours, particularly in industries (also like ours) where substantial value is ascribed to a hope for future increase in the size of the total market, are often highly volatile. The market price of our common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control, including:
•	deviations in our results of operations from estimates;
•	changes in estimates of our financial performance;
•	changes in our markets, including decreased government spending or the entry of new competitors;
•	our inability to obtain financing necessary to operate our business;
•	changes in technology;
•	potential loss of key personnel;
•	short selling;
•	changes in market valuations of similar companies and stock market price;
•	the Starsys merger; and
•	volume fluctuations generally, including resales by former Starsys stockholders or by Laurus.

Changes in stock option accounting rules may adversely affect our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our efforts in recruiting additional employees.

Technology companies, in general, and our company in particular, depend upon and use broad based employee stock option programs to hire, incent and retain employees in a competitive marketplace. Through fiscal 2005, we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body adopted SFAS 123(R), a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are now recording these expenses beginning with the first quarter of 2006. The change in accounting rules will lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

The concentration of ownership of our common stock gives a few individuals significant control over important policy decisions and could delay or prevent changes in control.

As of August 10, 2006, our executive officers and directors together beneficially owned approximately 50.16% of the issued and outstanding shares of our common stock. As a result, these persons could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving us. In addition, through control of the board of directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future.

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value. In addition, the terms of our preferred stock currently restrict, and any other credit or borrowing arrangements that we may enter into may in the future restrict or limit, our ability to pay common stock dividends to our shareholders.

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

The terms of our outstanding shares of preferred stock, and any shares of preferred stock issued in the future, may reduce the value of your common stock.

We have authorized to issue up to 10,000,000 shares of preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Convertible Preferred Stock and 5,075 shares of our Series D-1 Preferred Stock. Our board of directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

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

Transactions in SpaceDev common stock are currently subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend SpaceDev securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;
•	receive the purchaser's written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

•
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

ITEM 3.  CONTROLS AND PROCEDURES
Mark N. Sirangelo, our chief executive officer, and Richard B. Slansky, our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUTIY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of SpaceDev, Inc. was held at 13855 Stowe Drive, Poway, California 92064, on August 10, 2006, at 9:00 A.M. Out of a total of 28,877,702 shares outstanding on the date of record, June 19, 2006 shares, or approximately 74%, were voted in person or by proxy. The following proposals were presented and passed by the amounts indicated below:

PROPOSAL 1: To elect nine directors to hold office until the 2007 Annual Meeting of Stockholders:

Issue		For	Against	Abstain
Sirangelo, Mark	Total	21,215,854	-	166,094
Benson, Jim	Total	21,197,185	-	184,763
Slansky, Richard	Total	21,217,416	-	164,532
Blake, Curt	Total	21,216,854	-	165,094
Estes, Howell	Total	21,215,554	-	166,394
Huntress, Wesley	Total	21,215,454	-	166,494
McClendon, Scott	Total	21,214,359	-	167,589
Tibbitts, Scott	Total	21,203,234	-	178,714
Walker, Robert	Total	21,216,354	-	165,594

PROPOSAL 2: To approve the appointment of PKF, Certified Public Accountants, as our independent public accountants for the fiscal year ending December 31, 2006:

Issue		For	Against	Abstain
Accountants	Total	21,295,886	49,148	36,914

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.
3.1	Articles of Incorporation dated December 20, 1996		X	10-SB	Jan. 18, 2000	2.1
3.2	Articles of Amendment to Articles of Incorporation dated November 4, 1997		X	10-SB	Jan. 18, 2000	2.2
3.3	Articles of Amendment to Articles of Incorporation dated December 17, 1997		X	10-SB	Jan. 18, 2000	2.3
3.4	Articles of Amendment to Articles of Incorporation dated February 1, 2006		X	10-KSB	Mar. 28, 2006	3.4
31.1	Rule 13a-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) certification of Chief Financial Officer	X
32.1	Section 1350/Rule 13a-14(b) certifications	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpaceDev, Inc.
Registrant

Dated: August 14, 2006                     By: /s/ Mark N. Sirangelo
Mark N. Sirangelo
Chief Executive Officer

Dated: August 14, 2006                     By: /s/ Richard B. Slansky
Richard B. Slansky
President & Chief Financial Officer