Form 10QSB
period 2006-09-30
SPACEDEV INC
filed 2006-11-14
CIK 1031833

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(Issuer's telephone number) (858) 375-2000.

____________________________________________________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,507,191 shares of Issuer's voting common stock were outstanding on November 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

At September 30,	2006	2005
Assets
Current Assets
Cash	$3,693,612	$4,022,243
Accounts receivable	6,028,819	1,096,645
Inventory (Note 2(b))	3,528,229	10,412
Raw materials	273,559	-
WIP: costs in excess of billings (Note 2)	3,254,670	10,412
Finished goods	-	-
Note receivable (Note 5)	-	1,326,453
Other current assets (Note 6(a))	965,433	-
Total Current Assets	14,216,093	6,455,753
Fixed Assets - Net	3,712,149	822,980
Goodwill (Note 5)	12,246,362	-
Other Assets (Note 6(b))	323,063	64,469
Total Assets	$30,497,667	$7,343,202
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,439,832	$419,719
Accrued payroll, vacation and related taxes	1,421,800	350,145
Billings in excess of costs incurred (Note 2(a))	3,879,981	-
Revolving credit facility (Note 3(b))	1,926,853
Other accrued liabilities (Note 2(a))	1,503,919	304,897
Total Current Liabilities	11,172,385	1,074,761
Capitalized Lease Obligations, Less Current Maturities	168,129	-
Deferred Gain - Assets Held For Sale (Note 3(a))	742,723	859,996
Other Long Term Liabilities	15,266	-
Total Liabilities	12,098,503	1,934,757
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $.001 par value, 10,000,000
shares authorized, and 253,249 and 248,460 shares
issued or outstanding, respectively
Series C Convertible preferred stock (Note 4(a))	248	248
Series D-1 Convertible preferred stock (Note 4 (b))	5	-
Common stock, $.0001 par value; 100,000,000 and 50,000,000 shares authorized, and 29,485,036 and 22,319,156 shares issued
and outstanding, respectively (Note 4)	2,948	2,231
Additional paid-in capital	33,365,995	20,091,408
Accumulated deficit	(14,970,032)	(14,685,442)
Total Stockholders’ Equity	18,399,164	5,408,445
Total Liabilities and Stockholders’ Equity	$30,497,667	$7,343,202
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended				Nine Months Ended
At September 30,	2006	%	2005	%	2006	%	2005	%
Net Sales	$7,006,347	100.0%	$2,234,010	100.0%	$22,812,290	100.0%	$5,942,558	100.0%
Total Cost of Sales	5,123,878	73.1%	1,709,077	76.5%	16,718,917	73.3%	4,571,505	76.9%
Gross Margin	1,882,469	26.9%	524,933	23.5%	6,093,373	26.7%	1,371,053	23.1%
Operating Expenses
Marketing and sales	524,701	7.5%	188,655	8.4%	1,859,396	8.2%	493,344	8.3%
Research and development	70,754	1.0%	446	0.0%	275,592	1.2%	9,558	0.2%
General and administrative	1,282,775	18.3%	252,895	11.3%	3,990,450	17.5%	644,966	10.9%
Total Operating Expenses	1,878,230	26.8%	441,996	19.8%	6,125,438	26.9%	1,147,868	19.3%
Income/(Loss) from Operations	4,239	0.1%	82,937	3.7%	(32,065)	-0.1%	223,185	3.8%
Non-Operating Income/(Expense)
Interest income	2,714	0.0%	24,848	1.1%	43,466	0.2%	69,632	1.2%
Interest expense	(7,842)	-0.1%	(452)	0.0%	(18,471)	-0.1%	(2,283)	0.0%
Gain on building sale (Note 3(a))	29,319	0.4%	29,318	1.3%	87,956	0.4%	87,953	1.5%
Non-Cash loan fee (Note 3(b))	(1,918)	0.0%	-	0.0%	(1,918)	0.0%	(28,875)	-0.5%
Total Non-Operating Income	22,273	0.3%	53,714	2.4%	111,033	0.5%	126,427	2.1%
Income Before Taxes	26,512	0.4%	136,651	6.1%	78,968	0.3%	349,612	5.9%
Income tax provision	5,055	0.1%	400	0.0%	14,290	0.1%	1,200	0.0%
Net Income	$21,457	0.3%	$136,251	6.1%	$64,678	0.3%	$348,412	5.9%
Net Income	21,457		136,251		64,678		348,412
Less Preferred Dividend Payments	(150,842)		(42,737)		(446,791)		(128,210)
Adjusted Net Income (Loss) for EPS Calculation	(129,385)		93,514		(382,113)		220,202
Net Income Per Share:	$(0.00)		$0.00		$(0.01)		$0.01
Weighted-Average Shares Outstanding	29,027,350		21,241,448		28,419,751		21,777,211
Fully Diluted Net Income Per Share:	$(0.00)		$0.00		$(0.01)		$0.01
Fully Diluted Weighted-Average Shares Outstanding	29,027,350		23,831,994		28,419,751		25,230,427

* The following table shows how the Company's stock option expense would be allocated to all expenses.
Cost of sales	$10,287		$-		$10,287		$-
Marketing and sales	717		-		717		-
Research and development	-		-		-		-
General and administrative	(25,555)		-		90,138		-
	$(14,551)		$-		$101,142		$-

The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine-Months Ending September 30,	2006	2005
Cash Flows From Operating Activities
Net income	$64,678	$348,412
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	613,166	108,265
Gain on disposal of building sale	(87,956)	(87,953)
Stock option expense	103,317	-
Non-cash loan fee	1,918	28,875
Change in operating assets and liabilities	(2,014,912)	(84,760)
Net Cash (Used In) Provided By Operating Activities	(1,319,788)	312,839
Cash Flows From Investing Activities
Notes receivable	-	(1,326,453)
Other assets, capitalized acquisition costs	(1,066,564)	-
Purchases of fixed assets	(1,163,743)	(651,864)
Net Cash Used in Investing Activities	(2,230,307)	(1,978,317)
Cash Flows From Financing Activities
Principal payments on notes payable	(4,675,832)	(27,330)
Principal payments on capitalized lease obligations	(20,789)	(2,774)
Dividend payments on Series C and Series D-1 Preferred	(352,894)	-
Proceeds from revolving credit facility	1,926,853	-
Employee stock purchase plan	122,086	48,343
Other assets, capitalized revolving credit facility costs	(175,000)	-
Proceeds from issuance of preferred stock	4,316,850	600,881
Proceeds from issuance of common stock	352,395	-
Net Cash Provided by Financing Activities	1,493,669	619,120
Net Decrease in Cash	(2,056,426)	(1,046,358)
Cash at Beginning of Period	5,750,038	5,068,601
Cash at End of Period	$3,693,612	$4,022,243
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Cont'd.
(Unaudited)

Nine-Months Ending June 30,	2006	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18,471	$2,283
Taxes	21,000	1,600

Noncash Investing and Financing Activities:

During the nine-months ended September 30, 2006 the Company entered into capital leases in the amount of approximately $184,000.

During the nine-months ended September 30, 2006 and 2005 the Company converted $122,086 and $47,702 of employee stock purchase plan contributions into 104,845 and 34,040 shares of common stock, respectively.

During the nine-months ended September 30, 2006 and 2005 the Company declared dividends payable of $127,297 and $128,057, repectively to the holders of its Series C preferred stock.

During the nine-months ended September 30, 2005 the Company paid dividends valued at
$174,976 in the form of 113,621 shares of common stock to the holders of its Series C preferred stock.

During the nine-months ended September 30, 2006 the Company declared dividends payable of $331,922 to the holders of its Series D-1 preferred stock and paid $211,551 of these dividends.

During the nine-months ended September 30, 2006 the Company issued 310,009 shares of common stock and expensed $1,918 and accrued $348,082 to be spread over the next twelve months in non-cash loan fees for the addition expenses incurred under our new revolving credit facilty with Laurus Master Fund.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation

The accompanying consolidated financial statements of SpaceDev, Inc., a Colorado corporation ("the Company") include the accounts of the Company and its subsidiary, Starsys, Inc., a Colorado corporation, and its inactive subsidiaries SpaceDev Oklahoma, an Oklahoma corporation and Dream Chaser, Inc., a Delaware corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2006 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have been modified, as a result of the Company's acquisition of Starsys Research Corporation, to include a "percentage-of-completion" method of revenue recognition and inventory policies. The consolidated results of operations for the nine-months ended September 30, 2006 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2006 or any future period, and the Company makes no representations related thereto.

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

2. Accounting Policies

(a) Revenue Recognition

The Company's revenues for the nine-months ended September 30, 2006 were derived primarily from fixed price contracts and commercial sales of component and subsystem products that the Company acquired in its acquisition of Starsys along with some United States government cost plus fixed fee (CPFF) contracts, which is compared to primarily CPFF contracts for the same nine-month period in 2005. Revenues from the CPFF contracts during the first nine-months ended September 30, 2006 and 2005 were recognized as expenses were incurred. Estimated contract profits are taken into earnings in proportion to revenues recorded. Time and material revenues are recognized as services are performed and costs incurred. Certain fixed price contracts were prepared according to the "percentage-of-completion" method of accounting for long-term contracts. The amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method). Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project. Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities. The current accrual for potential losses on existing projects represents approximately $855,000. As projects are completed, the accrual is adjusted as projects move toward completion and more accurate estimates are established. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract. All other selling, general and administrative costs are expensed as incurred.

The Company is in contract discussions and re-negotiations with a major customer over a significant fixed price development contract under which the Company is seeking various forms of contract relief, amendments and changes. As a result, the Company did not recognize any revenue or profit/loss during the 2006 third quarter relating to that contract. The Company is actively pursuing contract modifications to cover significant cost, scope and requirements changes and overruns on this contract.  As the total value, time and further requirements of the contract is currently uncertain, the Company has chosen not to recognize additional revenue under the “percentage of completion” method of accounting.  All costs related to the contract incurred since June 30, 2006 have been capitalized and are included in WIP (Work-In-Process), which includes cost in excess of billings.  A resolution is expected before the fiscal year end.

(b) Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a FIFO (First-In, First-Out) basis, unless required by customer contract to be distributed by specific identification for lot control purposes. Inventory includes raw material inventory, finished goods inventory and work-in-process inventory (which includes costs and estimated earnings in excess of billings on uncompleted contracts and which represents approximately $3.2 million at September 30, 2006). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis. Time and material revenues are recognized as services are performed and costs incurred.

(c) Earnings Per Share

For the three and nine months ended September 30, 2006, options to purchase approximately 12.9 million shares of common stock and warrants to issue approximately 2.8 million shares of common stock were excluded from the computation of diluted earnings per share as the exercise prices of these options and warrants were greater than the average market price of the common shares at September 30, 2006. We typically account for the effect of the convertible preferred shares in diluted earning per common share calculation using the "if converted" method. Under that method, the convertible Series C and D-1 Preferred Shares are assumed to be converted into common shares at conversion rates of $1.54 and $1.48, respectively. Diluted earnings (loss) per common share would have been anti-dilutive for the three and nine months ended September 30, 3006, if based on fully diluted shares adjusted to reflect the conversion of the preferred shares into approximately 4.8 million common shares.

For the three and nine months ended September 30, 2005, options to purchase 1.3 million shares of common stock were excluded from the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. Diluted earnings (loss) per common share would have been anti-dilutive for the three months ended September 30, 3005, if based on fully diluted shares adjusted to reflect the conversion of the preferred shares into approximately 1.6 million common shares.

3. Long Term Liabilities

a) Building and Deferred Gain.

In January 2003, the Company sold its interest in its Poway, California headquarters facility. The transaction included the sale of the land and building. Net fixed assets were reduced by approximately $1.9 million and notes payable were reduced by approximately $2.4 million while a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's then chief executive officer provided a guarantee for the leaseback, which guarantee is still in place. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. Deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten (10) years ending in January 2013. As of September 30, 2006, the deferred gain was $742,723. This amortization is included in the Company's non-operating income/(expenses) and totaled $87,956 and $87,953 for the nine-months ended September 30, 2006 and 2005, respectively. On September 14, 2006, the building was sold again; however, the terms and conditions of the lease to the Company remained unchanged.

b) Revolving Credit Facility.

New Revolving Credit Facility. On September 29, 2006, the Company entered into a $5.0 million financing arrangement through Laurus Master Fund, Ltd. (“Laurus”). The financing is affected with a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the Facility. The Company will be allowed to borrow against the Facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or, (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form or work-in-process inventory. The balance on this revolving credit facility at September 30, 2006 was $1,926,853.

The facility bears interest at a rate equal to prime plus 2%. This rate will be increased or decreased on the date the Prime Rate is adjusted. Interest is payable monthly, commencing in October 2006. Interest is due on the first business day of each month through maturity. The term of the facility is scheduled to end on September 29, 2009. Laurus received 310,009 unregistered shares of the Company’s common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten (10) business days and the expense is being amortized daily over the first year of the note. The Company will issue additional restricted shares of its common stock worth, in the aggregate, $200,000, to Laurus on each anniversary date of the facility, if the facility remains in place. The pricing of these additional shares will be based on the applicable preceding ten (10) business day average trading price.

Laurus agreed that if and when it can resell the unregistered shares under Rule 144, its resale on any one day cannot exceed 10% of the daily trading volume. Laurus has piggyback registration rights subject to certain underwriters’ restrictions, but will not be entitled to demand registration of any of the shares received under the facility. The facility is not convertible into any class of our securities at any time during its term. In addition, Laurus is strictly prohibited from engaging in any short sales of the Company’s common stock during the term of the facility.

The facility is a secured debt, collateralized by substantially all of the Company's and its subsidiaries' assets. The facility contains certain default provisions. In the event of a default by the Company, the Company will be required to pay an additional fee per month until the default is cured. Laurus has the option of accelerating the entire principal balance and requiring the Company to pay a premium in the event of an uncured default.

The facility requires the Company to deposit all funds (other than certain refundable deposits) into a lockbox that will be swept on a daily basis to reduce any outstanding facility balance. Any funds in excess of any outstanding facility balance will be transferred to the Company on a daily basis.

The Company paid to certain persons designated by Laurus in the amount of $9,500 for legal fees and expenses in structuring the facility, conducting due diligence and escrow fees. In addition, the Company paid a finder’s fee in the amount of $35,000 and paid Laurus a facility fee of 3.5%, or approximately $140,000, of the facility amount, which facility fee is being expensed over the life of the note.

Previous Revolving Credit Facility. On June 3, 2003, the Company entered into a $1.0 million financing arrangement with Laurus in the form of a three-year Convertible Note secured by its assets subject to the amount of eligible accounts receivables. On August 25, 2004, after the initial $1.0 million was converted, the revolving credit facility was increased to $1.5 million. The net proceeds from the Convertible Notes were used for general working capital purposes. Advances on the Convertible Notes were repayable at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Notes carried an interest rate of Wall Street Journal Prime plus 0.75% on any outstanding balance. In addition, the Company was required to pay a collateral management payment of 0.55% of the average aggregate outstanding balance during the month plus an unused line payment of 0.20% per annum. Availability of funds under the old revolving credit facility was based on the Company's accounts receivable. Laurus exercised its conversion rights from time-to-time on outstanding balances. Laurus converted an aggregate of $2.5 million of revolving debt into 3,406,417 shares of Company common stock during the term of the revolving credit facility. There was no outstanding balance on the revolving credit facility at September 30, 2005 and there were no conversions during the first nine months of 2005 or during the first five months of 2006 until expiration. This revolving credit facility with Laurus expired on June 3, 2006 and the Company has since entered into a new revolving note with Laurus on September 29, 2006, as mentioned above.

In conjunction with the June 3, 2003 transaction, the Company paid Laurus a fee of $20,000 for the first year and was required to pay a continuation fee of $10,000 each year thereafter. In addition, Laurus received a warrant to purchase 200,000 shares of the Company's common stock for the initial $1 million revolving credit facility. The warrant exercise price was $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. In addition to the initial warrant, the Company issued two warrants: 1) to purchase 50,000 shares at an exercise price of $1.0625 per share, which warrant was exercised by Laurus on April 19, 2005; and, 2) to purchase 50,000 shares at an exercise price of $1.925 per share, which has an expiration date of August 25, 2009.

4. Stockholder's Equity - Preferred Stock, Common Stock, Warrants, and Options

Preferred Stock

a) Series C Preferred Stock.

On August 25, 2004, the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Shares"), to Laurus for an aggregate purchase price of $2.5 million or $10.00 per share (the "Stated Value"). The Series C Preferred Shares are convertible into shares of the Company's common stock at a rate of $1.54 per share, and accrue quarterly, cumulative dividends at a rate of 6.85%. The first payment was due on January 1, 2005. As of September 30, 2006 and 2005, the Company declared dividends payable of approximately $127,000 and $128,000, respectively, to the holders of its Series C preferred stock. These dividends are payable in cash or shares of our common stock at the holder's option with the exception that dividends must be paid in shares of our common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. On January 11, 2005, $60,967 of accrued dividends were paid in the form of 39,589 shares of the Company's common stock. Also, on May 5, 2005, $56,301 of accrued dividends were paid in the form of 36,559 shares of the Company's common stock, on September 28, 2005, $57,708 of accrued dividends were paid in the form of 37,473 shares of the Company's common stock. Accrued dividends were paid in cash on April 1, 2006, in the amount of approximately $99,000, and on July 6, 2006 of approximately $42,000. On September 30, 2006, accrued but unpaid dividends were approximately $43,000. The Series C Preferred Shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed $1.48 per share or (b) the Stated Value if the average closing price of our common stock for the 22 days immediately preceding the date of conversion exceeds $1.48 per share. The Series C Preferred Shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The Series C Preferred Shares have no voting rights, except as required by law.

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.

b) Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tailwind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital, (which has since transferred their preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund). On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5.15 million, or $1,000 per share. As of September 30, 2006, 4,789 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock remain outstanding and 361 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock were repaid through voluntary amortization or converted to the Company’s common stock. In May 2006, 75 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock were converted into 50,676 shares of the Company's common stock and 286 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock have been repaid through voluntary amortization, as provided for in the Agreement. The Company also issued various warrants to these investors as described below. The Company paid cash fees and expenses of $119,209 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction. The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter. The first payment was due on April 1, 2006. As of September 30, 2006, the Company had paid approximately $212,000 of accrued Series D-1 dividends in cash. On September 30, 2006, accrued but unpaid dividends were approximately $123,000.

Under the purchase agreement, from the date of the effectiveness of the initial registration statement filed pursuant to the registration rights agreement (February 15, 2006), until the one-year anniversary of that date, if: (1) on any trading day during such period the volume weighted average price of the Company's common stock for each of the twenty (20) trading days immediately prior to such date exceeds $1.63; and, (2) the average daily trading volume of the Company's common stock exceeds $100,000 on each of those days, then the Company has the option, subject to a number of additional conditions, to put to the investors "units" at $1,000 per unit for an aggregate purchase price of up to $2.0 million (or a lesser amount to the extent the preferred stock warrants issued at the initial closing of the financing, which are described below, have been exercised to purchase these units). Each "unit" consists of one share of Series D-1 Preferred Stock and a common stock warrant, which entitles the holders to purchase up to an aggregate of 440,829 shares of common stock at an exercise price of $1.51 and otherwise has the same terms as the warrants described in the following paragraph.

Certain warrants the Company issued to the Series D-1 investors at the closing entitle the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share. The warrants are exercisable for five (5) years following the date of grant. The warrants have "ratchet" anti-dilution provisions reducing the warrant exercise price if the Company issues equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price to such lower exercise price.

The Company also issued certain other warrants to the Series D-1 investors at the closing (the "preferred stock warrants"). These warrants entitle the holder to purchase an aggregate number of 2,000 "units", which are identical to the "units" described above, at an exercise price of $1,000 per unit. The preferred stock warrants are exercisable from the effective date (i.e., February 15, 2006) until the one-year anniversary of that date. If any units subject to the preferred stock warrants remain unsold after (1) their expiration date and (2) the exercise of the Company's put option, if applicable, and any holder of a preferred stock warrant issued in the financing has exercised the warrant in full, then the preferred stock warrant would supplementally grant that holder the right to purchase 440,829 shares of common stock, times the number of "units" which the holder's preferred stock warrant initially overlaid, with a strike price of $1.51 per share, and the warrant, as so supplemented, would have a five (5) year term from January 12, 2006 to January 11, 2011.

The purchase agreement contains a number of covenants by the Company, which include:

•	A grant of preemptive rights to the investors to participate in future financings until January 12, 2007;

•
An agreement not to effect any transaction involving the issuance of securities convertible, exercisable or exchangeable for the Company's common stock at a price per share or rate which may change over time, so long as any shares of Series D-1 Preferred Stock are outstanding.

In connection with this financing, Laurus consented to and waived certain contractual rights. The Company paid Laurus Capital Management, L.L.C., and the manager of Laurus, an amount of $87,000 in connection with Laurus' delivery of the consent and waiver, and paid $1,000 to Laurus' counsel for their related fees.

c) Common Stock Options

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under APB 25. The Company computed, for pro forma disclosure purposes, the value of all options granted during the nine months ended September 30, 2005 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 6.0% to 6.5%, expected volatility was 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for its options in accordance with SFAS 123(R) in 2005, the total value of options granted during the nine month period ended September 30, 2005 would have been amortized over the vesting period of the options. Thus, the Company's consolidated net income (loss) would have been as follows:

Net Income (Loss)	2005
As reported at September 30, 2005	$348,412
Add: Stock based employee compensation expense included in reported net income	$-
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards	$553,989
Pro forma at September 30, 2005	$(205,577)
Net Income (Loss) Per Share:
As reported at September 30, 2005	$0.02
Pro forma at September 30, 2005	$(0.01)

For the nine months ended September 30, 2006, the Company expensed approximately $101,000 of stock option expenses due to SFAS 123(R) in its financial statements.

5. Goodwill

On January 31, 2006, the Company acquired Starsys Research Corporation and in accordance with U.S. generally accepted accounting principles, the merger was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price was allocated to Starsys' net tangible assets and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values was recorded as goodwill. Goodwill is not amortized but is tested for impairment at least annually. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, the combined company may be required to record material charges relating to the impairment. The goodwill balance as of September 30, 2006 was approximately $12.2 million.

The following is a schedule of the goodwill incurred in the Starsys acquisition.

Starsys Total Assets	$(7,851,494)
Starsys Total Liabilities	13,054,140
Cash to Starsys Stockholders	410,791
Equity to Starsys Stockholders	5,576,846
Fees Associated with Acquisition	1,056,079
$12,246,362

On September 8, 2005, the Company made a secured loan in the principal amount of $1.2 million to Starsys Research Corporation. The loan accrued interest at 8% per annum and matured on January 31, 2006 upon the closing of the acquisition. No principal or interest payments were made before maturity. The loan was secured by a security interest in all of the assets of Starsys, subject to an intercreditor agreement with Vectra Bank. In addition, Starsys had agreed to pay the Company a placement agent fee and to reimburse the Company expenses in the aggregate amount of $120,000. This amount was forgiven at the closing of the merger.

6. Other Assets

a) Other Current Assets

Other current assets consist of a variety of prepaid and other cash advances for items which are expected to occur within the next year. The following is a listing of items that constitute the Company’s other current assets at September 30, 2006.

Other Current Assets - September 30,	2006
Prepaid:
Financing Fees	$522,763
Computer & Software	198,768
Rent	40,103
Insurance	103,433
Taxes	20,406
Other Accuals	79,960
Total Other Current Assets	$965,433

b) Other Assets

Other assets consist of prepaid and other cash advances for items which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at September 30, 2006.

Other Assets - September 30,	2006
Prepaid Rent	$188,130
Deposits	134,933
Total Other Assets	$323,063

7. New Accounting Pronouncements

There were no recent Accounting Pronouncements that affected the Company during the nine months ended September 30, 2006. For past pronouncements, please refer the Company's Form 10-KSB filed on March 28, 2006.

8. Change in Accounting Principle and Accounting for Share-Based Compensation

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (123(R)) on January 1, 2006. Upon the adoption of SFAS 123(R), compensation costs associated with share-based compensation and stock option awards will be recorded to expense over the requisite period(s) associated with the stock or options. Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation and stock option awards issued to employees, directors and officers under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no share-based employee compensation expense was recognized for employee stock option grants, as all options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Similarly, no compensation expense had been recognized under the Company's 1999 Employee Stock Purchase Plan (ESPP).

9. Unaudited Pro Forma Combined Consolidated Statements of Operations

The following unaudited pro forma combining and combined statements of operations give effect to the merger of SpaceDev and Starsys using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, "Business Combinations." The Company acquired Starsys Research Corporation on January 31, 2006 and is the "accounting acquirer" for accounting purposes. Under this method of accounting, the combined company will allocate the purchase price to the fair value of assets of Starsys deemed to be acquired, including identifiable intangible assets and goodwill. The purchase price allocation is subject to revision when the combined company obtains additional information regarding asset valuation. The unaudited pro forma combined statements of operations are based on respective historical consolidated financial statements and the accompanying notes of the Company.

The unaudited pro forma combined statement of operations for the nine months ended September 30, 2006 assumes the merger took place on January 1, 2006. The unaudited pro forma combined statement of operations for the year ended December 31, 2005 combines SpaceDev's historical statement of operations for the year ended December 31, 2005 with the Starsys historical statement of operations for the year ended December 31, 2005 assuming the merger took place on January 1, 2005. The unaudited pro forma combined statements of operations should be read in conjunction with the related notes included in this Form 10-QSB and the consolidated audited financial statements of SpaceDev. The unaudited pro forma combined statements of operations are not necessarily indicative of what the actual results of operations and financial position would have been had the merger taken place on January 1 of each period presented and do not indicate future results of operations.

SpaceDev, Inc. and Subsidiaries
Pro Forma Combined Consolidating and Consolidated Statement of Operations
(Unaudited)

For the Nine Months Ended
September 30, 2006
	Consolidated	Pro Forma Adjustments	Consolidated Pro Forma
Net Sales	$24,649,426	$(265,224)	$24,384,202
Cost of Sales *	$18,081,469	(86,972)	$17,994,497
Gross Margin	6,567,957	(178,253)	$6,389,704
Operating Expenses
Marketing and sales expense	2,093,230	(178,253)	1,914,978
Research and development	270,310	-	270,310
Stock option expense *	115,693	-	115,693
General and administrative	4,300,929	-	4,300,929
Total Operating Expenses *	6,664,469	(178,253)	6,486,216
Loss from Operations	(96,512)	-	(96,512)
Non-Operating Income
Interest income	71,772	-	71,772
Interest expense	(40,954)	-	(40,954)
Non-cash interest expense	(1,918)	-	(1,918)
Gain on Building Sale	87,956	-	87,956
Total Non-Operating Income/(Expense)	116,856	-	116,856
Income Before Income Taxes	20,344	-	20,344
Income tax provision	14,290	-	14,290
Net Income	$6,054	$-	6,054

* The following table shows how the Company's stock option expense would be allocated to all expenses.

Cost of Sales	$10,287	$-	10,287
Marketing and sales	717	-	717
Research and development	-	-	-
General and administrative	90,138	-	90,138
	$101,142	$-	101,142

SpaceDev, Inc. and Subsidiaries
Pro Forma Combined Consolidated Statement of Operations
(Unaudited)

For the year ended December 31, 2005
	Consolidated	Adjustments	Consolidated Pro Forma
Net Sales	$26,767,741	$-	$26,767,741
Cost of sales	$21,627,078	-	21,627,078
Gross Margin	5,140,663	-	5,140,663
Operating Expenses
Marketing and sales expense	673,636	-	673,636
Research and development	31,940	-	31,940
General and administrative	7,082,709	-	7,082,709
Total Operating Expenses	7,788,285	-	7,788,285
Income/(Loss) from Operations	(2,647,622)	-	(2,647,622)
Non-Operating Income/(Expense)
Interest income	105,840	-	105,840
Rental income	88,146		88,146
Interest expense	(509,398)	-	(509,398)
Gain on building sale	117,272	-	117,272
Loan fee - equity compensation	(28,875)	-	(28,875)
Total Non-Operating Income/(Expense)	(227,015)	-	(227,015)
Income/(Loss) Before Income Taxes	(2,874,637)	-	(2,874,637)
Income tax provision	1,600	-	1,600
Net Income/(Loss)	$(2,876,237)	$-	(2,876,237)
Net Income/(Loss) Per Share:
Net Income/(Loss)	$(0.08)		$(0.08)
Shares Outstanding	29,551,305	4,836,696	34,388,001

10. Subsequent Events

The Company is in contract discussions and re-negotiations with a major customer over a significant fixed price development contract under which the Company is seeking various forms of contract relief, amendments and changes. As a result, the Company did not recognize any revenue or profit/loss during the 2006 third quarter relating to that contract. The Company is actively pursuing contract modifications to cover significant cost, scope and requirements changes and overruns on this contract.  As the total value, time and further requirements of the contract is currently uncertain, the Company has chosen not to recognize additional revenue under the “percentage of completion” method of accounting.  All costs related to the contract incurred since June 30, 2006 have been capitalized and are included in WIP (Work-In-Process), which includes cost in excess of billings.  A resolution is expected before the fiscal year end.

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

Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the "Risk Factors" section herein.

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

In March 2006, we submitted a proposal for the $500 million NASA Commercial Orbital Transportation Services (COTS) demonstration. COTS is a new NASA initiative designed to stimulate the commercial delivery of cargo and crew transportation to the International Space Station. More than 20 of the nation’s leading private spaceflight companies submitted proposals to compete in four specific service areas: external unpressurized cargo delivery and disposal; internal pressurized cargo delivery and disposal; internal pressurized cargo delivery, return and recovery; and, crew transportation. NASA plans to spend the $500 million on this program through 2010. In May 2006, we were selected as one of six finalists for award of the COTS program, which indicates our increasing stature and profile within our industry. We continue to demonstrate the viability of our approach for safe, rapid, affordable and advanced space services to NASA and the space community. Unfortunately, the contract was awarded in August 2006 to two other finalists, and although we generated a high level of interest in our proposal and a high level of visibility for SpaceDev within NASA, we incurred no direct return on the approximately $800,000 that we invested in proposal related costs, which costs were expensed during the first nine months of 2006.

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

During the first nine months of 2006, 46% of our net sales were generated from direct government contracts, 41% were generated from government-related work through subcontracts with others, and 13% were generated from commercial contracts. For the same nine month period in 2005, approximately 93% of our net sales were generated by government or government-related work. We will continue to seek both government and commercial business and anticipate that net sales from government sources will continue to represent in excess of 80% of our net sales for the next several years. Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring increased international revenue and contract opportunities, we are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States on some of our products.

At this time, over 99% of our forecasted sales for 2006 are under contract or near contract award. We may not be able to win enough new business to achieve our forecasted growth projection or to maintain a positive cash flow position. During the first nine months of 2006 we submitted approximately 60 bids for government or commercial programs ranging from $25,000 to $350 million and continued our work with the United States Congress to identify directed funding for our programs.

Selection of Significant Contracts

In June 2002, Starsys was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies. These gimbals are used to position six dish antenna’s and two nulling antenna systems for each of two spacecraft. Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to $7.05 million. In addition to eight flight unit deliveries per spacecraft, the program includes development and qualification hardware. This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007. Revenues from February 1, 2006 (our acquisition date of Starsys) through June 30, 2006 totaled approximately $1.8 million. We did not recognize any revenue or profit/loss during the 2006 third quarter relating to this contract, since we are pursuing contract modifications to cover significant cost, scope and requirements changes and overruns.

On March 31, 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment in support of the Advanced Systems Deputate of the Missile Defense Agency, which contract was originally awarded on March 31, 2004. The microsatellite distributed sensing experiment is now intended to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites to support national missile defense. This overall contract is proceeding under a phased approach. The first phase, executed under Task Order I for approximately $1.1 million was completed on September 30, 2004 and resulted in a general mission and microsatellite design. The second phase, executed under Task Order II for approximately $8.3 million was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed on March 31, 2006. Task Order II resulted in a detailed mission and microsatellite design, as exemplified by a successful Critical Design Review in March 2006. Task Order III, the first of several task orders expected during the third phase, was awarded to us on April 1, 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and ran through June 30, 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 30, 2006. We expect continued modifications to the current phase with additional task orders throughout 2006 and 2007. In addition to the three networked microsats under our second Task Order, the $43 million contract also originally envisioned an option for a second cluster of three microsats using laser communication technology.  We were informed in 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for the additional microsats at that time; however, the contract vehicle remained at $43 million and left open the opportunity for some other purchase to take its place.  The IDIQ (indefinite delivery, indefinite quantity) nature of the contract allows for replenishment of funds by MDA within the same contract vehicle, as work is performed and we recognize revenue. We estimated that the second cluster would have represented approximately $10 million of the $43.3 million contract, and we reduced our current backorder accordingly.  However, due to changes in the scope of work and length of the contract, we currently believe that the contract total will be back to the original $43.3 million and the remaining unbilled contract backlog of approximately $28.1 million to be secure. We recognized approximately $15.2 million in revenue under this contract from inception through September 30, 2006.

In January 2005, Starsys was awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor (APS), Scan Mirror Motor/Encoder Assembly (SMMA). The APS instrument is slated to fly on the NASA Glory mission featuring the Aerosol Polarimetry Sensor. The APS is also a prime candidate for a secondary payload on NPOESS. The SMMA consists of Starsys designed low ripple, precision brushless DC motor and optical encoder assembly. The program consists of a development unit, engineering unit, qualification / life test unit, and flight units. This contract was awarded as a cost plus, fixed fee contract at a value of $2.98 million and will conclude in December 2006. Revenues from February 1, 2006 (our acquisition date of Starsys) through September 30, 2006 totaled approximately $1.5 million

On July 18, 2005, we were awarded a subcontract to provide scientific, engineering, development and programmatic support to the development and demonstration of innovative SSA (space situational awareness) nanosatellite (<15kg) spacecraft. SSA is the ability to search, identify and monitor spacecrafts for the purpose of obtaining space superiority. The subcontract covers the conceptual/preliminary phase of development and includes all aspects of potential systems from the platforms and associated payloads to the links and nodes and ground support. The cost plus fixed fee subcontract resulted in revenues of approximately $120,000. We completed this subcontract in December 2005. In January 2006, we submitted a proposal for the next phase subcontract and, in March 2006, we were awarded the subcontract in the amount of approximately $1.2 million and began work on this phase. Revenues from February 1, 2006 (our acquisition date of Starsys) through September 30, 2006 totaled approximately $720,000.

In October 2005, Starsys was awarded a contract from General Dynamics C4 Systems to design and deliver an antenna pointing gimbal and control electronics for the GeoEye-1 program. The contract, valued at $2.0 milliom, was awarded and work has already begun on the antenna in anticipation of an on-time delivery to General Dynamics. The GeoEye-1 program is a next-generation, high-resolution commercial remote-sensing satellite scheduled for launch in early 2007. The Starsys antenna control system is uniquely designed to operate by greatly reducing motion, to the GeoEye-1 spacecraft while pictures are being taken and data is simultaneously transmitted to earth ground stations, through incorporation of a low disturbance designed micro-stepping actuator and actuator drive electronics (QuAD). Revenues from February 1, 2006 (our acquisition date of Starsys) through September 30, 2006 totaled approximately $1.4 million

On February 28, 2006, we were awarded two Boom Technology contracts for advance research and development of a self-deployed articulated boom for approximately $950,000 and a jack screw deployed boom for approximately $1.5 million by the Air Force Research Laboratory.  AFRL placed these contracts with Starsys which will leverage the significant technical talent and advances Starsys engineers have already made in this critical space technology. Revenues from February 1, 2006 (our acquisition date of Starsys) through September 30, 2006 totaled approximately $1.4 million.

In June 2006, Starsys was awarded a firm fixed price contract from Lockheed Martin Commercial Space Systems for the design, and fabrication of the antenna pointing gimbals onboard the US Navy’s, Mobile User Objective System. The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies. Options are included for additional gimbals supporting three additional spacecraft. The contract will include the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to the standard gimbals and solar array deployment hinges Starsys has previously provided for the A-2100 bus. Total contract value, with options exercised, exceeds $6.0 million. Revenues from February 1, 2006 (our acquisition date of Starsys) through September 30, 2006 totaled approximately $637,000.

In August 2006, Starsys was awarded the solar array drive, antenna pointing actuators and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter program from NASA Goddard Space Flight Center and Swales Aerospace. The contract value is in excess of $6.3 million. The LRO mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program. The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanism to align the downlink antenna for communication with earth. Starsys is to provide these actuators for the spacecraft along with the electronics to control them. A total of seven actuators and five control electronics assemblies will be delivered under the contract. Revenues from February 1, 2006 (our acquisition date of Starsys) through September 30, 2006 totaled approximately $ 284,000.

Results of Operations

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations. Please note that due to our January 31, 2006 acquisition of Starsys, all 2006 comparisons to 2005 are of limited comparative value.

Nine-Months Ended September 30, 2006 -vs.- Nine-Months Ended September 30, 2005

During the nine-months ending September 30, 2006, we had net sales of approximately $22.8 million as compared to net sales of approximately $5.9 million for the same nine month period in 2005. Sales increased primarily due to our acquisition of Starsys on January 31, 2006, which generated revenues from February 1, 2006 through September 30, 2006 of approximately $14.2 million which include approximately $300,000 of inter-company sales. Sales also increased due to revenues of approximately $8.9 million from our historic SpaceDev business which consists of existing government contracts, including our contract with the Missile Defense Agency which generated revenues of approximately $6.7 million. For the nine-months ended September 30, 2006, revenue from government and government related work was approximately $20.0 million and revenue from commercial customers was approximately $2.8 million. Our government customers include but are not limited to the Missile Defense Agency, the Air Force Research Laboratory, NASA, and the U.S. Army. Our government related work customers include but are not limited to General Dynamics, Northrop Grumman and Raytheon. Commercial customers include Lockheed Martin and Sumitomo. Revenue for the nine-months ended September 30, 2005 primarily represented approximately $4.1 million of work on the Missile Defense Agency contract. Small Business Innovation Research contracts with the Air Force Research Laboratory represented sales of approximately $1.0 million in the nine-months ended September 30, 2005 while revenues from all other programs including our effort with Andrews Space totaled approximately $800,000.

For the nine-months ended September 30, 2006, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $16.7 million, or 73.3% of net sales, as compared to approximately $4.6 million, or 76.9% of net sales, during the same period in 2005. The increase in cost of sales and the improved gross margin percentage were both due to the higher margin contracts and products sold by Starsys. We continue to focus efforts on managing our growth including but not limited to recruiting new talented engineers, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

The Company is in contract discussions and re-negotiations with a major customer of Starsys over a significant fixed price development contract on which significant cost overruns occurred and under which the Company is seeking various forms of contract relief, amendments and changes. Pending the outcome of our ability to negotiate a contract modification, we have not included in our income statements any third quarter 2006 revenue, related cost of sales, or profit/loss on this contract. If we had included them, our reported 2006 revenues would have been higher and, if retroactive effect were give to the outcome of the negotiations, our reported 2006 net income/loss (and our EBITDA), would have been either higher or lower. The Company is actively pursuing contract modifications to cover these significant cost, scope and requirements changes and overruns on this contract.  As the total value, time and further requirements of the contract is currently uncertain, the Company has chosen not to recognize additional revenue under the “percentage of completion” method of accounting.  All revenues and costs related to the contract incurred since June 30, 2006 have been capitalized and are included in deferred revenue and WIP (Work-In-Process), which includes cost in excess of billings, respectively.  A resolution is expected before the fiscal year end.

We experienced an increase of approximately $4.9 million in operating expenses from approximately $1.1 million, or 19.3% of net sales, for the nine-month period ended September 30, 2005 to approximately $6.1 million, or 26.9% of net sales, for the nine-month period ended September 30, 2006. Operating expenses include general and administrative expenses, research and development expenses, marketing and sales expenses, and stock option expenses under SFAS 123(R).

•
General and administrative expenses increased approximately $3.3 million from approximately $645,000, or 10.9% of net sales, for the nine-months ended September 30, 2005 to approximately $4.0 million, or 17.5% of net sales, for the same nine-month period in 2006. This increase is attributed mainly to the acquisition of Starsys general and administrative costs and the addition of our new Chief Executive Officer. With the addition of our new Chief Executive Officer, Mr. Benson (formerly our Chief Executive Officer) became our Chief Technology Officer with most of his 2006 expenses being charged to research and development. Most of Mr. Benson’s expenses in 2005 were charged to marketing and sales. In addition, we have created a corporate business management group and we expect to recognize some cost saving and efficiencies as the companies consolidate and eliminate redundancies in certain general and administrative functions.

•
Research and development expenses increased to approximately $276,000, or 1.2% of net sales, for the nine-months ended September 30, 2006, from approximately $9,600, or 0.2% of net sales, during the same period in 2005. The total dollar value increased by approximately $266,000, mainly due to the creation of the Chief Technology Officer position at the end of 2005, the reallocation of Mr. Benson’s expenses from marketing and sales to research and development and an investment in some new technologies. Most of our scientific work is performed under contracts and therefore is accounted for as costs of sales, rather than as R&D expense. On September 28, 2006, Mr. Benson has stepped down from his role as Chief Technology Officer in order to launch a new independent venture, Benson Space Company, focused on the marketing of commercial space tourism.

•
Marketing and sales expenses increased to approximately $1.9 million, or 8.2% of net sales, for the nine-months ended September 30, 2006, from approximately $493,000, or 8.3% of net sales, during the same period in 2005. The total dollar increase of approximately $1.4 million was mainly due to costs related to bidding a number of proposals, including approximately $800,000 for our NASA COTS proposal, during the first nine-months of 2006 as well as absorbing a larger marketing and sales organization as part of the merger with Starsys.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method. Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility ranged from 86.7% to 89.1% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted. The total expense for the nine-months ended September 30, 2006 was approximately $101,000 as compared to no expense during the same period in 2005, as we adopted SFAS 123(R) on January 1, 2006.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses. Non-operating gain and income exceeded non-operating expenses beginning in 2005, and since then, we have recorded non-operating income.

•
Interest expense for the nine-months ended September 30, 2006 and 2005 was approximately $18,000 and $2,000, respectively, as we incurred no interest expense on our former revolving credit facility, which had a zero balance for the nine-months ended September 30, 2006 and 2005. We have recently entered into a new revolving credit facility on September 29, 2006; however, the interest expense for the two days was insignificant. We generated interest income in the nine-months ended September 30, 2006 and 2005 of approximately $43,000 and $70,000, respectively, due to our cash management practices.

•
We recognized approximately $88,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the nine-month periods ended September 30, 2006 and 2005, and we will continue to amortize the remaining deferred gain of approximately $743,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

During the nine-months ended September 30, 2006, we generated net income of approximately $65,000, or 0.3% of net sales, despite recognizing over $101,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $348,000, or 5.9% of net sales, for the same nine-month period in 2005. During the nine-months ended September 30, 2006, we incurred a positive EBITDA (earnings before interest, taxes depreciation and amortization) of approximately $682,000, or 3.0% of net sales, compared to a EBITDA of approximately $331,000, or 5.4% of net sales, for the nine-months ended September 30, 2005.

The following table reconciles Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to net income for the nine-months ended September 30, 2006 and 2005, respectively:
For the nine months ending	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
Net Income	$64,678	$348,413
Interest Income	(43,466)	(69,631)
Interest Expense	18,471	2,282
Non-Cash Interest Expense	1,918	28,875
Gain on Building Sale	(87,956)	(87,954)
Stock Option Expense	101,142	0
Provision for income taxes	14,290	1,200
Depreciation and Amortization	613,166	108,271
EBITDA *	$682,243	$331,457
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

The following charts illustrate our quarterly trend in total revenue as well as in EBITDA for the period from March 31, 2004 to September 30, 2006.

For the three months ending	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06
	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )
Net Income (Loss)	$(442,549)	$(1,286,866)	$(602,888)	$(694,750)	$101,223	$110,938	$136,251	$152,851	$7,017	$36,204	$21,457
Interest Income	-	-	(5,619)	(13,386)	(7,960)	(36,824)	(24,848)	(36,208)	(33,615)	(7,137)	(2,714)
Interest Expense	19,788	19,736	23,110	(6,707)	1,222	609	452	590	5,283	5,346	7,842
Non-Cash Interest Expense	464,000	1,329,313	663,481	797,636	-	28,875	-	-	-	-	1,918
Gain on Building Sale	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,318)	(29,317)	(29,316)
Stock Option Expense	-	-	-	-	-	-	-	-	90,701	24,992	(14,551)
Provision for income taxes	-	-	-	1,600	400	400	400	400	4,235	5,000	5,055
Depreciation and Amortization	15,954	16,533	22,749	28,250	29,061	35,077	44,078	83,708	147,370	225,130	240,666
EBITDA	$27,874	$49,398	$71,515	$83,325	$94,628	$109,758	$127,015	$172,023	$191,673	$260,218	$230,357

On January 1, 2006, the Company adopted SFAS 123(R), which requires companies to measure an equity instrument based on the grant-date fair value of the award and expense the value. The Company uses the Black-Scholes pricing model to determine the fair value of its options on the measurement date. The cost is recognized over the requisite period (usually the vesting period). During the first nine months of 2006, the Company had stock option expense of approximately $101,000 related to stock option awards coincident with the Starsys merger. Without the adoptions of SFAS 123(R), the Company's operating income, net income and net income per share would have been increased to the pro forma non-GAAP amounts indicated below:

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations - Supplemental Schedule

	Three Months Ended				Nine Months Ended
At September 30,	2006%		2005%		2006%		2005%
GAAP Operating Income	$4,239	0.1%	$82,937	1.4%	$(32,065)	-0.1%	$223,185	3.8%
FAS 123(R) stock -based compensation	(14,551)	-0.2%	-	0.0%	101,142	0.4%	-	0.0%
Non-GAAP Operating Income	(10,312)	-0.1%	82,937	1.4%	69,077	0.3%	223,185	3.8%
Non-Operating Income/(Expense)
Interest income	2,714	0.0%	24,848	0.4%	43,466	0.2%	69,632	1.2%
Interest expense	(7,842)	0.0%	(452)	0.0%	(18,471)	-0.1%	(2,283)	0.0%
Gain on building sale	29,319	0.1%	29,318	0.5%	87,956	0.4%	87,953	1.5%
Non-Cash loan fee	(1,918)	0.0%	0	0.0%	(1,918)	0.0%	(28,875)	-0.5%
Total Non-Operating Income	22,273	0.1%	53,714	0.9%	111,033	0.5%	126,427	2.1%
Non-GAAP Net Income Before Taxes	$11,961	0.1%	$136,651	2.3%	$180,110	0.8%	$349,612	5.9%
Income tax provision	5,055	0.0%	400	0.0%	14,290	0.1%	1,200	0.0%
Non-GAAP Net Income	$6,906	0.0%	$136,251	2.3%	$165,820	0.7%	$348,412	5.9%
Non-GAAP Net Income	6,906		136,251		165,820		348,412
Less Preferred Dividend Payments	(150,842)		(42,737)		(446,791)		(128,210)
Adjusted Net Income/(Loss) for EPS Calculation	(143,936)		93,514		(280,971)		220,202
Non-GAAP Net Income Per Share	$(0.00)		$0.00		$(0.01)		$0.01
Weighted-Average Shares Outstanding	29,027,350		21,241,448		28,419,751		21,777,211
Fully Diluted Non-GAAP Net Income Per Share:	$(0.00)		$0.00		$(0.01)		$(0.01)
Fully Diluted Weighted-Average Shares Outstanding	29,027,350		23,831,994		28,419,751		25,230,427

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

Three-Months Ended September, 2006 -vs.- Three-Months Ended September 30, 2005

In the three-months ended September 30, 2006, we had net sales of approximately $7.0 million as compared to net sales of approximately $2.2 million for the same three month period in 2005. Sales increased primarily due to our acquisition of Starsys on January 31, 2006, which generated revenues for the third quarter of approximately $4.5 million. Sales also increased due to revenues for the third quarter of approximately $1.8 million from our historic SpaceDev business which consists of an existing contract with the Missile Defense Agency as well as other new and ongoing government business. For the three-months ended September 30, 2006, revenue from government and government related work was approximately $5.9 million and revenue from commercial customers was approximately $1.1 million. Revenue for the three-months ended September 30, 2005 primarily represented $1.4 million of work for the Missile Defense Agency contract. Small Business Innovation Research contracts with the Air Force Research Laboratory represented sales of approximately $800,000 in the three-months ended September 30, 2005.

For the three-months ended September 30, 2006, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $5.1 million, or 73.1% of net sales, as compared to approximately $1.7 million, or 76.5% of net sales, during the same period in 2005. The increase in cost of sales and the improved gross margin percentage were both due to the higher margin contracts and products sold by Starsys. We continue to focus efforts on managing our growth including but not limited to recruiting new talented engineers, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

The Company is in contract discussions and re-negotiations with a major customer of Starsys over a significant fixed price development contract on which significant cost overruns occurred and under which the Company is seeking various forms of contract relief, amendments and changes. Pending the outcome of our ability to negotiate a contract modification, we have not included in our income statements any third quarter 2006 revenue, related cost of sales, or profit/loss on this contract. If we had included them, our reported third quarter 2006 revenues would have been higher and, if retroactive effect were give to the outcome of the negotiations, our reported third quarter 2006 net income/loss (and our EBITDA), would have been either higher or lower. The Company is actively pursuing contract modifications to cover these significant cost, scope and requirements changes and overruns on this contract.  As the total value, time and further requirements of the contract is currently uncertain, the Company has chosen not to recognize additional revenue under the “percentage of completion” method of accounting.  All revenues and costs related to the contract incurred since June 30, 2006 have been capitalized and are included in deferred revenue and WIP (Work-In-Process), which includes cost in excess of billings, respectively.  A resolution is expected before the fiscal year end.

We experienced an increase of approximately $1.4 million in operating expenses from approximately $442,000, or 19.8% of net sales, for the three-month period ended September 30, 2005 to approximately $1.9 million, or 26.8% of net sales, for the three-month period ended September 30, 2006. Operating expenses include general and administrative expenses, research and development expenses, marketing and sales expenses, and stock option expenses under SFAS 123(R).

•
General and administrative expenses increased approximately $1.0 million from approximately $253,000, or 11.3% of net sales, for the three-months ended September 30, 2005 to approximately $1.3 million, or 18.3% of net sales, for the same three-month period in 2006. This increase is attributed mainly to the acquisition of Starsys general and administrative costs and the addition of our new Chief Executive Officer. With the addition of our new Chief Executive Officer, Mr. Benson (formerly our Chief Executive Officer) became our Chief Technology Officer with most of his third quarter 2006 expenses being charged to research and development. Most of Mr. Benson’s expenses in the third quarter of 2005 were charged to marketing and sales. In addition, we have created a corporate business management group and we expect to recognize some cost saving and efficiencies as the companies consolidate and eliminate redundancies in certain general and administrative functions.

•
Research and development expenses increased to approximately $71,000 or 1.0% of net sales for the three-months ended September 30, 2006, from approximately $400, or 0.0% of net sales, during the same period in 2005. The total dollar value increased by approximately $70,000, mainly due to creation of the Chief Technology Officer position at the end of 2005, the reallocation of Mr. Benson’s expenses from marketing and sales to research and development and an investment in some new technologies. Most of our scientific work is performed under contracts and therefore is accounted for as costs of sales, rather than as R&D expense. On September 28, 2006, Mr. Benson has stepped down from his role as Chief Technology Officer in order to launch a new independent venture, Benson Space Company, focused on the marketing of commercial space tourism.

•
Marketing and sales expenses increased to approximately $525,000, or 7.5% of net sales, for the three-months ended September 30, 2006, from approximately $189,000, or 8.4% of net sales, during the same period in 2005. The total dollar increase of approximately $336,000 was mainly due to costs related to bidding a number of proposals, including approximately $139,000 for our NASA COTS proposal during the three months ended September 30, 2006 as well as absorbing a larger marketing and sales organization as part of the merger with Starsys.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method. Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility was 86.7%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted. The total expense for the three-months ended September 30, 2006 was approximately ($15,000) as compared to no expense during the same period in 2005, as we adopted SFAS 123(R) on January 1, 2006. The credit was due to a recapture of expenses for conditional options where the conditions were not met.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses. Non-operating gain and income exceeded non-operating expenses beginning in 2005, and since then, we have recorded non-operating income.

•
Interest expense for the three-months ended September 30, 2006 and 2005 was approximately $7,800 and $500, respectively. We generated interest income in the three-months ended September 30, 2006 and 2005 of approximately $2,700 and $25,000, respectively, as our funds available for investment declined.

•
We recognized approximately $29,000 of the 2003 deferred gain on the sale of our Poway headquarters building during each of the three-months ending September 30, 2006 and 2005, and we will continue to amortize the remaining deferred gain of approximately $743,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

During the three-months ended September 30, 2006, we experienced net income of approximately $21,000, or 0.3% of net sales, which includes a recapture of approximately $15,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $136,000, or 6.1% of net sales, for the same three-month period in 2005. During the three-months ended September 30, 2006, we incurred a positive EBITDA (earnings before interest taxes depreciation and amortization) of approximately $230,000, or 3.3% of net sales, compared to a EBITDA of approximately $127,000, or 5.7% of net sales, for the three-months ended September 30, 2005.

The following table reconciles EBITDA to net income for the three-months ended September 30, 2006 and 2005, respectively. The 2006 third quarter represents another consecutive quarter of positive EBITDA:

For the three months ending	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
Net Income	$21,457	$136,251
Interest Income	(2,714)	(24,848)
Interest Expense	7,842	452
Non-Cash Interest Expense	1,918	-
Gain on Building Sale	(29,319)	(29,318)
Stock Option Expense	(14,551)
Provision for income taxes	5,055	400
Depreciation and Amortization	240,666	44,078
EBITDA *	$230,354	$127,015
* Earnings Before Interest, Taxes, Depreciation and Amortization. We exclude stock option expense and non-cash loan fees from EBITDA as well. Not every company that reports EBITDA defines it in the same way.

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

Liquidity and Capital Resources

Cash Flows for Nine-Months Ended September 30, 2006 -vs.- Nine-Months Ended September 30, 2005

Net decrease in cash during the nine-months ended September 30, 2006 was approximately $2.1 million compared to a cash decrease of $1.0 million for the same nine-month period in 2005, primarily due to the acquisition of Starsys Research Corporation and related debt repayment and transaction costs. These items were partially offset by the sale of our Series D-1 Preferred Stock to a small group of institutional investors in January 2006. Net cash used in operating activities totaled approximately $1.3 million for the nine-months ended September 30, 2006, a decrease of approximately $1.6 million, as compared to approximately $313,000 provided by operating activities during the same nine-month period in 2005, primarily due to the need to use our cash resources to pay accounts payable and fund accounts receivable, which we assumed upon the acquisition of Starsys.

Net cash used in investing activities totaled approximately $2.2 million for the nine-months ended September 30, 2006, compared to approximately $2.0 million used in investing activities during the same nine-month period in 2005. The slight increase in cash used in investing activities is primarily due to our forgiving our $1.2 million loan to Starsys, which was insolvent at the time we acquired it, as well as an increase in the purchases of fixed assets. We had made this loan to Starsys during the third quarter of 2005.

Net cash provided by financing activities totaled approximately $1.5 million for the nine-months ended September 30, 2006, which is an increase of approximately $875,000 from the approximately $620,000 provided by financing activities during the same nine-months in 2005. This is primarily attributable to the sale of our Series D-1 Preferred Stock in January 2006, which was then used to fund the merger with Starsys and pay off secured debt, and to our new revolving credit facility that we opened in September 2006.

At September 30, 2006, our cash, which included cash reserves and cash available for investment, was approximately $3.7 million, as compared to approximately $4.0 million at September 30, 2005, a decrease of approximately $300,000.

As of September 30, 2006, our backlog of funded and non-funded business was approximately $50 million, compared to approximately $33 million as of September 30, 2005.

As of September 30, 2006 there has been no material changes in the Company's utilization of net operating carryforwards or effective tax rate from those reported in our form 10-KSB annual report filed on March 28, 2006.  Pursuant to Internal Revenue Code Section 382 and 383, our use of net operating loss and credit carry forwards may be limited as a result of the cumulative changes in the ownership of more than 50% over a three year period.

Our ability to increase cash generation from operations and thereby avoid a necessity to need to raise additional capital depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) our ability to effectively integrate operations with Starsys, manage the uncertainties in the government budgeting process, implement cost controls and limit the possibility of further cost overruns on fixed-price contracts, and generate substantial new revenue from customers, including but not limited to, the Missile Defense Agency.

Critical Accounting Standards

Due to the acquisition of Starsys, our revenues transitioned in 2006 from being primarily cost plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed, to a combination of cost plus fixed fee contracts and fixed-price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable (see the Notes to our Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. In addition, when the total value of a contract becomes uncertain (such as when a contract modification to reflect cost overruns is being negotiated), we may be unable to report further revenues on the contract under the percentage-of-completion method until the uncertainty is resolved.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants and vesting of employee stock options beginning January 1, 2006, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123(R) became effective January 1, 2006 for calendar year companies. Accordingly, we implemented the revised standard in the first quarter of 2006. (See Note 4 to our consolidated financial statements for additional information.)

On December 20, 2005, in response to SFAS 123(R), our Board of Directors accelerated the vesting of all unvested stock options held by current employees, including executive officers, and members of the Board of Directors.

Recent Accounting Pronouncements

There were no recent Accounting Pronouncements that affected the Company during the third quarter of 2006. For past pronouncements, please refer to our Form 10-KSB filed on March 28, 2006.

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

In prior years, both SpaceDev and Starsys have experienced operating losses and, in some periods, revenues from operations have not been sufficient to fund their respective operations. On a pro forma basis, the combined company would have had a net loss from operations of approximately $5.0 million for the year ended December 31, 2004 and $2.9 million for the year ended December 31, 2005, assuming the merger had occurred on January 1, 2004. Starsys was insolvent at the time we acquired it. The success of the combined company's business depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to attract and successfully complete additional government and commercial contracts, and possibly to obtain additional financing. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

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

Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts. Starsys has experienced significant cost overruns on development projects under its fixed-price contracts, resulting in estimated losses on uncompleted contracts of $2.7 million for Starsys' fiscal 2004, and an additional $2.5 million for the twelve months ended December 31, 2005. As of December 31, 2005, based on a formal evaluation process, Starsys reserved approximately $1.5 million for potential risks on these remaining development projects, which has been reduced to approximately $855,000 as of September 30, 2006. Fixed-price contracts may provide for sharing of unexpected costs incurred or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance other than costs. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared. Starsys experienced significant cost overruns on a sizable contract, particularly in the third quarter of 2006. We are attempting to negotiate with the customer for a contract modification which would defray some or all of the cost overruns, but there can be no assurance that this negotiation will be successful. Any significant overruns in the future could materially impair our liquidity and operations.

When contract provisions produce unfavorable results for us, or fixed price development contracts result in losses, we generally do not have the legal or economic leverage needed to easily obtain renegotiated terms.  Our customers generally would not fear any threat we might make to withhold future business, and our financial and business position make litigation an unfavorable option for us.  On the other hand, the reverse might be true of our customer, who tend to be large aerospace companies with significant resources.  For example, we are currently seeking to negotiate revisions to a major Starsys fixed-price contract on which we have experienced significant cost overruns, but there can be no assurance that our attempt to renegotiate will be successful.  In addition, United States government contracts are generally terminable for convenience by the customer, but we generally do not have a corresponding contractual right to terminate our important contracts for convenience.

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

If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of SpaceDev common stock may decline. This could occur if, among other reasons:
•	the integration of the two companies is unsuccessful;
•	the combined company does not achieve the expected benefits of the merger as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated;
•	the combined company's financial results after the merger are not consistent with the expectations of management or financial or industry analysts;
•	the anticipated operating and product synergies of the merger are not realized;
•	the combined company experiences the loss of significant customers or employees as a result of the merger; or
•	Starsys' business continues to incur major cost overruns or remains unprofitable for other reasons.

We need to invest in Starsys to support its business recovery.

Starsys was insolvent at the time of the merger and we have begun making post-acquisition cash investments into Starsys. As stated previously, SpaceDev and Starsys have experienced losses from operations in prior periods, requiring that we seek additional financing to support our businesses. Our operating plans assume revenue and cash growth from SpaceDev and Starsys. If we are unable to effectively integrate our new subsidiary, or if we are unable to create positive cash flow within SpaceDev or Starsys, our cash flow and operating results could be adversely affected.

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

Finally, prime contracts in our business may be large in dollar amount and critical to national interests. As a practical matter, smaller companies are at a disadvantage when competing to be awarded such contracts as the prime contractors, due to the customer perception that larger companies might be more stable.

Our common shareholders will experience dilution if our preferred stock is converted or our outstanding warrants and options are exercised.

As of September 30, 2006, we are obligated to issue 9,063,433 shares of SpaceDev common stock if all of our outstanding warrants are exercised and shares of preferred stock converted.  In addition, as of September 30, 2006, we had outstanding stock options to purchase an aggregate of 11,547,700 shares of SpaceDev common stock, of which 10,256,700 are currently vested.  The total number of shares, issuable upon the exercise or conversion of currently vested warrants, options and preferred stock (19,320,133 shares) represents approximately 66% of our issued and outstanding shares of common stock as of September 30, 2006.

Our historic SpaceDev business' limited operating history and lack of experience in our new or proposed lines of business make it difficult to predict our future prospects.

Although Starsys has an operating history of almost twenty years, SpaceDev’s historic business has a limited operating history and, as a result, our pro forma historical financial information is of limited value in projecting our future success in these markets. SpaceDev launched its first microsatellite, CHIPSat, in January 2003 and, in June, September and October, 2004, SpaceDev’s hybrid rocket technology was first utilized in connection with SpaceShipOne. We hope to sell an increasing percentage of SpaceDev's products and services in commercial markets, but virtually all of SpaceDev's historical work has been from government contracts and government-related work. Our microsatellites, nanosatellites and launch services may not achieve market acceptance, and our future prospects are therefore difficult to evaluate.

In addition to many other risks involving this effort, we recently announced our intention to enter the launch services market by providing a microsat bus, integration services, and a launch vehicle as a package. We will be dependent on the performance of Space Exploration Technologies, a small company with limited operating history which has not yet had a successful launch, for our first launch vehicle.

We may not successfully or timely develop products.

Many of our products and technologies are currently in various stages of development. Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability. Additionally, the final cost of development cannot be determined until development is complete. Most of our development work is in fact performed under contracts from our customers. Our ongoing and future product development will depend, in part, on the ability to timely complete our projects within estimated cost parameters and ultimately deploy the product in a cost-effective manner. In addition, Starsys has contracted to execute development programs under fixed price contracts. Under these contracts, even if our costs begin to exceed the amount to be paid by the customer under the contract, we are required to complete the contract without receiving any additional payments from the customer. It is difficult to predict accurately the total cost of executing these programs. If the costs to complete these programs significantly exceed the payments from the customers under the contracts, our results of operations will be harmed.

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

Our operating results may fluctuate from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this "Risk Factors" section:

•	we may not be awarded all stages of existing or future contracts;
•	significant contracts may be awarded to our competitors rather than to us;
•	the timing of new technological advances and product announcements or introductions by us and our competitors;
•	changes in the terms of our arrangements with customers or suppliers;
•	our current reliance on a few customers for a significant portion of our net sales;
•	the failure of our key suppliers to perform as expected;
•	general or particular political conditions that could affect spending for the products that we offer;
•	changes in perception of the safety of space travel;
•	delays or failures to satisfy our obligations under our contracts on a timely basis;
•	the failure of our products to successfully launch or operate;
•	the uncertain market for our technology and products;
•	the availability and cost of raw materials and components for our products; and
•	the potential loss of or inability to hire key personnel.

Our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

In addition, our acquisition of Starsys may render period-to-period comparisons of our operating results not meaningful, but market investors may over-respond to such comparisons.

We face significant competition and many of our competitors have greater resources than we do.

We face significant competition for our government and commercial contracts. Many of our competitors have greater resources than we do and may be able to devote greater resources than us to research and development and marketing. Given the sophistication inherent in any space company's operations, larger competitors may have a significant advantage and may be able to more efficiently adapt and implement technological advances. In addition, larger and financially stronger corporations have advantages over us in obtaining space and defense contracts due to their superior marketing (lobbying) resources and the perception that they may be a better choice than smaller companies for mission-critical projects because of the higher likelihood that they will be able to continue in business for the necessary future period. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than we possess, could seek to produce products or services that compete with our products or services, including new mechanisms and electromechanical subsystems using new technology which could render our products less viable. Some of our foreign competitors currently benefit from, and others may benefit in the future from, subsidies from or other protective measures implemented by their home countries.

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

Our U.S. government contracts are subject to audits that could result in a material adverse effect on our financial condition and results of operations if a material adjustment is required.

The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency, by other agencies of the U.S. government or by prime contractors. These entities have the right to audit our cost estimates and/or allowable cost allocations with respect to certain contracts. From time to time we may in the future be required to make adjustments and reimbursements as a result of these audits. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve contract termination, suspension, fines, injunctions or other sanctions.

Our success depends on our ability to retain our key personnel. The December 20, 2005 acceleration of vesting all outstanding stock options, in anticipation of the January 1, 2006 implementation of SFAS 123(R), reduced the effectiveness of the stock options as a retention device.

Our success will be dependent upon the efforts of key members of our management and engineering team, including our chief executive officer, Mark N. Sirangelo, our president and chief financial officer, Richard B. Slansky, the managing director of SpaceDev, Scott Tibbitts, the president of Starsys, Inc., Robert Vacek, and certain other SpaceDev and Starsys personnel. The loss of any of these persons, or other key employees, including personnel with security clearances required for classified work and highly skilled technicians and engineers, could have a material adverse effect on us. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel. The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us. At this time we do not maintain key man life insurance on any of our key personnel.

Our founder and former chief executive officer, James W. Benson, resigned as our chairman and chief technology officer in September 2006. The departure of a founder, who has helped to shape our culture and vision, is always a special challenge for an emerging company.

Historically, we have used vesting stock options to enhance our ability to retain key personnel. If the employee leaves us before the vesting period has been completed, the employee must forfeit any unvested portion of the stock options. In December 2005, in order to avoid adverse financial reporting effects in future years under SFAS 123(R), a new accounting standard, we eliminated all future vesting requirements on all of our 8,031,036 stock options then outstanding and in the hands of employees, officers, and directors. We continue to use vesting stock options as an incentive; however, as a result of SFAS 123(R) and other issues, the number of options being granted has been reduced.

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

Our competitive position may be seriously damaged if we cannot protect intellectual property rights in our technology.

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

The market prices of securities of technology-based companies like ours, particularly in industries (also like ours) where substantial value is ascribed to a hope for future increase in the size of the total market, are often highly volatile. The market price of our common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control, including:

•	deviations in our results of operations from estimates;
•	changes in estimates of our financial performance;
•	changes in our markets, including decreased government spending or the entry of new competitors;
•	awards of significant contracts to competitors rather than to us;
•	our inability to obtain financing necessary to operate our business;
•	changes in technology;
•	potential loss of key personnel;
•	short selling;
•	changes in market valuations of similar companies and of stocks generally;
•	the Starsys merger;
•	volume fluctuations generally, including resales by former Starsys stockholders or by Laurus; and,
•	other factors listed above in "Our operating results could fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline."

Changes in stock option accounting rules may adversely affect our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our efforts in recruiting additional employees.

Technology companies, in general, and our company in particular, depend upon and use broad based employee stock option programs to hire, incent and retain employees in a competitive marketplace. Through fiscal 2005, we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body adopted SFAS 123(R), a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are now recording these expenses beginning with the first quarter of 2006. The change in accounting rules will lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings. This may negatively impact our future stock price. If in order to protect reported earnings we cut back on the use of stock options, we could lose the advantage of a valuable incentivizing tool and could be placed at a competitive disadvantage by other potential employers who were more willing to grant stock options.

The concentration of ownership of our common stock gives a few individuals significant control over important policy decisions and could delay or prevent changes in control.

As of September 30, 2006, our executive officers and directors together beneficially owned approximately 47.95% of the issued and outstanding shares of our common stock. As a result, these persons could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving us. In addition, through control of the board of directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

Our current business plan contemplates the migration of SpaceDev's technology from projects into products for microsatellites and hybrid rocket motors over the next several years. Our Starsys technology may migrate or expand into from a component business into a structures and/or subsystem business over the next several years. In the meantime, we are investigating other applications of our technology and other markets for our technologies and prospective products. Our expansion into new lines of business may be difficult for us to manage because they may involve different disciplines and require different expertise than our core business. Consequently, this expansion may divert management's time and attention away from our core business, and we may need to incur significant expenses in order to develop the expertise, and reputation we desire. Any revenues generated by new lines of business may not be significant enough to offset the expenditures required to enter such business, or provide the anticipated return on investment.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and any stock exchange on which our stock may be listed in the future. These laws, rules and regulations, which are already known to be burdensome and costly, continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and independent registered public accounting firm reports on internal controls as part of our annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act (unless an August 2006 SEC proposal to delay the auditor attestation requirement for one year for smaller companies is adopted). We are in the process of evaluating our control structure and processes to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

The terms of our outstanding shares of preferred stock, and any shares of preferred stock issued in the future, may reduce the value of your common stock.

We have authorized to issue up to 10,000,000 shares of preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Convertible Preferred Stock and 4,789 shares of our Series D-1 Preferred Stock. Our board of directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

Because our common stock is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

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

Our secured debt financing is expensive and onerous.

On September 29, 2006, we entered into a secured revolving credit facility with Laurus.  Although the maximum size of the facility is $5,000,000, actual borrowings are limited by a formula based on our eligible accounts receivable and eligible inventory.  Our initial borrowing was approximately $1.9 million.  We paid a loan fee at closing in the form of common stock valued at $350,000.  In addition, we will be required to pay Laurus additional loan fees in the form of common stock valued at $200,000 on each anniversary date of the facility, if the facility remains in place.  In addition, the outstanding balance on the facility bears interest at a floating rate of prime plus 200 basis points, and the maximum life of the facility is three years. Laurus has piggyback registration rights subject to certain underwriters’ restrictions. The facility is a secured debt, collateralized by substantially all of the Company's and its subsidiaries' assets. The facility contains certain default provisions. In the event of a default by the Company, the Company will be required to pay an additional fee per month until the default is cured. Laurus has the option of accelerating the entire principal balance and requiring the Company to pay a premium in the event of an uncured default. The Company paid to certain persons designated by Laurus in the amount of $9,500 for legal fees and expenses in structuring the facility, conducting due diligence and escrow fees. In addition, the Company paid a finder’s fee in the amount of $35,000 and paid Laurus a facility fee of 3.5%, or approximately $140,000, of the facility amount, which facility fee is being expensed over the life of the note.

Any further debt financing, if available at all when needed, might require further expensive and onerous financial terms, security provisions and restrictive covenants.  If we cannot repay or refinance our debt when it comes due, we would be materially adversely affected.

ITEM 3.  CONTROLS AND PROCEDURES

Mark N. Sirangelo, our chief executive officer, and Richard B. Slansky, our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2006, we entered into a $5.0 million financing arrangement with Laurus. The terms and conditions of the proposed financing, which acts as a revolving credit facility included the issuance of 310,009 shares of our restricted common stock at $1.13 per share valued at $350,000 at closing.

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

PROPOSAL 2: To approve the appointment of PKF, Certified Public Accountants, as our independent public accountants for the fiscal year ending December 31, 2006:

Issue		For	Against	Abstain
Accountants	Total	21,295,886	49,148	36,914

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.
10.1	Secured Revolving Note issued to Laurus Master Fund, Ltd. dated September 29,2006		X	8-K/A	Oct. 10, 2006	99.1
10.2	Security Agreement with Laurus Master Fund, Ltd. dated as of September 29,2006		X	8-K/A	Oct. 10, 2006	99.2
31.1	Rule 13a-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) certification of Chief Financial Officer	X
32.1	Section 1350/Rule 13a-14(b) certifications	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpaceDev, Inc.
Registrant

Dated: November 13, 2006                    By: /s/ Mark N. Sirangelo
Mark N. Sirangelo
Chief Executive Officer

Dated: November 13, 2006                   By: /s/ Richard B. Slansky
Richard B. Slansky
President & Chief Financial Officer