Form 10KSB
period 2006-12-31
SPACEDEV INC
filed 2007-04-02
CIK 1031833

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number 000-28947

SPACEDEV, INC.
(Name of small business issuer in its charter)

        Colorado                        84-1374613
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)           Identification number)

13855 Stowe Drive, Poway, California          92064
  (Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code: (858) 375-2030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None.	None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: $32,555,570

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the stock was sold, (the closing price of such stock, as reported by the NASD Over-the-Counter Bulletin Board) as of March 5, 2007 was $19,670,605.

As of March 5, 2007, Registrant had outstanding 29,560,342 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

TABLE OF CONTENTS	II
PART I	1
Forward Looking Statements	1
ITEM 1. DESCRIPTION OF BUSINESS	1
Available Information	1
General	1
Business Strategy	7
Products and Services; Market	8
Components and Raw Materials	12
Competition	13
Regulation	14
Employees	16
Intellectual Property	16
Quality Assurance and Testing	16
Research and Development	17
United States Government Contracts	17
RISK FACTORS	18
Risks Related to our Company	18
ITEM 2. DESCRIPTION OF PROPERTY	32
ITEM 3. LEGAL PROCEEDINGS	33
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
PART II	34
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	34
Market Information	34
Holders of Record	34
Dividends	34
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	35
Overview	35
Financing	36
Selection of Significant Contracts	37
Results of Operations	40
Liquidity and Capital Resources	46
Critical Accounting Standards	48
Recent Accounting Pronouncements	49
ITEM 7. FINANCIAL STATEMENTS	50
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AND FINANCIAL DISCLOSURE	50
ITEM 8A. CONTROLS AND PROCEDURES	50
ITEM 8B. OTHER INFORMATION	50
PART III	51
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT	51
Committees Of The Board Of Directors	53
Section 16 Beneficial Ownership Reporting Compliance	55
ITEM 10. EXECUTIVE COMPENSATION	55
Executive Officer Compensation	55
Director Compensation	57
Employment Agreements, Termination of Employment Arrangements and Change of Control Agreements	58
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS	60
Equity Compensation Plan Information	62
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND INDEPENDENCE	63
Director Independence	63
ITEM 13.EXHIBITS	64
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	68
CONSOLIDATED FINANCIAL STATEMENTS	F-1

PART I

Forward Looking Statements

The text of this Annual Report should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation," in this Form 10-KSB and in our other SEC reports.

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

ITEM 1. DESCRIPTION OF BUSINESS

Available Information

We maintain internet websites at www.spacedev.com and www.starsys.com, which are being upgraded and integrated this year. In addition to news and other information about us, we make available on or through the Investor Relations section of our website our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, and all amendments to these reports via a link to the Securities and Exchange Commission website at www.sec.gov as soon as reasonably practical after we electronically file this information with the Securities and Exchange Commission. Copies of information on us may be requested by contacting our Investor Relations Department either by e-mail at investor.relations@spacedev.com or by telephone at (858) 375-2026. All materials are available free of charge. The materials are also available at the SEC's Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at (800) SEC-0330.

General

SpaceDev, Inc., including our wholly-owned active subsidiary, Starsys, Inc., which was acquired by us on January 31, 2006, (the "Company," "SpaceDev," "we," "us" or "our") is engaged in the conception, design, development, manufacture, integration, sale and operation of space technology systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft. We are currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.

Our primary products, mission solutions and services include the following:

•	Small Spacecraft. Sophisticated small, micro- and nano- satellites for remote sensing, military, scientific and commercial missions, and space-related technical support services.

•
Propulsion Products and Services. We are in the process of developing hybrid rocket-based launch vehicles, orbital maneuvering and orbital transfer vehicles as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. We are also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets, and small high performance space vehicles and subsystems. Our non-explosive hybrid rocket motors use synthetic rubber as the fuel, and nitrous oxide for the oxidizer to make the rubber burn. Traditional rocket motors use two liquids, or a solid propellant that combines the fuel and oxidizer, but both types of rocket motors are explosive, and all solid motors produce copious quantities of toxic exhaust. Our hybrid rocket motors are non-toxic and do not detonate like solid or liquid rocket motors.

•
Space Components and Mechanisms. We manufacture a wide range of products that include high output paraffin actuators, hinges, battery bypass switches, bi-axis gimbals, flat plate gimbals, solar array pointing mechanisms, restraint devices, thermal switches, thermal louvers, and cover systems. These products are sold both as "off-the-shelf" catalog products, which represent previously qualified devices with spaceflight history, and as custom systems that are developed for specific applications. Our products are typically sold directly to spacecraft manufacturers.

•	Structures. We design and manufacture deployable space structures and other structural subsystems for spacecraft, which may or may not incorporate our cover systems or other components and mechanisms.

Our customer base is segregated into three major segments: (1) domestic and international commercial spacecraft companies; (2) civil spacecraft (i.e., NASA) that are primarily scientific in nature; and, (3) defense spacecraft that support the United States' military capability. We also offer products to non-space customers, including aerospace, maritime, educational institutions, and industrial customers.

Our engineering and manufacturing capabilities position us to provide spacecraft buses, mechanical and electromechanical subsystems for spacecraft, deployable booms for spacecraft, and other spacecraft products and subsystems. Our strategy is to identify opportunities to develop products from our various technologies and product expertise areas. The product life cycle for our products within the space industry can range from less than three years to more than fifteen years.

Our historic SpaceDev business approach was to provide smaller spacecraft - generally 250 kg (550 pounds) mass and less - and cleaner, safer hybrid propulsion systems to commercial, government, university, and limited international customers. We are developing smaller spacecraft and miniaturized subsystems using proven, lower cost, high-quality off-the-shelf components. Our space products are modular and reproducible, which allows us to create affordable space solutions for our customers. By utilizing our innovative technology and experience, and space-qualifying commercial industry-standard hardware, software and interfaces, we provide increased reliability with reduced costs and risks.

The acquisition of Starsys on January 31, 2006 fundamentally changed our profile. SpaceDev's historic business had 2005 revenues of approximately $9.0 million and a 2005 profit of approximately $0.5 million.  Starsys is a mature operating company with 2005 revenues of approximately $18 million and 2005 losses of approximately $3.4 million.  In 2006, SpaceDev and Starsys merged and had combined revenues of approximately $32 million and losses of less than $1.0 million. We believe there are numerous potential synergies between the historic SpaceDev business and the newly acquired Starsys business.  We have been integrating functions of SpaceDev and Starsys this year as we deemed appropriate.  We anticipate further functional integrations in 2007 and expect the merger integration to be essentially complete by the end of 2007 or early 2008.

We have been awarded, have concluded, or are concluding contracts from such esteemed government, university, and commercial customers as the Air Force Research Laboratory, Boeing, the California Space Authority, the Defense Advanced Research Projects Agency, NASA's Jet Propulsion Laboratory, Lockheed Martin, Northrop Grumman, ITT Industries, Swales Aerospace, the Missile Defense Agency (formerly the "Ballistic Missile Defense Organization"), the National Reconnaissance Office, Scaled Composites, the University of California at Berkeley and many more. With the Starsys merger, our business became more heavily focused on mechanical and electro-mechanical systems, subsystems, and components that support assembly of spacecraft. We went from being a prime contractor on small contracts to being primarily a subcontractor to the prime contractors in the aerospace market. The end users of our products generally remain the government and commercial enterprises; however, we now find ourselves, for the most part, integrating our products into higher level assemblies and spacecraft. Several of our customers, in a given year, could constitute 10% or more of our consolidated revenues.

Our historic SpaceDev business has been conducted predominantly on cost plus fixed fee contracts. Starsys' business has been weighed more heavily toward fixed-price contracts. To succeed in such a business, we must properly price such contracts and then execute efficiently so as to avoid cost overruns. Starsys has had problems in this area. For example, under a fixed price development contract with Northrop Grumman, we were unable to profitably execute the required scope of work and therefore incurred significant losses on the program.  Our ability to properly bid fixed price development contracts, combined with improving our execution in this area, is a key priority for our merged company.

SpaceDev Incorporation and Recent Acquisition

In January 2006, we acquired Starsys Research Corporation and maintained our headquarters in California, and operating centers in California, Colorado and North Carolina. As a result of the merger, we grew from just over 50 employees to almost 200 employees dedicated to the design and manufacture of affordable and innovative space products for commercial, military and civilian government use. By combining a broad range of high tech space product development and production capabilities of Starsys with SpaceDev's capabilities for designing and building high performance, low cost satellites, spacecraft and propulsion systems, we believe that we can create a dynamic mid-sized aerospace company focused on filling the expanding need for affordable and rapid access to space.

Recent SpaceDev Contracts and Technology Development

In June 2002, Starsys was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  In addition to eight flight unit deliveries per spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007.  We acquired Starsys on January 31, 2006. Revenues generated form this contract from February 1, 2006 through December 31, 2006 totaled approximately $2.9 million. We experienced significant cost overruns on this contract.  Prior to our merger with Starsys, the contract was modified to add an additional $1.7 million.  After our merger with Starsys, we negotiated contract modifications in both the timing of payments and in the amount of additional contract consideration of up to $1.0 million based on the achievement of specific milestones. Of the additional possible $1.0 million, we achieved milestones entitling us to the majority, and possibly all, of the incentive payments, which will partially mitigate the impact of significant cost, scope and requirements changes and overruns.

    On September 29, 2004 and October 4, 2004, our hybrid propulsion technology helped propel SpaceShipOne into space flight history as the craft garnered the $10 Million Ansari X Prize, a contest created to stimulate the development of the private sector human space flight industry. We provided several critical components and the hybrid rocket technology for the craft's motor, including igniter, injector and main operating valve, which successfully performed as expected and powered SpaceShipOne on its historic manned flight. SpaceShipOne exceeded the altitude requirement on both scheduled flights as required by the Ansari X Prize competition. The hybrid propulsion system burned full duration and pilot Brian Binnie steered SpaceShipOne high above the Mojave, California desert to a height of 367,442 feet altitude (69.5 miles), which far exceeded the required 328,000 feet altitude - a sky-high goal required by the X Prize Foundation of St. Louis, Missouri.

The Ansari X Prize was a contest designed to jumpstart the space tourism industry through competition among the most talented entrepreneurs and rocket experts in the world. SpaceShipOne was built and launched with private funds from Paul Allen. The craft was able to carry equivalent weight of three people to 100 kilometers (62.5 miles) and return safely to earth. The competition followed in the footsteps of more than 100 aviation incentive prizes offered between 1905 and 1935 credited with spawning today's multibillion-dollar air transport industry. Although we were not the recipient of the Ansari X Prize, by helping SpaceShipOne succeed, we were instrumental in moving the private space community closer to realizing its vision of creating safe, affordable, commercial human space flight.

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

Also, on July 9, 2003, we were awarded a Phase I Small Business Innovation Research contract by Air Force Research Lab to design and effectively begin the development of our small launch vehicle with a classical hybrid upper stage rocket. The SpaceDev Small Launch Vehicle is planned to responsively and affordably lift up to 1,000 pounds to Low Earth Orbit. The SpaceDev Small Launch Vehicle concept is based on a proprietary combination of technologies to increase the performance of hybrid rocket motor technology. Hybrid rocket motors are a combination of solid fuel and liquid oxidizer, and can be relatively safe, clean, non-explosive, and storable, and can be throttled, shut down and restarted. The original contract was valued at approximately $100,000, and was a fixed price, milestone-based agreement, which was completed in about one year. The Phase II of this SBIR contract was awarded on September 29, 2004 and was worth approximately $1.6 million. The contract originally outlined the development and test firing of our large Common Core Booster for the SpaceDev Small Launch Vehicle but was subsequently changed to expand our hybrid upper stage technology and explore aft stage injection technology. Congress awarded us approximately $3.0 million in additional funding for this project, which became available in late 2005, and which we anticipate to expend in 2007. We believe that there is additional interest by Congress to provide further funding to expand and accelerate the scope of the work; however, there can be no assurance that such work will be awarded to us.

On December 18, 2003, we were awarded a contract by the Defense Advanced Research Projects Agency for the study of Novel Satcom Microsat Constellation Deployment. The contract was a milestone-based, fixed price contract with total consideration of approximately $200,000. On August 6, 2004, an additional $39,849 was added to the contract for increased scope, bringing the total contract value on this fixed price effort to approximately $240,000. The contract was completed in December 2004.

In March 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency.  The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology.  This overall contract is proceeding under a phased approach.  The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, completed in September 2004, and resulted in a general mission and microsatellite design. The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006.  Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006.  Task Order III, the first of several task orders expected during the third phase was awarded to us in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and ran through June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006.  Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007.  We are currently negotiating with the Missile Defense Agency for additional funding under Task Order IV.  We expect continued modifications to the current phase with additional task orders for additional funding throughout GFY 2007.  Government contract funds will expire at the end of the current government fiscal year.  It is uncertain whether additional funding by the Missile Defense Agency will be available.  It is possible that another government agency may fund the program; however, there can be no assurance that funding will be available.

In January 2005, Starsys was awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor (APS), Scan Mirror Motor/Encoder Assembly (SMMA). The APS instrument is slated to fly on the NASA Glory mission. The APS is also a prime candidate for a secondary payload on NPOESS. The SMMA consists of Starsys designed low ripple, precision brushless DC motor and optical encoder assembly. The program consists of a development unit, engineering unit, qualification/life test unit, and flight units. This contract was awarded as a cost plus fixed fee contract at a value of $2.5 million. In July 2006, the contract was modified to add approximately $2.5 million with incremental funding and extend to March 2009. Since our acquisition of Starsys, revenues from February 1, 2006 through December 31, 2006 totaled approximately $2.0 million.

On July 18, 2005, we were awarded a subcontract to provide scientific, engineering, development and programmatic support to the development and demonstration of an innovative space situational awareness (SSA) nanosatellite (<15kg) spacecraft. SSA is the ability to search, identify and monitor spacecrafts for the purpose of obtaining space superiority. The subcontract covered the conceptual/preliminary phase of development and included all aspects of potential systems from the platforms and associated payloads to the links, nodes and ground support. The cost plus fixed fee subcontract resulted in revenues of approximately $120,000. We completed this subcontract in December 2005. We submitted a proposal and were awarded the next-phase subcontract in the amount of $1.2 million. We began work on this phase in March 2006; however, we were informed by the government that due to funding constraints and other matters, our participation in the program would end by mid-year 2006. We brought the program through preliminary design review and ceased work in August 2006.

In October 2005, Starsys was awarded a contract from General Dynamics C4 Systems to design and deliver an antenna pointing gimbal and control electronics for the GeoEye-1 program. The contract, valued at $2.0 million, was awarded and work has already begun on the antenna in anticipation of an on-time delivery to General Dynamics. The GeoEye-1 program is a next-generation, high-resolution commercial remote-sensing satellite scheduled for launch in 2007. The Starsys antenna control system is uniquely designed to operate by greatly reducing motion, to the GeoEye-1 spacecraft while pictures are being taken and data is simultaneously transmitted to earth ground stations, through incorporation of a low disturbance designed micro-stepping actuator and actuator drive electronics (Quiet Array Drive). Since our acquisition of Starsys, revenues from February 1, 2006 through December 31, 2006 totaled approximately $1.26 million.

In February 2006, we were awarded two deployable boom technology contracts for advance research and development of a self-deployed articulated boom for approximately $950,000 and a jack screw deployed boom for approximately $1.5 million by the Air Force Research Laboratory (AFRL). We recognized approximately $833,000 in revenue under this contract from inception through December 31, 2006.

In June 2006, we were awarded a firm fixed price contract from Lockheed Martin Commercial Space Systems for the design, and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System.  The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies.  Options are included for additional gimbals supporting three additional spacecraft.  The contract will include the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals and solar array deployment hinges Starsys has previously provided for the A-2100 bus.  The contract value for the initial award was $1.8 million; however, if all options are exercised, the total contract value would exceed $6.0 million. We recognized approximately $625,000 in revenue under this contract from inception through December 31, 2006.

In August 2006, we were awarded a government firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter (LRO) program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.3 million. The LRO mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program. The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanism to align the downlink antenna for communication with earth. We are to provide these actuators for the spacecraft along with the electronics to control them. A total of seven actuators and five control electronics assemblies will be delivered under the contract. We recognized approximately $1.8 million in revenue under this contract from inception through December 31, 2006.

In October 2006, we were awarded a $330,000 Phase I study contract from Benson Space Company to further the SpaceDev Dream Chaser™ spaceship program. The study will contribute to the on-going development of the spaceship and will result in space vehicle and rocket motor designs ready for Phase II vehicle fabrication and testing. The SpaceDev Dream Chaser™ spaceship is based on NASA’s design of the ten passenger orbital HL-20 Personnel Launch System, and will launch vertically and land horizontally. We recognized approximately $76,000 in revenue under this contract from inception through December 31, 2006.

In January 2007, in partnership with the University of Colorado Laboratory for Space Physics, we were awarded a $750,000 contract from the Missile Defense Agency to design and develop a non-sticking cover seal system for the Exo-atmospheric Kill Vehicle program, which is the kill vehicle component of the Ground Based Interceptor (the weapon element of the Ground-based Midcourse Defense System program). The contract was awarded under the Small Business Technology Transfer Program that provides research funding for partnerships between industry and non-profit research institutions. The program is scheduled to complete in 2008 and is an extension of a Phase 1 program completed in 2006.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission. We will develop and deliver electromechanical Descent Brake dampers. The contract period of performance is approximately 18 months. NASA’s Mars Science Laboratory mission will deliver an 1800 pound rover to the surface of Mars in 2010. Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25 feet long bridle cord. A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.

Business Strategy

Our strategy is based on the belief that innovative advancements in technology and the application of standard business processes and practices will make access to space much more practical and affordable. We believe these factors will cause growth in certain areas of space commerce and will create new space markets and increased demand for our proprietary products.

Our business strategy and approach for our historical SpaceDev operations is to:

•
Introduce commercial business practices into the space arena, use off-the-shelf technology in innovative ways and standardize hardware and software to reduce costs and to increase reliability and profits;

•	Start with small, practical and profitable projects, and leverage credibility and profits into larger and ever more bold initiatives - utilizing partnerships where appropriate;

•	Bid, win, and leverage government programs to fund our Research and Development and product development efforts;

•	Integrate our smaller, low cost commercial spacecraft and hybrid space transportation systems to provide one-stop turnkey payload and/or data delivery services to target customers;

•	Apply our low cost space products to new applications and to create new users, new markets and new revenue streams;

•	Join or establish a team to build a safe, affordable sub-orbital, passenger space plane to help initiate the space tourism business; and,

•	Establish a team to build a safe, affordable orbital passenger vehicle as a potential shuttle replacement.

The acquisition of Starsys on January 31, 2006 fundamentally affected our business strategy and approach by adding new product offering and revenue generating opportunities to our portfolio. The addition of motors, actuators, electromechanical subsystems, components, mechanisms and structures has broadened our offering and expanded our business strategy. We still believe that our business model, emphasizing smaller satellites, commercial approaches, technological simplicity, architectural and interface standardization and horizontal integration (i.e., "whole product"), is sound and provides the following advantages:

•	Enables small-space customers to contract for end-to-end mission solutions, reducing the need for, and complexity of finding, other contractors for different project tasks;

•	Decreases schedule time and lowers total project costs, thereby providing greater value and increases return on investment for us and our customers; and,

•	Tends to create barriers to entry by, and competition from, competitors.

That being said, a majority of our present-day business, especially at Starsys, involves us serving as a subcontractor to a prime contractor who integrates our contributions into a larger product.

Our business development process is generally competitively bid in response to a request for proposal (RFP) that is generated by our potential customers.  These proposals have various bases, including firm fixed price, cost plus fixed fee (CPFF), and time and materials.  Our revenues in 2006 were derived primarily from fixed price contracts and commercial sales of component and subsystem products that we acquired in our 2006 acquisition of Starsys along with some United States government cost plus fixed fee contracts, which are compared to primarily CPFF contracts for the same period in 2005.  We typically prepare between ten and twenty proposals in a given month and we usually have one to three weeks to respond to an RFP.  These proposals are managed by product area.  We also execute on long term build to requirement contracts with some of the prime contractors.

We see a potential for increasing synergies between our historical SpaceDev business and our new Starsys business. Utilization of Starsys structures such as solar arrays and deployable booms as well as antenna on small spacecraft could make a powerful combination. Propulsion solutions on small spacecraft from low cost and powerful hybrid rocket motors could also become an interesting differentiator for our products and technology mission solutions.

Products and Services; Market

With the merger with Starsys, we now have four primary lines of space products and services on which we believe a sound foundation and profitable, cash generating business can be built:

•	Small Spacecraft - Small Satellites, Microsatellites & Nanosatellites, Spacecraft Buses, and Maneuvering and Orbital Transfer Vehicles.

➢
Microsatellites and Nanosatellites - The primary benefit of small, micro, and nano satellites is lower cost and weight. Since we can dramatically reduce manufacturing costs and the costs to launch the satellites to earth-orbit and deep space, we can pass those cost savings on to our customers. Small, inexpensive satellites were once the exclusive domain of scientific and amateur groups; however, smaller satellites are now a viable alternative to larger, more expensive ones, as they provide cost-effective solutions to traditional problems. We design and build low cost, high-performance space-mission solutions involving microsatellites (generally less than 100 kg) and even smaller satellites (less than 50 kg). Our approach is to seek to participate in a growth market by providing smaller spacecraft and compatible low cost, safe hybrid propulsion space systems to commercial, government, and potentially international customers.

➢
Spacecraft buses - We have a qualified microsatellite bus available to sell as a standard, fixed-price product to government and commercial customers needing an affordable satellite for small payloads. We began developing this product in 1999 when we were selected as the mission designer, spacecraft bus provider, integrator and mission operator of the University of California at Berkeley Space Sciences Laboratory's Cosmic Hot Interstellar Plasma Spectrometer ("CHIPS") mission. CHIPSat was launched on January 12, 2003. The satellite achieved 3-axis stabilization with all individual components and systems successfully operating and continues to work well in orbit.

➢
Maneuvering and Orbital Transfer Vehicle - Our Maneuvering and Orbital Transfer Vehicle system is a family of small, throttleable, and restartable propulsion and integrated satellite products. The Maneuvering and Orbital Transfer Vehicle provides the change in velocity and maneuvering capabilities to support a wide variety of applications for on-orbit maneuvering, proximity operations, rendezvous, inspection, docking, surveillance, protection, inclination changes, and orbital transfers. In addition, our Maneuvering and Orbital Transfer Vehicle can be used as a standard propulsion module to transport a customer's payload to different orbits.

➢
Spacecraft and Subsystem Design - We also provide access to space through innovative solutions currently lacking in the marketplace. Our approach is to provide smaller spacecraft - generally 250 kg mass and less - and compatible hybrid propulsion space systems to commercial, university and government customers. The small spacecraft market is supported by the evolution and enabling of microelectronics, common hardware and software interface standards, and smaller launch vehicles. Reduction of the size and mass of traditional spacecraft electronics has reduced the overall spacecraft size, mass, and volume over the past 10 to 15 years. For example, our miniature flight computer is only 24 cubic inches and provides 300 million instructions per second of processing power versus a competitor's more "traditional" solution that requires about 63 cubic inches and only provides 10 MIPS.

➢
Mission Control and Operations - Our mission control and operations center, located in our headquarters building near San Diego, coupled with our mission control and operations package, is Internet-based and allows for the operation and control of missions from anywhere in the world that has access to the Internet. CHIPSat was the first U.S. mission to use end-to-end satellite operations with TCP/IP and FTP. This concept can provide significant advantages. For example, a formation-flying cluster or constellation of TCP/IP-based microsatellites, similar to the cluster of microsats we are developing for the Missile Defense Agency, can be designed to communicate directly with each other, as in a wide area network in space. Provided any one satellite/node in this network is in line-of-sight with any ground station at any given time, the entire constellation could always maintain ground station connectivity, thus creating a network on-orbit and on the web, a direct extension of CHIPSat's elegantly simple TCP/IP mission operations architecture.

➢
Mission Analysis and Design - We can provide end-to-end mission design and analysis, including the design of the mission and its science, commerce or technology demonstration goals, the design of an appropriate space vehicle (satellite or spacecraft), prototype development, construction and testing of the spacecraft, integration of one or more payloads (instruments, experiments or technologies) into the spacecraft, integration of the spacecraft onto the launch vehicle (rocket), the launch and the mission control, and operations during the life of the mission.

•	Propulsion Products and Services - Hybrid Propulsion and Launch Vehicle Systems.

➢
Microsatellite & Nanosatellite Launches - Teaming with launch providers, we propose to identify and market affordable launch opportunities for the small satellite market and provide customers with a complete on-orbit data delivery service that can also involve our spacecraft and hybrid propulsion products. These innovative, low-cost, turnkey launch solutions will allow us to provide one-stop shopping for launch services, spacecraft, payload accommodation, total flight system integration and test, and mission operations. The customer only needs to provide the payload, and we have the capacity to perform all the tasks required for the customer to get to orbit and to begin collecting their data.

➢
Hybrid Rocket Propulsion and Launch Vehicle Systems - We provide a wide variety of hybrid propulsion systems to safely and inexpensively enable satellites and on-orbit delivery systems to rendezvous and maneuver on-orbit and deliver payloads to sub-orbital altitudes. Hybrid rocket propulsion is a safe and low-cost technology that has tremendous benefits for current and future space missions. Our hybrid rocket propulsion technology features a simple design, is restartable, is throttleable and is easy to transport, handle, and store.

➢
Hybrid Orbital Vehicle (under development) - We have begun designing a reuseable, piloted, sub-orbital space ship that could be scaled to transport passengers to and from Low Earth Orbit, including the International Space Station. The name of the vehicle is the SpaceDev Dream Chaser™. We signed a non-binding Space Act Memorandum of Understanding with NASA Ames Research Center, which confirms our intention to explore novel, hybrid propulsion based hypersonic test beds for routine human space access. We will explore with NASA collaborative partnerships to investigate the potential of using our proven hybrid propulsion and other technologies, and a low cost, private space program development approach to establish and design new piloted small launch vehicles and flight test platforms to enable near-term, low-cost routine space access for NASA and the United States. Unlike the more complex SpaceShipOne, for which SpaceDev provided critical proprietary hybrid rocket motor propulsion technologies and components, the SpaceDev Dream Chaser™ would be crewed and launch vertically, like most launch vehicles, and would glide back for a normal horizontal runway landing. The sub-orbital SpaceDev Dream Chaser™ would have an altitude goal of approximately 160 km (about 100 miles) and would be powered by a single, high performance hybrid rocket motor, under parallel development by us for the SpaceDev Streaker™, a family of small, expendable launch vehicles, designed to affordably deliver small satellites to Low Earth Orbit. The SpaceDev Dream Chaser™ motor would produce approximately 100,000 pounds of thrust, about six times the thrust of the SpaceShipOne motor, but less than one-half the thrust of the 250,000 pounds of thrust produced by hybrid rocket motors developed several years ago by the American Rocket Company.

•	Space Components and Mechanisms

➢
Electromechanical Components - We design and manufacture electromechanical components (EMC) for spacecraft applications. The EMCs are electromagnetic motors coupled to transmissions and sensors so as to provide the motive force to mechanical devices or systems for spacecraft applications. Applications include pointing systems for antennas and solar arrays, pump and fan motors for life support and thermal control systems, drives for planetary rovers, robotic systems, deployment, and stowage of mechanical structures and general drive applications.

➢
Catalog products - Motors and actuators are required on spacecraft to move instruments, point antennas and solar arrays, and deploy structural elements. A significant cost of spacecraft actuators and motors is the non-recurring engineering required to design these devices for a particular application. By providing these devices as an off-the-shelf catalog product, these non-recurring costs can be reduced or eliminated, providing a high value solution to the customer. We have a variety of actuators and motors that can be combined in various ways to provide actuators and motors for a variety of applications.

➢
Design to Requirement - Although catalog products can sometimes provide a high value solution, custom design is often required to meet a particular application. We have a suite of technologies that can be combined to meet a wide variety of spacecraft requirements. Motor technologies include brush motors, brushless motors, and stepper motors. Transmission technologies include planetary gearboxes, harmonic gearboxes, and hybrids. We believe that our ability to integrate these technologies into a single actuator package is a unique capability in our industry.

➢
Electromechanical Systems - Electromechanical Systems are the spacecraft subsystems that incorporate Starsys' EMCs with control electronics, actuators, sensors, power transfer components, and structure. These systems provide critical spacecraft functions such as antenna pointing, solar array pointing, instrument scanning, and telescope cover operation. Our unique suite of technological core competencies enable us to deliver these as turn-key systems. Areas of expertise relevant to this product area include actuator design, power transfer design, control electronics, and composite structural design. Almost all of our electromechanical systems are designed to specific customer requirements, and are known for being technologically innovative. One example of this is our Quiet Array Drive microstepping drive system technology, which is used for both antennae pointing and solar array pointing. It provides high accuracy pointing, with low jitter, allowing antennas and solar arrays to be pointed while spacecraft imaging is occurring.

➢
At times, our customers elect to build spacecraft mechanical subsystems in-house. For these customers, we provide components and mechanisms that are then integrated by our customer into their mechanical subsystems. These components provide a wide range of capabilities and include hinges, latches, release mechanisms, thermal switches, battery bypass switches, and thermal actuators. These products encompass a variety of proprietary technologies, and in some cases we are the only supplier of these items. Often these products have previously been designed and qualified for spacecraft, and therefore are purchased to a part number rather than to a specification. This allows these products to be manufactured in larger quantities.

•	Structures

➢
The ability of a spacecraft telescope or sensor to operate effectively is directly related to its size. The bigger the sensor, the better it is able to resolve what it is looking at. Since the size of a spacecraft during launch is limited by the diameter of the rocket, there is a need for spacecraft to deploy sensors to a larger size once in orbit. We have proprietary technology and know-how to design and manufacture large deployable structures for spacecraft to provide this capability. These structures are stowed within the confines of the launch vehicle during launch, and then deployed to their full size once the spacecraft reaches orbit. With compaction ratios that can exceed 100 to 1, a structure as long as a football field can be deployed from a spacecraft that is 10 feet in diameter. We develop systems that provide capabilities such as extremely high compaction ratios, the ability to both extend and retract, and the ability to locate sensors and instruments along the full length of the structure. We see this business as an important area for growth as continually larger systems are being fielded to look down at the earth and up at the stars. Our deployable structures technologies enable these systems.

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

In addition, we are working with potential partners to create new markets that can generate new space-related service, media, tourism, and commercial revenue streams. While we believe that certain space market opportunities are still several years away, we are currently working with industry-leading potential partners to develop unique enabling technology for the potentially very large sub-orbital manned space plane tourism market, and creating a new unmanned Beyond Earth Orbit commercial market with spacecraft derived from our NASA JPL Mars MicroMission and Boeing Lunar Orbiter mission design contracts.

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

We purchase a significant percentage of our Starsys product materials, components, structural assemblies and certain key satellite components and instruments from third parties. We also occasionally obtain parts and equipment that we use in the production of our products or in the provision of our services from the U.S. government or customers. Generally, we do not experience difficulty while obtaining product materials components and equipment, and believe that alternatives to our existing sources of supply are readily available. If securing alternative sources of supply is necessary or required, increases in costs and delays may be incurred as a result of such actions. For unique materials or product components, we do rely upon sole sourced suppliers to provide such items. While alternative sources may be available, the inability of any such supplier to provide us with these items to qualified specifications could result in an adverse effect on our ability to manufacture our products and would impact costing and schedules.

Competition

We compete for sales of our products and services based on price, performance, technical features, contracting approach, reliability, availability, customization, perceived stability, and, in some situations, geography. The following table identifies our primary competitors for each of our primary product or technology areas:

Product or Technology Area	Competitors
Our Spacecraft Products and Services	AeroAstro EADS Astrium Microsat Systems Spectrum Astro Surrey Satellite Technology Limited
Our Propulsion Products and Services	Cesaroni Technology Incorporated Various Academic-based Organizations
Our Motors and Actuators	Aeroflex (a subsidiary of UMTC) ATK Satellite Systems CDA Astro Moog Inc. MPC Products Corporation
Our Electromechanical Systems	Aeroflex (a subsidiary of UMTC) Alliance ATK Satellite Systems Moog Inc. Prime Contractor Internal Mechanisms Swales Aerospace
Our Components and Mechanisms	G&H Technologies NEA Planetary Systems Inc. TiNi Aerospace
Our Structures Business	ATK Space Systems (formerly AEC Able Engineering) Harris Corporation NGST Astro (formerly SPAR Astro Aerospace)

While we believe that our product and service offerings provide a wide breadth of solutions for our customers and prospective customers, some of our competitors compete across many of our product lines.  Several of our current and potential competitors have greater resources, including technical and engineering resources, marketing resources, and political connections. Also, customers may perceive larger competitors to be more stable.  We are not aware of any established large companies, which have expressed any significant corporate goals to design and build inexpensive micro-spacecraft for a mission, which would be direct competition for our historic SpaceDev business. However, they have resources, expertise, and contracts that would make them formidable competitors if they chose to enter our markets.

Our customers are sometimes our competitors.  In the aerospace industry, and particularly since our merger with Starsys, we have found that we subcontract to companies that we also compete with when it comes to responding to requests for proposals and requests for information.  Many of these competitors are larger and have substantially greater resources than we do, which is often why we supply them with components and/or subsystems. Part of our strategy is to remain non-confrontational with the larger aerospace companies so that we can both supply and compete with them.  Even the larger aerospace companies have this issue with each other as they strive to support their customer, e.g., a government agency.

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

We also compete with each of our competitors for qualified engineers. There are a limited number of individuals with all of the requirements that we seek and there can be no assurance that we can locate and recruit these individuals in a timely and cost-effective manner. Many of our competitors have greater resources than we do and can offer higher salaries or better incentives to attract these individuals or to hire our existing employees away from us.

Regulation

Our business activities are regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries.  We are required to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations ("ITAR"). Exports of our products, services and technical data require either Technical Assistance Agreements or licenses from the United States Department of State, depending on the level of technology being transferred. This includes recently published regulations restricting the ability of United States-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The commercial export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. The government is very strict with respect to compliance and has served notice that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. Our failure to comply with any of the foregoing regulations could have serious adverse effects. Our ability to market, sell and deliver products into international markets may be adversely impacted due to ITAR and/or Commerce Department requirements. Potential negative impacts include, but are not limited to, the inability to sell to certain customers, extended sales cycles, and delays in material procurement, manufacturing, test, product delivery, and collection of accounts receivable. Our conservative position is to consider any material beyond standard marketing material to be regulated by ITAR.

In addition to the standard local, state, and national government regulations that all businesses must adhere to, the space industry has specific regulations. In the United States, command and telemetry frequency assignments for space missions are primarily regulated by the Federal Communications Commission for our domestic commercial products. Our products geared toward domestic government customers are regulated by the National Telecommunications Information Agency and products sold internationally, if any, are regulated by the International Telecommunications Union. All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the United States Air Force. In addition, all commercial space launches that we might perform require a license from the Department of Transportation. Satellites that are launched must obtain approvals for command and frequency assignments. For international approvals, the Federal Communications Commission and National Telecommunications and Information Administration obtain these approvals from the International Telecommunication Union.

We are also required to obtain permits, licenses, and other authorizations under federal, state, local, and foreign statutes, laws, or regulations or other governmental restrictions relating to the environment or to emissions, discharges or releases of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes, or the clean-up or other remediation thereof. Presently, we do not have a requirement to obtain any special environmental licenses or permits.

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

Also, as some of our projects with the Department of Defense proceed, we may need special clearances to continue working on and continue advancing our projects.  Classified programs generally will require that we comply with various Executive Orders, Federal laws and regulations and customer security requirements that may include specialized facilities and restrictions on how we develop, store, protect, and share information.  Laboratories, manufacturing and assembly areas, meeting spaces, office areas, storage areas, computers systems, and networks and telecommunications systems may require modification or replacement in order to comply with customer requirements.  Classified programs may require our employees to obtain government clearances and restrict our ability to have key employees work on these programs until these clearances are received from the appropriate United States government agencies.  In order to staff these programs we may need to recruit personnel with the appropriate professional training, experience, and security clearances.  There are a very limited number of individuals with all of the requirements that we seek.  There is no assurance that we can locate and recruit these individuals in a timely and cost-effective manner.  We may be required to modify existing facilities and to develop new facilities and capabilities that will only be utilized by these classified programs.  We may be required to install computer networks, communications systems, and monitoring systems that are dedicated to these classified programs.  Some or all of these requirements may entail substantial additional expense.  It is uncertain whether we will be able to recover any of the costs of these systems from our customers.  Many of these classified programs are regulated by Executive Orders, various Federal laws and regulations, and customer requirements.  Failure to comply with any of the foregoing Executive Orders, Federal laws and regulations and customer requirements could have serious adverse effects.  Also, our ability to successfully market and sell into the Department of Defense markets may be severely hampered if we are unable to meet classified program requirements.  There is no assurance that we will be able to successfully pass the criteria required in order to win a classified program or to maintain current contracts, such as our Missile Defense Agency contract, and there is no assurance that we will maintain that status once it has been obtained.

Employees

At December 31, 2006, we employed 174 full-time and 10 part-time persons most of whom are spacecraft, propulsion, systems, software, mechanical and electrical engineers, and technicians. As of March 5, 2007, we employed 13 full-time people in Durham, North Carolina, 44 full-time and 2 part time people in Southern California, and 146 full-time and 3 part-time people in the Boulder/Denver area. We do not have any collective bargaining agreements with our employees, and we believe our employee relations are good.

Intellectual Property

We have protected and intend to continue to protect our intellectual property through a combination of patents, license agreements, trademarks, service marks, copyrights, trade secrets, and other methods of restricting disclosure and transferring title. We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle, satellite products, structures, and mechanisms. We hold U.S. and foreign patents relating to release devices, deployable truss structures, hybrid propulsion, and battery cell shorting mechanisms. The majority of our U.S. patents relating to the noted technologies expire between 2019 and 2022. We have also filed patent applications relating to our hybrid propulsion technology, satellite technology and structures technology.  There can be no assurance that such applications will be granted. We have entered, and intend to continue to enter, into confidentiality agreements with our employees, consultants and vendors; enter into license agreements with third parties; and, generally, seek to control access to and distribution of our intellectual property.

In August 1998, we acquired rights to intellectual property (including patents and trade secrets) from an individual who had acquired them from the former American Rocket Company, which specialized in hybrid rocket technology.  We are obligated to issue warrants to this individual to purchase a minimum of 100,000 and a maximum of 3,000,000 shares of our common stock over ten years beginning at the inception of the agreement, depending on our annual revenues directly related to sales of hybrid technology-based products from the original technology acquisition.  To date, we have issued warrants to purchase a total of 100,000 shares of our common stock under the agreement, all of which have expired unexercised.

Quality Assurance and Testing

Our Colorado and North Carolina facilities maintain quality management systems that are AS9100 and ISO-9001 third party certified. Our Mission Assurance Department provides top-level quality engineering, dimensional inspection, and visual inspection services. Our dimensional inspection capabilities include state of the art, high precision coordinate measuring machine work centers with contour and model based inspection capability. Our Mission Assurance charter is to ensure that all incoming materials, internal fabrication and administrative processes, and outgoing products meet all contract and Quality Management System requirements.

We maintain extensive capabilities for aerospace environmental testing, including thermal and thermal/vacuum chambers, and access to certified suppliers for vibration, shock, and electromagnetic interference testing. All test and measurement activities are performed with equipment calibrated to standards traceable to the National Institute of Standards and Technology.

These quality standards have not been certified in our California facilities. We expect that an expansion of our quality systems to all of our locations may occur in the future. We moved our Colorado facility in March 2007, and are planning to move our North Carolina facilities in May 2007 to other buildings in those geographic areas. We will seek certification for the new facilities once the moves are completed.

Research and Development

A large portion of our total new product development and enhancement programs is funded under government and customer contracts. Our research and development expenses, other than under such contracts, totaled approximately $284,000 and $32,000 for the years ended December 31, 2006 and 2005, respectively, on a pro forma basis, as if SpaceDev and Starsys had been merged since January 1, 2005.

United States Government Contracts

During 2006 and 2005 approximately 88% and 88%, respectively, of our total annual pro forma revenues were derived from contracts with the U.S. government and its agencies, or from subcontracts with other U.S. government prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.

Our major contracts with the United States Government fall into two categories: cost-reimbursable contracts and fixed-price contracts. In 2006, approximately 51% and 49% of revenues from U.S. government contracts were derived from cost-reimbursable contracts and fixed-price contracts, respectively. Under a cost-reimbursable contract, we recover our actual allowable costs incurred, allowable overhead costs, and a fee consisting of a base amount that is fixed at the inception of the contract, and/or an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract. Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

Starsys has experienced significant cost overruns on development projects under fixed-price contracts, resulting in losses on contracts before application of any reserves.  Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process.  Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts.  Since merging with Starsys, we have taken significant steps to try to limit our risk on fixed price contracts going forward, including but not limited to obtaining voluntary relief from our customer(s), which relief (or additional consideration) cannot be assured, altering our bid and proposal process to address risk assessment on fixed price contracts, and migrating our contract structure toward cost reimbursable contracts. Under cost reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee or incentive, which may be fixed or variable.  This contract structure allows us to manage the risk of a development-type program.

United States Government contracts are dependent on continued political support and funding. All of our Unites States Government contracts and, in general, our subcontracts with other United States prime contractors provide that such contracts may be terminated for convenience at any time by the United States Government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend our activities under the contract. In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reasonable reimbursement for allowable costs for work in process, and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

Risks Related to our Company

We have experienced losses from operations in prior periods and have been required to seek additional financing to support our businesses.

In prior years, both SpaceDev and Starsys have experienced operating losses and, in some periods, revenues from operations have not been sufficient to fund our respective operations. On a pro forma basis, our combined company would have had revenue of approximately $32 million, $27 million and $23 million, and a net loss from operations of approximately $1.0 million, $2.9 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, assuming the merger had occurred on January 1, 2004. Starsys was insolvent at the time we acquired it. The success of our combined companies depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to price fixed-price contracts accurately, to attract and successfully complete additional government and commercial contracts, and possibly to obtain additional financing. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

If we are unable to raise capital, we may be unable to fund operating cash shortfalls and future growth opportunities.

In the past, both SpaceDev and Starsys have relied upon cash from financing activities to fund part of the cash requirements of our respective businesses. We may need additional financing to fund our projected operations or expansion plans. Additional financing may not be available to us on acceptable terms, or at all. Any financing may cause additional dilution to existing shareholders. Any debt financing or other issuance of securities senior to common stock likely will include financial and other covenants that will restrict our operating flexibility and our ability to pay dividends to common shareholders.

Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded.

Some of our government contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason.  Accordingly, the entire contract amount may not be realized by us.  In the event that subsequent phases of some of our government contracts, including but not limited to the Missile Defense Agency contract, are not awarded to us, or if awarded to us but not fully funded, it could have a material adverse effect on our financial position and results of operations.  Task Order IV of our Missile Defense Agency contract is currently funded for $4.5 million.  If this funding is not increased and we are not awarded any further task orders, we will have garnered a total of only about $18 million of the$43 million potentially available under the contract.  We were informed in 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for the additional microsats at that time; however, the contract vehicle remained at $43 million and the MDA has authority to substitute other work within this contract vehicle if it wishes to.  The MDA has indicated that it may reduce or eliminate funding for the program in GFY 2008 due to government budget allocations and reductions.  We are currently negotiating with the Missile Defense Agency to extend funding on Task Order IV, which is part of the fabrication, integration and test phase of the program.  The Missile Defense Agency recently extended the end time of Task Order IV from March 1, 2007 to June 15, 2007.  We are currently working with the Missile Defense Agency on the level of funding and scope of work to be performed during that period of time.  We are also working with other government agencies who may be interested in our microsat program both in addition to, and possibly in place of, the MDA program since there can be no assurances that our discussions with the MDA will be fruitful or that any additional task orders will be awarded in the future or that task order funding will be available.

We provide our products and services primarily through fixed-price and cost plus fixed fee contracts. Starsys has experienced significant losses on fixed-price contracts, especially those requiring product development. Cost overruns may result in further losses and, if significant, could impair our liquidity position.

Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts, unless we can obtain voluntary relief from our customer, which relief (or additional consideration) cannot be assured. Although we have taken significant steps to try to limit our risk on fixed price contracts going forward, Starsys has experienced significant cost overruns on development projects under fixed-price contracts, resulting in estimated losses on contracts before application of any reserves of approximately $2.9 million for Starsys’ fiscal 2005 and approximately $1.7 million for the twelve months ended December 31, 2006. As of December 31, 2006, we retained reserves of approximately $0.7 million for potential risks on development projects, which had begun prior to the merger in January 2006.

As a particular example, Starsys experienced significant cost overruns throughout 2006 on a sizable subcontract with Northrop Grumman. In early 2007, we were successful in negotiating with our customer for a contract modification based on performance incentives, which, if the performance targets are achieved, would defray some of the cost overruns. Any ongoing significant overruns could materially impair our liquidity and operations.

    When contract provisions produce unfavorable results for us, or fixed price development contracts result in losses, we generally do not have the legal or economic leverage needed to easily obtain renegotiated terms. Our customers generally would not fear any threat we might make to withhold future business, and our financial and business position make litigation an unfavorable option for us. On the other hand, the reverse might be true of our customers, who tend to be large aerospace companies with significant resources. In the particular case of two major Starsys fixed-price contracts on which we have experienced significant cost overruns, the customers were willing to work with us and negotiations resulted in contract amendments providing additional incentive payments based on performance; however, there can be no assurance that future attempts to renegotiate contracts will be successful.

Under cost plus fixed fee contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. There is no guarantee as to the amount of fee we will be awarded under a cost plus fixed fee contract with a variable fee. The price on a cost plus fixed fee reimbursable contract is based on allowable costs incurred, but generally is subject to contract funding limitations. Therefore, we could bear the amount of costs in excess of the funding limitation specified in the contract, and we may not be able to recover those cost overruns

If we fail to integrate our operations effectively, the combination of SpaceDev and Starsys will not realize all the potential benefits of the merger and may be counterproductive.

The integration of SpaceDev and Starsys is ongoing and may be time consuming and expensive, and may disrupt our combined company's operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our combined company's results of operations could be harmed. In addition, our combined company may not achieve anticipated synergies or other benefits of the merger. Our combined company may encounter difficulties, costs, and delays involved in integrating our operations, including but not limited to the following:

•	failure to successfully manage relationships with customers and other important relationships;
•	failure of customers to accept new services or to continue using the products and services of the combined company;
•	difficulties in successfully integrating the management teams and employees of the two companies;
•	potential incompatibility of business cultures;
•	challenges encountered in managing larger, more geographically dispersed operations;
•	the loss of key employees;
•	diversion of the attention of management from other ongoing business concerns;
•	potential incompatibilities of processes, technologies and systems;
•	potential difficulties integrating and harmonizing financial reporting systems; and,
•	potential failure to implement systems to properly price and manage the execution of fixed-price contracts.

If our combined company's operations do not meet the expectations of existing customers of either company, these customers may reduce the amount of business or cease doing business with us altogether, which would harm our results of operations and financial condition.

We do not believe that the anticipated benefits of the merger were fully realized in the first year. We believe the market price of our common stock may have declined, in part, due to this. Although we believe future results will indicate a more positive trend, if this does not occur, we may not meet the expectations of investors and financial or industry analysts due to:
•	the unsuccessful integration of the two companies;
•	the costs of or operational difficulties arising from the merger are greater than anticipated;
•	the combined financial results are not consistent with expectations;
•	the anticipated operating and product synergies of the merger are not realized; or,
•	the fixed price development contracts acquired in the merger continue to incur major cost overruns or remains unprofitable for other reasons.

We need to invest in Starsys to support its business recovery.

Starsys was insolvent at the time of the merger and we have used our cash to fund our combined operations, including, but not limited to, integrating the Starsys and SpaceDev businesses, and funding the completion of fixed price development contracts inherited as part of the merger.  Although the number and value of Starsys’ historical fixed price development contracts is declining, and we believe is being replaced by more stable contract types, further cash may be required in 2007 to complete the fixed price development contracts and fund the remaining integration of the companies.  As stated previously, Starsys and the historical SpaceDev business have both experienced losses from operations in prior periods, requiring that we seek additional financing to support our businesses and there can be no assurance that additional financing will be available, and if available, at terms and conditions favorable to us.

We are relocating both our Colorado and our North Carolina facilities in 2007.

The move of our Boulder, Colorado and Durham, North Carolina operations to new and larger nearby facilities in the first half of 2007 may be time consuming and expensive and may disrupt our operations if it is not completed in a timely and efficient manner.  In addition, we may not achieve anticipated efficiencies or other operational benefits of the moves.  We may encounter difficulties, costs, and delays involved in recertifying our equipment, reestablishing network and communication capabilities, or other required operating essentials.  Failure for us to successfully manage the facility moves could damage relationships with our customers, divert management attention from other ongoing business opportunities, cause additional and unexpected program delays, and create additional costs and inefficiencies in personnel productivity.  Moreover, if our business does not develop as expected the new facilities may be larger than what we require, resulting in rent payments for some unneeded space.  Our rental costs at the new facilities will be approximately 65% higher than we had paid at the prior facilities.

A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by the customer.

Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts.  Government budgets (both in general and as to space and defense projects) are subject to the prevailing political climate, which is subject to change at any time.  Additionally, awarded contracts could be altered or terminated prior to the time we recognize our projected revenue. Many contracts are awarded in phases where future phases are not guaranteed to us.  For example, in our MDA contract, which was initially valued at $43 million, if Task Order IV of our Missile Defense Agency contract, which is currently funded for $4.5 million, is not increased and we are not awarded any further task orders, we will have garnered a total of only about $18 million of the $43 million potentially available under the contract.  The MDA has indicated that it may reduce or eliminate funding for the program in GFY 2008 due to government budget allocations and reductions.  We are currently negotiating with the Missile Defense Agency to extend funding on Task Order IV, which is part of the fabrication, integration and test phase of the program.  The Missile Defense Agency recently extended the end time of Task Order IV from March 1, 2007 to June 15, 2007.  We are currently working with the Missile Defense Agency on the level of funding and scope of work to be performed during that period of time.  We are also working with other government agencies who may be interested in our microsat program both in addition to, and possibly in place of, the MDA program since there can be no assurances that our discussions with the MDA will be fruitful or that any additional task orders will be awarded in the future, or that task order funding will be available.

In addition, obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty;
•	be subject to purchasing decisions of agencies that are subject to political influence;
•	contain onerous procurement procedures; and,
•	be subject to cancellation if government funding becomes unavailable.

Securing government contracts can be a protracted process involving competitive bidding.  In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays, and possible loss of the contract for the winning bidder.

In addition, major contracts are often awarded to teams of companies. Therefore, our ability to win contracts may depend not only on our own merits, but also those of our bid team members. Also, if we do not lead the bid team as the prime contractor, we will have limited control over the contract bid and award processes.

Our small size makes it hard for us to win large contracts

Prime contracts in our business may be large in dollar amount and critical to national interests. As a practical matter, smaller companies are at a disadvantage when competing to be awarded such contracts as the prime contractors, due to the customer perception that larger companies might be more stable. For this purpose, we would currently be considered a "smaller company."

Our common shareholders will experience dilution if our preferred stock is converted or our outstanding warrants and options are exercised.

As of December 31, 2006, we are obligated to issue 8,870,116 shares of our common stock if all of our outstanding warrants are exercised and shares of preferred stock converted.  We would however, obtain a significant amount of cash from this exercise. In addition, as of December 31, 2006, we had outstanding stock options to purchase an aggregate of 12,395,098 shares of our common stock, of which 9,969,598 are currently vested.  The total number of shares, issuable upon the exercise or conversion of currently vested warrants, options and preferred stock (18,839,713 shares) represents approximately 64% of our issued and outstanding shares of common stock as of December 31, 2006.

Our level of business may be difficult to predict.

We hope to sell an increasing percentage of our products and services on a recurring basis, but most of our revenue is derived from government contracts and government-related work, which may not be recurring. Government contracts can be defunded or terminated by the Government for convenience. Also, some of our products and services may not achieve market acceptance, and our future prospects may therefore be difficult to evaluate.

In addition to many other risks involving our lines of business, we intend to enter the launch services market by providing a microsat bus, integration services, and a launch vehicle as a package. Until we develop our own launch vehicle, we will be dependent on the performance of third party companies like Space Exploration Technologies, a small company with limited operating history, which has not yet had a successful launch, for our first launch vehicle.

We may not develop products successfully or in a timely manner.

Many of our products and technologies are currently in various stages of development. Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability. Additionally, the final cost of development cannot be determined until development is complete. Most of our development work is in fact performed under contracts from our customers. In the past, we have contracted to execute development programs under fixed price contracts. Under these contracts, even if our costs begin to exceed the amount to be paid by the customer under the contract, we are required to complete the contract without receiving any additional payments from our customer. It is difficult to predict accurately the total cost of executing these programs. If the costs to complete these programs significantly exceed the payments from our customers under the contracts, our results of operations will be harmed. These contracts are inherently risky, and in the past have had material adverse affects to the company; we intend to limit our acceptance of this sort of contract. This will limit our opportunity to develop products at a customer's expense.

Our products and services are and will continue to be subject to significant technological change and innovation. Our success will generally depend on our ability to continue to conceive, design, manufacture, and market new products and services on a cost-effective and timely basis. We anticipate that we will incur significant expenses in the design and initial manufacture and marketing of new products and services. Some of these costs may be covered by our customers or partnership arrangements; however, there can be no assurance that significant costs will not be incurred by us.

The marketplace for our technology and products is uncertain.

The demand for our technology, products and services is uncertain and we may not obtain a sufficient market share to sustain our business or to increase profitability. Our business plan assumes that near-term revenues will be generated largely from government contracts from our lines of business, including, but not limited to, small satellites and electromechanical systems for spacecraft. A long-term commercial market may develop for private manned and unmanned space exploration. Small satellites and commercial space exploration are still relatively new concepts, and it is difficult to predict accurately the ultimate size of the market. In addition, we are developing new product areas such as large deployable structures, solar array drives, slip rings and precision scanning assemblies for spacecraft, and now services such as turnkey launch solutions. Many of our products and services are new and unproven, and the true level of customer demand is uncertain. Lack of significant market acceptance of our products and services, delays in such acceptance, or failure of our markets to develop or grow could negatively affect our business, financial condition, and results of operations.

Our operating results could fluctuate on a quarterly and annual basis, which could cause our stock price to decline.

Our operating results may fluctuate from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this "Risk Factors" section:

•	we may not be awarded all stages of existing or future contracts;
•	significant contracts may be awarded to our competitors rather than to us;
•	the timing of new technological advances and product announcements or introductions by us and our competitors;
•	changes in the terms of our arrangements with customers or suppliers;
•	reliance on a few customers for a significant portion of our net sales;
•	the failure of our key suppliers to perform as expected;
•	general or particular political conditions that could affect spending for the products that we offer;
•	changes in perception of the safety of space travel;
•	cost overruns or other delays or failures to satisfy our obligations under our contracts on a timely basis;
•	the failure of our products to successfully launch or operate;
•	the uncertain market for our technology and products;
•	the availability and cost of raw materials and components for our products; and,
•	the potential loss of or inability to hire key personnel.

Our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

We face significant competition and many of our competitors have greater resources and market status than we do.

We face significant competition for our government and commercial contracts. Many of our competitors have greater resources than we do and may be able to devote greater resources than us to research and development, marketing, and lobbying efforts. Given the sophistication inherent in any space company's operations, larger competitors may have a significant advantage and may be able to more efficiently adapt and implement technological advances. In addition, larger and financially stronger corporations have advantages over us in obtaining space and defense contracts due to their superior marketing (lobbying) resources and the perception that they may be a better choice than smaller companies for mission-critical projects because of the higher likelihood that they will be able to continue in business for the necessary future period.

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

Most of our products are technologically advanced and tested, but sometimes are not space qualified for performance under demanding operating conditions. Although we have never had a failure of our products in space, it is possible that our products may not successfully launch or operate, or perform as intended in space. Like most organizations that have launched space qualified hardware, we have experienced and in the future will likely experience some product and service failures, cost overruns, schedule delays, and other problems in connection with our products.

Launch failures or delays could have serious adverse effects on our business.

Launch failures or delays of our small satellites could have serious adverse effects on our business. Small satellite launches are subject to significant risks, the realization of which can cause disabling damage to, or total loss of, a small satellite, as well as damage to our reputation among actual and potential customers. Delays in the launch could also adversely affect our net sales. Delays could be caused by a number of factors, including:

•	designing, constructing, integrating, or testing the small satellite, components, or related ground systems;
•	delays in receiving the license(s) necessary to operate the small satellite system(s);
•	delays in obtaining our customer's payload;
•	delays related to the launch vehicle;
•	weather; and,
•	other events beyond our control.

Delays and the perception of potential delays could negatively affect our marketing efforts and limit our ability to obtain new contracts and projects.

Our U.S. government contracts are subject to audits that could result in a material adverse effect on our financial condition and results of operations if a material adjustment is required.

The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency, by other agencies of the U.S. government, or by prime contractors. These entities have the right to audit our cost estimates and/or allowable cost allocations with respect to certain contracts. From time to time we may in the future be required to make adjustments and reimbursements as a result of these audits. Responding to governmental audits, inquiries, or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry, or investigation could involve contract termination, suspension, fines, injunctions or other sanctions.

Our success depends on our ability to retain our key personnel. We accelerated vesting of all outstanding stock options in December 2005, in anticipation of SFAS 123(R), which reduced the effectiveness of the stock options as a retention device.

Our success will be dependent upon the efforts of key members of our management and engineering team, including our chief executive officer, Mark N. Sirangelo, our president and chief financial officer, Richard B. Slansky, the managing director of SpaceDev, Scott Tibbitts, and certain other key personnel. The loss of any of these persons, or other key employees, including personnel with security clearances required for classified work and highly skilled technicians and engineers, could have a material adverse effect on us. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel. The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us. At this time, we do not maintain key man life insurance on any of our key personnel.

Historically, we have used vesting stock options to enhance our ability to retain key personnel. If the employee leaves us before the vesting period has been completed, the employee must forfeit any unvested portion of the stock options. In December 2005, in order to avoid adverse financial reporting effects in future years under SFAS 123(R), a new accounting standard, we eliminated all future vesting requirements on all of our 8,031,036 stock options, then outstanding and in the hands of employees, officers, and directors. To the extent the vesting requirement was operating as a retention device, the elimination of the vesting requirements eliminated the retention benefit. We continue to use vesting stock options as an incentive; however, as a result of SFAS 123(R) and other issues, the number of options being granted has been reduced.

Our founder and former chief executive officer, James W. Benson, resigned as our Chairman and chief technology officer in September 2006 in order to found a new company, Benson Space Company. Although Benson Space Company is now one of our customers, the departure of a founder, who has helped to shape our culture and vision, is always a special challenge for an emerging company.

If we grow but do not effectively manage the growth, our business could suffer as a result.

Even if we are successful in obtaining new business, failure to manage the growth could adversely affect our operations. We may experience extended periods of very rapid growth, which could place a significant strain on our management, operating, financial, and other resources. Our future performance will depend in part on our ability to manage growth effectively. We must develop management information systems, including operating, financial, and accounting systems, improve project management systems and processes and expand, train, and manage our workforce to keep pace with growth. Our inability to manage growth effectively could negatively affect results of operations and the ability to meet obligations as they come due.

We may not successfully address the problems encountered in connection with potential future acquisitions.

We expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our capabilities, complement our current products, or expand the breadth of our markets or customer base. Acquisitions may be necessary to enable us to quickly achieve the size needed for some potential customers to seriously consider entrusting us with mission-critical contracts or subcontracts. As a company, we have limited experience in acquiring other businesses and technologies: the Starsys acquisition was our first major acquisition. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products, or business operations;
•	problems maintaining uniform standards, procedures, controls, and policies;
•	unanticipated costs associated with the acquisition;
•	diversion of management's attention from core businesses;
•	adverse effects on existing business relationships with suppliers and customers;
•	incompatibility of business cultures;
•	risks associated with entering new markets in which we have no or limited prior experience;
•	dilution of common stock and shareholder value as well as adverse changes in stock price;
•	potential loss of key employees of acquired businesses; and,
•	increased legal and accounting costs as a result of the rules and regulations related to the Sarbanes-Oxley Act of 2002.

If our key suppliers fail to perform as expected, our reputation may be damaged. We may experience delays, lose customers, and experience declines in revenues, profitability, and cash flow.

We purchase a significant percentage of our product components and subassemblies from third parties. If our subcontractors fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them or identifying qualified replacements in a timely or cost effective manner. As a result, we may experience performance delays that could result in additional program costs, contract termination for default, or damage to our customer relationships which may cause our revenues, profitability, and cash flow to decline. In addition, negative publicity from any failure of one of our products or sub-systems as a result of a supplier failure could damage our reputation and prevent us from winning new contracts.

Our limited insurance may not cover all risks inherent in our operations.

We may find it difficult to insure certain risks involved in our operations, including our launch vehicle and satellite operations, accidental damage to high value customer hardware during the manufacturing process, and damages to customer spacecraft caused by our products not working to specification. Insurance market conditions or factors outside of our control at the time insurance is purchased could cause premiums to be significantly higher than current estimates. Additionally, the U.S. Department of State has published regulations which could significantly affect the ability of brokers and underwriters to insure certain launches. These factors could cause other terms to be significantly less favorable than those currently available, may result in limits on amounts of coverage that we can obtain, or may prevent us from obtaining insurance at all. Furthermore, proceeds from insurance may not be sufficient to cover losses.

Several years of low demand and overcapacity in the commercial satellite market have resulted in slow growth in demand for space products.

The commercial satellite market has experienced pricing pressures due to excess capacity in the telecommunications industry and weakened demand over the past several years. Satellite demand, and thus subsystem and component orders, has also been impacted by the business difficulties encountered by the commercial satellite services industry. This has resulted in a reduction in the total market size in the near term. While the market appears to be making a recovery, growth in the demand for our products may be limited.

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

There is no guarantee any patent will be issued on any patent application that we have filed or may file. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated, or circumvented.  If we do not secure and maintain patent protection for our technology and products, our competitive position may be significantly harmed because it may be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that design around our patented technology.  In addition, it is possible that any patent that we may obtain may not provide adequate protection and our competitive position could be significantly harmed.

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

From time to time, companies may assert patent, copyright and other intellectual property rights against our products, or products using our technologies, or other technologies used in our industry. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company's intellectual property rights, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.

Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents is challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.

We are subject to substantial regulation, some of which prohibits us to sell internationally. Any failure to comply with existing regulations, or increased levels of regulation, could have a material adverse effect on us.

Our business activities are subject to substantial regulation by various agencies and departments of the United States government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations, or "ITAR." Exports of our products, services, and technical information require either Technical Assistance Agreements, manufacturing license agreements, or licenses from the U.S. Department of State depending on the level of technology being transferred. This includes recently published regulations restricting the ability of U.S.-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. Failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation.

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

We are also subject to laws and regulations regulating the formation, administration and performance of, and accounting for, U.S. government contracts. With respect to such contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions, penalties, suspension, or debarment from contracting with the U.S. government.

We are also required to obtain permits, licenses, and other authorizations under federal, state, local, and foreign laws and regulations relating to the environment. Our failure to comply with applicable law or government regulations, including any of the above-mentioned regulations, could have serious adverse effects on our business.

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

The market prices of securities of technology-based companies like ours, particularly in industries (also like ours) where substantial value is ascribed to a hope for future increase in the size of the total market, are often highly volatile. The market price of our common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control, including:

•	deviations in our results of operations from estimates;
•	changes in estimates of our financial performance;
•	changes in our markets, including decreased government spending or the entry of new competitors;
•	awards of significant contracts to competitors rather than to us;
•	our inability to obtain financing necessary to operate our business;
•	changes in technology;
•	potential loss of key personnel;
•	short selling;
•	changes in market valuations of similar companies and of stocks generally;
•	volume fluctuations generally including, but not limited to, resales by former Starsys stockholders or by Laurus Master Fund; and,
•	other factors listed above in "Our operating results could fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline."

Changes in stock option accounting rules may adversely affect our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our efforts in recruiting additional employees.

Technology companies, in general, and our company in particular, depend upon and use broad based employee stock option programs to hire, incentivize, and retain employees in a competitive marketplace. Through fiscal 2005, we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body adopted SFAS 123(R), a new accounting standard that requires us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We began recording these expenses in 2006. The change in accounting rules will lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings. This may negatively impact our future stock price. In order to protect reported earnings, we reduced the use of stock options, and by doing so, we could lose the advantage of a valuable incentivizing tool and could be placed at a competitive disadvantage by other potential employers who were more willing to grant stock options.

The concentration of ownership of our common stock gives a few individuals significant control over important policy decisions and could delay or prevent changes in control.

As of December 31, 2006, our executive officers and directors together beneficially owned approximately 45.7% of the issued and outstanding shares of our common stock.  James W. Benson and Susan C. Benson beneficially own approximately 22% of our common stock.  (Mr. Benson separated from our employ in September 2006 and founded Benson Space Company but retains a seat on our Board of Directors.)  As a result, executive officers and directors could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving us. In addition, through control of the Board of Directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

Our current business plan contemplates the migration of technologies from projects into products for small satellites and hybrid rocket motors over the next several years. Our Starsys-derived lines of business may migrate or expand from a component business into a structures and/or subsystem business over the next several years. In the meantime, we are investigating other applications of our technology and other markets for our technologies and prospective products. Our expansion into new lines of business may be difficult for us to manage because they may involve different disciplines and require different expertise than our historic core business. Consequently, this expansion may divert management's time and attention, and we may need to incur significant expenses in order to develop the expertise, and reputation we desire. Any revenues generated by new lines of business may not be significant enough to offset the expenditures required to enter such business, or provide the anticipated return on investment.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and any stock exchange on which our stock may be listed in the future. These laws, rules and regulations, which are already known to be burdensome and costly, continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include a management report on internal control over financial reporting as part of our annual report for the year ended December 31, 2007 (and future annual reports) pursuant to Section 404 of the Sarbanes-Oxley Act (unless any further SEC proposals to delay the auditor attestation requirements for smaller companies is adopted). We are in the process of evaluating our control structure and processes to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules, and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

The terms of our outstanding shares of preferred stock, and any shares of preferred stock issued in the future, may reduce the value of your common stock.

We have up to 10,000,000 shares of authorized preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Convertible Preferred Stock and 4,312 shares of our Series D-1 Preferred Stock. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

Our secured debt financing is expensive and onerous.

On September 29, 2006, we entered into a secured revolving credit facility with Laurus Master Fund.  Although the maximum size of the facility is $5,000,000, actual borrowings are limited by a formula based on our eligible accounts receivable and eligible inventory.  Our initial borrowing was approximately $1.9 million and our current average borrowing is approximately $2.5 million.  We paid a loan fee at closing in the form of common stock valued at $350,000.  In addition, we will be required to pay Laurus additional loan fees in the form of common stock valued at $200,000 on each anniversary date of the facility, if the facility remains in place.  In addition, the outstanding balance on the facility bears interest at a floating rate of prime plus 2%, and the maximum life of the facility is three years. The facility is collateralized by substantially all of our assets. The facility contains certain default provisions. In the event of a default by us, we will be required to pay an additional fee per month until the default is cured. Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default. We paid to certain persons designated by Laurus the amount of $9,500 for legal fees and expenses in structuring the facility, conducting due diligence and escrow fees. In addition, we paid a finder’s fee in the amount of $35,000 and paid Laurus a facility fee of 3.5%, or approximately $140,000, of the facility amount, which facility fee is being expensed over the life of the note.

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

ITEM 2. DESCRIPTION OF PROPERTY

In January 2003, we entered into a sale and 10-year leaseback of our 25,000 square foot headquarters facility in Poway, California. Our facility includes a small Spacecraft Assembly and Test facility with a 1,800 square foot Class 100,000 clean room, avionics development lab, machine shop with rocket motor casting capability, mechanical assembly lab, and mission control and operations center. In March 2005, we leased an additional 11,000 square feet of office and warehouse space within a mile of our Poway, California facility and moved our machine shop with rocket motor casting capability for hybrid propulsion into it. This lease is now set to expire on June 30, 2007. We also negotiated an arrangement with Northrop Grumman for use of a test pad at their Capistrano Test Facility approximately one hour from our Poway, California offices. We use this site to fire and test larger hybrid rocket motors. Key uses of our California facilities are program and project conferences and meetings, engineering design, engineering analysis, spacecraft assembly, avionics labs, software labs, and media outreach. We also have an Internet-based Mission Control and Operations Center in our building. Our facilities allow for efficient design, assembly, and test for our projects, and of our products and technologies.

The rent on our headquarters building is approximately $29,500 per month with a 3.5% COLA increase annually. We are responsible for property tax and liability insurance on the facility. We were required to make an advance payment in the form of a security deposit of approximately $25,700, which we carry as an asset on our balance sheet. The rent on the second Poway facility was approximately $9,000 per month in 2006 and included all CAM charges and taxes. The Capistrano facility is billed to us by Northrop Grumman only when in use and includes all support services.

As a result of our acquisition of Starsys, we acquired a lease for a 41,400 square foot facility in Boulder, Colorado (at a rental rate of approximately $55,000 per month) and a 5,000 square foot facility in Durham, North Carolina (at a rental rate of approximately $6,000 per month). The Boulder lease expires in March 2007 and we anticipate the relocation of our Starsys manufacturing operations from Boulder to Louisville, Colorado, 12 miles southeast of our current location. We signed a lease on August 25, 2006 for our new Louisville facility, which provides an immediate improvement in product work flow over our existing site. The new facility has approximately 72,000 square feet, a significant expansion in floor space. The rent will be approximately $77,000 per month with a 3.0% COLA increase annually.  We plan to develop this space through phased capital equipment additions that will improve our fabrication, assembly, and test capabilities. We have an option to lease an additional 19,000 square feet at the same site.

            Finally, our Durham, North Carolina facility lease was also set to expire in March 2007. We signed a new lease in March 2007 to relocate our Durham manufacturing operations from 633 Davis Drive to 1030 Swabia Court, one mile east of our current location in May 2007. We will hold over in the existing facility until the tenant improvements are completed on the new building. The new Durham facility has approximately 13,500 square feet of usable office and laboratory space.  The rent will be approximately $13,000 per month with an increase annually.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Over-the-Counter Bulletin Board ("OTCBB") since August 1998 under the symbol "SPDV" or "SPDV.OB." The following table sets forth the trading history of our common stock on the OTCBB for each quarter from fiscal 2005 through March 5, 2007 as reported by Bloomberg L.P. The quotations reflect inter-dealer bid prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Quarterly High	Quarterly Low
3/31/2005	$1.87	$1.56
6/30/2005	$1.70	$1.52
9/30/2005	$1.67	$1.44
12/31/2005	$1.62	$1.37
3/31/2006	$1.50	$1.11
6/30/2006	$1.35	$1.25
9/30/2006	$1.33	$0.97
12/31/2006	$1.14	$0.69
3/5/2007*	$1.01	$0.68

*March 5, 2007 high and low from 01/01/2007 to 03/05/2007.

Holders of Record

As of March 5, 2007, there were approximately 600 holders of record of SpaceDev common stock.

Dividends

We have never paid a cash dividend on our common stock. Payment of common stock dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay common stock dividends in the foreseeable future. Our secured debt and our preferred stock outstanding currently restrict our ability to pay common stock dividends.

We accrued dividends on our Series C Cumulative Convertible Preferred Stock of approximately $170,000 and $171,000 for the years ended December 31, 2006 and 2005, respectively. Approximately $114,000 of the 2005 accrued dividends was satisfied by the issuance of our common stock during the twelve-months ended December 31, 2005. Payment of future dividends on our Series C Cumulative Convertible Preferred Stock may be in cash or shares of common stock, provided that the payment of cash dividends on our Series C Cumulative Convertible Preferred Stock is prohibited in the event of our noncompliance with our obligations under the certificate of designations for Series D-1 Preferred Stock. On January 11, 2005, approximately $61,000 of accrued dividends were paid in the form of 39,589 shares of our common stock.  Also, on May 5, 2005, approximately $56,000 of accrued dividends were paid in the form of 36,559 shares of our common stock, on September 28, 2005, approximately $58,000 of accrued dividends were paid in the form of 37,473 shares of our common stock. Approximately $184,000 of cash dividends were paid in 2006. On December 31, 2006, accrued but unpaid dividends were approximately $43,000.

We accrued dividends on our Series D-1 Preferred Stock of approximately $443,000 for the year ended December 31, 2006 and paid $332,000 of that amount in cash in 2006. Shares of Series D-1 Preferred Stock were first issued by us on January 13, 2006, and the first dividend payment date for the Series D Preferred Stock was April 1, 2006. We made voluntary amortization payments on our Series D-1 Preferred Stock of approximately $535,000 for the year ended December 31, 2006. The voluntary amortization payments were similar to voluntary redemptions of preferred stock, i.e., we reduced the balance of our preferred stock by approximately $535,000 in 2006, which also reduced our dividend obligations.  The reduction (or amortization payment) was voluntary on our part; however, if we chose not to make the payments, we would have incurred an increase in the dividend rate pursuant to our Series D Preferred Stock agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the Risk Factors set forth herein.

Overview

SpaceDev, Inc., including our wholly-owned subsidiary, Starsys, Inc., which was acquired by us on January 31, 2006, (the "Company," "SpaceDev," "we," "us" or "our") is engaged in the conception, design, development, manufacture, integration, sale, and operation of space technology systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft. We are currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.

During 2006, approximately 89% of our net sales were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 11% was generated from commercial contracts. In 2005, approximately 98% of our net sales were generated from direct government contracts and from government-related work through subcontracts with others, while the remaining 2% was generated from commercial contracts. The mix shift was primarily due to our January 2006 acquisition of Starsys. We will continue to seek both government and commercial business and anticipate that net sales from government sources will continue to represent in excess of 80% of our business' net sales for the next several years Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.

During 2006, we submitted approximately 100 bids for government or commercial programs and continued our work with the United States Congress to identify directed funding for our programs.

Financing

New Revolving Credit Facility.

On September 29, 2006, we entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”). The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the Facility. We are allowed to borrow against the Facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or, (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory. The balance on this revolving credit facility at December 31, 2006 was approximately $805,000. The facility bears interest at a rate equal to prime plus 2% and is payable monthly. The rate will be increased or decreased on the date the Prime Rate is adjusted. Interest is due on the first business day of each month through maturity. The term of the facility is scheduled to end on September 29, 2009. Laurus received 310,009 unregistered shares of our common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten (10) business days and the expense is being amortized daily over the first year of the note. We will issue additional restricted shares of our common stock worth, in the aggregate, $200,000 to Laurus on each anniversary date of the facility, if the facility remains in place. The pricing of these additional shares will be based on the applicable preceding ten (10) business day average trading price. The facility is not convertible into any class of our securities.

Laurus agreed that if and when it can resell the unregistered shares under Rule 144, its resale on any one day cannot exceed 10% of the daily trading volume. Laurus has piggyback registration rights subject to certain underwriters’ restrictions, but will not be entitled to demand registration of any of the shares received under the facility. In addition, Laurus is strictly prohibited from engaging in any short sales of our common stock during the term of the facility. The facility is a secured debt, collateralized by substantially all of our assets. The facility contains certain default provisions. In the event of a default by us, we will be required to pay an additional fee per month until the default is cured. Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default. The facility requires us to deposit all funds (other than certain refundable deposits) into a lockbox that will be swept on a daily basis to reduce any outstanding facility balance. Any funds in excess of any outstanding facility balance will be transferred to us on a daily basis.

Series D-1 Amortizing Convertible Perpetual Preferred Stock.

In January 2006, we entered into a securities purchase agreement, which we refer to as the 2006 purchase agreement, with a limited number of institutional accredited investors, led by Omicron Capital. On January 13, 2006, we issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, which we refer to as Series D-1 Preferred Stock, for an aggregate purchase price of $5,150,000, or $1,000 per share. We also issued various warrants to these investors under the 2006 purchase agreement.

Common Stock and Warrant Financing.

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

Selection of Significant Contracts

In June 2002, Starsys was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  In addition to eight flight unit deliveries per spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007.  We acquired Starsys on January 31, 2006. Revenues generated form this contract from February 1, 2006 through December 31, 2006 totaled approximately $2.9 million. We experienced significant cost overruns on this contract.  Prior to our merger with Starsys, the contract was modified to add an additional $1.7 million.  After our merger with Starsys, we negotiated contract modifications in both the timing of payments and in the amount of additional contract consideration of up to $1.0 million based on the achievement of specific milestones. Of the additional possible $1.0 million, we achieved milestones entitling us to the majority, and possibly all, of the incentive payments, which will partially mitigate the impact of significant cost, scope and requirements changes and overruns.
.
In March 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology. This overall contract is proceeding under a phased approach. The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, completed in September 2004, and resulted in a general mission and microsatellite design. The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006. Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006. Task Order III, the first of several task orders expected during the third phase was awarded to us in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and ran through June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006. Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007. We are currently negotiating with the Missile Defense Agency for additional funding under Task Order IV. We expect continued modifications to the current phase with additional task orders for additional funding throughout GFY 2007. Government contract funds will expire at the end of the current government fiscal year. It is uncertain whether additional funding by the Missile Defense Agency will be available. It is possible that another government agency may fund the program; however, there can be no assurance that funding will be available.

In addition to the three networked microsats under our second Task Order, the $43 million contract also originally envisioned an option for a second cluster of three microsats using laser communication technology.  We were informed in 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for the additional microsats at that time; however, the contract vehicle remained at $43 million and left open the opportunity for some other purchase to take its place.  The IDIQ (indefinite delivery, indefinite quantity) nature of the contract allows for replenishment of funds by MDA within the same contract vehicle, as work is performed and we recognize revenue. We estimated that the second cluster would have represented approximately $10 million of the $43.3 million contract. It is uncertain whether the remaining unbilled contract backlog of approximately $28.1 million will be available from MDA. It is possible that another government agency may fund part or all of the program after this year; however, there can be no assurance that funding will be available. (See Risk Factors: “Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded” and “A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process. In addition, many of our contracts can be terminated by the customer”). We recognized approximately $16.8 million in revenue under this contract from inception through December 31, 2006.

In January 2005, Starsys was awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor (APS), Scan Mirror Motor/Encoder Assembly (SMMA). The APS instrument is slated to fly on the NASA Glory mission. The APS is also a prime candidate for a secondary payload on NPOESS. The SMMA consists of Starsys designed low ripple, precision brushless DC motor and optical encoder assembly. The program consists of a development unit, engineering unit, qualification / life test unit, and flight units. This contract was awarded as a cost plus fixed fee contract at a value of $2.5 million. In July 2006, the contract was modified to add approximately $2.5 million with incremental funding and extend to March 2009. Since our acquisition date of Starsys, revenues from February 1, 2006 through December 31, 2006 totaled approximately $2.0 million.

In October 2005, Starsys was awarded a contract from General Dynamics C4 Systems to design and deliver an antenna pointing gimbal and control electronics for the GeoEye-1 program. The contract, valued at $2.0 million, was awarded and work has already begun on the antenna in anticipation of an on-time delivery to General Dynamics. The GeoEye-1 program is a next-generation, high-resolution commercial remote-sensing satellite scheduled for launch in 2007. The Starsys antenna control system is uniquely designed to operate by greatly reducing motion, to the GeoEye-1 spacecraft while pictures are being taken and data is simultaneously transmitted to earth ground stations, through incorporation of a low disturbance designed micro-stepping actuator and actuator drive electronics (Quiet Array Drive). Since our acquisition date of Starsys, revenues from February 1, 2006 through December 31, 2006 totaled approximately $1.26 million.

In February 2006, we were awarded two deployable boom technology contracts for advance research and development of a self-deployed articulated boom for approximately $950,000 and a jack screw deployed boom for approximately $1.5 million by the Air Force Research Laboratory (AFRL). We recognized approximately $833,000 in revenue under this contract from inception through December 31, 2006.

In June 2006, we were awarded a firm fixed price contract from Lockheed Martin Commercial Space Systems for the design, and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System. The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies. Options are included for additional gimbals supporting three additional spacecraft. The contract will include the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals and solar array deployment hinges Starsys has previously provided for the A-2100 bus. The contract value for the initial award was $1.8 million; however, if all options are exercised, the total contract value would exceed $6.0 million. We recognized approximately $625,000 in revenue under this contract from inception through December 31, 2006.

In August 2006, we were awarded a government firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter (LRO) program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.3 million.  The LRO mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program.  The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanism to align the downlink antenna for communication with earth.  We are to provide these actuators for the spacecraft along with the electronics to control them. A total of seven actuators and five control electronics assemblies will be delivered under the contract.  We recognized approximately $1.8 million in revenue under this contract from inception through December 31, 2006.

In October 2006, we were awarded a $330,000 Phase I study contract from Benson Space Company to further the SpaceDev Dream Chaser™ spaceship program. The study will contribute to the on-going development of the spaceship and will result in space vehicle and rocket motor designs ready for Phase II vehicle fabrication and testing. The SpaceDev Dream Chaser™ spaceship is based on NASA’s design of the ten passenger orbital HL-20 Personnel Launch System, and will launch vertically and land horizontally. We recognized approximately $76,000 in revenue under this contract from inception through December 31, 2006.

In January 2007, in partnership with the University of Colorado Laboratory for Space Physics, we were awarded a $750,000 contract from the Missile Defense Agency to design and develop a non-sticking cover seal system for the Exo-atmospheric Kill Vehicle program, which is the kill vehicle component of the Ground Based Interceptor (the weapon element of the Ground-based Midcourse Defense System program). The contract was awarded under the Small Business Technology Transfer Program that provides research funding for partnerships between industry and non-profit research institutions. The program is scheduled to complete in 2008 and is an extension of a Phase 1 program completed in 2006.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission. We will develop and deliver electromechanical Descent Brake dampers. The contract period of performance is approximately 18 months. NASA’s Mars Science Laboratory mission will deliver an 1800 pound rover to the surface of Mars in 2010. Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25 feet long bridle cord. A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.

Results of Operations

Year Ended December 31, 2006 -vs.- Year Ended December 31, 2005

Net Sales

During 2006, we had net sales of approximately $32.6 million as compared to net sales of approximately $9.0 million for the same period in 2005, an increase of over 250%.  Sales increased primarily due to our acquisition of Starsys on January 31, 2006, which generated revenues from February 1, 2006 through December 31, 2006 of approximately $21.4 million, excluding approximately $300,000 of inter-company sales.  Approximately $17.7 million, or 83%, of the Starsys sales were attributable to government and government-related work, with approximately $3.7 million, or 17%, of the Starsys sales being attributable to commercial contracts.  Net sales also increased due to revenues of approximately $11.1 million from our historic SpaceDev business, which consists of government contracts, including our contract with the Missile Defense Agency which generated revenues of approximately $8.3 million. During 2006, overall revenue from government and government-related work was approximately $28.9 million and revenue from commercial customers was approximately $3.6 million.  Our government customers include, but are not limited to, the Missile Defense Agency, the Air Force Research Laboratory, NASA, and other U.S. Department of Defense agencies.  Our government-related work customers include, but are not limited to, General Dynamics, Northrop Grumman, and Raytheon.  Commercial customers include Lockheed Martin and Sumitomo.  Revenues during 2005 primarily represented approximately $6.8 million of work on the Missile Defense Agency contract. Small Business Innovation Research contracts with the Air Force Research Laboratory represented sales of approximately $1.4 million in 2005 while revenues from all other programs totaled approximately $800,000.

Cost of Sales

For the year ended December 31, 2006, cost of sales was approximately $25.7 million or 79.0% of net sales, as compared to approximately $6.9 million, or 76.7% of net sales, during the same period in 2005.  Cost of sales consists of direct and allocated costs associated with individual contracts.  The increase in cost of sales and the decrease in margin were due to continued losses on certain fixed price government-related development contracts we inherited from our acquisition of Starsys, especially a Northrop Grumman Space Technology contract.  We are focusing our efforts on the successful completion of these contracts, as well as altering our bid and proposal processes related to fixed price contracts and migrating risk to cost reimbursable contracts.  We are also continuing to focus efforts on managing our growth, including but not limited to, recruiting new talented engineers, developing and enhancing our project management skills, and creating or expanding systems to assist in the efficient and effective management of our projects.  In addition, the nature of Starsys' business we inherited as a result of the merger has proportionally higher levels of depreciation and amortization than the historic SpaceDev business and additional amortization of other intangible assets. As a result, depreciation and amortization (which is a component of cost of sales) increased to $983,000 in 2006 from $192,000 in 2005.
.
Operating Expenses

Operating expenses increased from approximately $1.8 million, or 19.9% of net sales, for the year ended December 31, 2005 to approximately $7.8 million, or 23.9% of net sales, for the same twelve months ended December 31, 2006. Operating expenses include general and administrative expenses, research and development costs and marketing and sales expenses.

•
General and administrative expenses increased from approximately $1.1 million, or 12.0% of net sales, for the year ended December 31, 2005 to approximately $5.3 million, or 16.3%, for the year ended December 31, 2006.  This increase is attributed mainly to the acquisition of Starsys’ general and administrative costs and the addition of our new chief executive officer. In addition to our new chief executive officer, we maintained two presidents and other key management personnel, whose expenses were charged to general and administrative expense.  The method of allocation in 2006 was different at Starsys, which also resulted in higher general and administrative costs, e.g., certain functions that we historically charged (at least partially) to cost of sales, like quality assurance and process and systems, was charged entirely to general and administrative expense at Starsys and consolidated accordingly.  In 2007, we will be altering the allocation method to be consistent companywide.  We have created a corporate business management group and we expect to recognize some cost saving and efficiencies as the companies consolidate and eliminate redundancies in certain general and administrative functions. We expect to incur approximately $500,000 of expense in 2007 related to the relocation of our Colorado and North Carolina facilities.

•
Research and development expenses increased to approximately $284,000, or 0.9% of net sales, for the year ended December 31, 2006, from approximately $32,000, or 0.4% of net sales, during the same period in 2005.  The total dollar value increased by approximately $252,000, mainly due to the creation of the chief technology officer position at the end of 2005 and an investment in certain new technologies.  With the addition of our new chief executive officer in December 2005, James W. Benson (formerly our chief executive officer) became our chief technology officer for three-quarters of 2006, with his expenses being charged to research and development.  Mr. Benson resigned at the end of September 2006 to found Benson Space Company but remained our consultant at a rate equivalent to his salary for the remainder of 2006, which costs were charged to general and administrative expenses.  We have not refilled the chief technology officer position.  Most of Mr. Benson’s expenses in 2005 were charged to marketing and sales, not research and development or general and administrative expense. Most of our scientific work is performed under contracts and therefore is accounted for as costs of sales, rather than as research and development expense.

•
Marketing and sales expenses increased to approximately $2.2 million, or 6.8% of net sales, for the year ended December 31, 2006, from approximately $674,000, or 7.5% of net sales, during the same period in 2005. The total dollar increase of approximately $1.5 million was mainly due to costs related to bidding a number of proposals, including approximately $800,000 for our NASA COTS proposal during 2006, as well as absorbing a larger marketing and sales organization as part of the merger with Starsys. Unfortunately, we did not win the COTS contract. With the addition of our new chief executive officer in December 2005, James Benson (formerly our chief executive officer) became our chief technology officer with most of his 2006 expenses being charged to research and development. Most of Mr. Benson’s expenses in 2005 were charged to marketing and sales.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method. Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield, and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility ranged from 86.7% to 90.8% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted. The total expense for the year ended December 31, 2006 was approximately $133,000 as compared to no expense during the same period in 2005, as we adopted SFAS 123(R) on January 1, 2006. All of the 2006 option expenses relate to options actually granted in 2006, as we fully vested all outstanding options in December 2005. To minimize SFAS 123(R) stock option expense, we have reduced the number of stock options we would otherwise be granting.

Non-operating expense (income) consisted of amortization of deferred gain on the sale of our Poway headquarters building, other non-cash loan fees and expenses, and interest expense and interest income. Cash interest expense did not comprise a significant portion of non-operating expense during the year ended December 31, 2006 or 2005, although it might in 2007 if we continue to carry balances on the Laurus revolving credit facility created in September. We experienced net non-operating income of approximately $20,000 and $191,000 for the years ended December 31, 2006 and 2005, respectively.

•
We expensed approximately $66,000 and $3,000 in interest for the years ended December 31, 2006 and 2005, respectively. The increase was due to borrowing under our new revolving credit facility that we entered into on September 29, 2006. We will continue to pay interest expense on certain capital leases and the revolving credit facility in 2007.

•
We recognized approximately $83,000 and $106,000 in interest income in 2006 and 2005, respectively. The decrease was due to our use of cash in our acquisition of Starsys in January 2006; thereby, creating lower cash balances.

•
We recognized approximately $117,000 of amortized deferred gain on the sale of our Poway headquarters building during each of the years ended December 31, 2006 and 2005, and we will continue to amortize the remaining deferred gain of approximately $713,000 into non-operating income over the remainder of the lease of the building, which is scheduled to expire in 2013.

•
We recorded loan fees related to our revolving credit facility of approximately $115,000 and $29,000 for the years ended December 31, 2006 and 2005, respectively. The increase in expense was due to the issuance of 310,009 shares of our common stock, valued at $350,000, to Laurus in September 2006 under the terms of the new revolving credit facility; we are amortizing this expense over the life of the credit facility. We will continue to expense the remaining $235,000 through September 2007. If the facility is still in place then, we must issue another $200,000 of shares to Laurus.

Net Income (Loss) and EBITDA

Net loss was approximately $952,000, or 2.9% of net sales, for the year ended December 31, 2006, compared to a net income of approximately $501,000, or 5.6% of net sales, for the year ended December 31, 2005 and a net loss of $3,027,054, or 61.9% of net sales, for the year ending December 31, 2004. During the year ended December 31, 2006, we had earnings before interest, taxes, depreciation and amortization and stock option expense, or EBITDA, of approximately $163,000, or 0.5% of net sales, compared to approximately $503,000, or 5.6% of net sales, for the year ended December 31, 2005 and approximately $228,000, or 4.7% of net sales, for the year ending December 31, 2004.

The following table reconciles EBITDA to net income (loss) for the years ended December 31, 2006, 2005 and 2004:

For the twelve months ended	December 31, 2006	December 31, 2005	December 31, 2004
	(Audited )	(Audited )	(Audited )
Net Income (Loss)	$(952,372)	$501,264	$(3,027,054)
Interest Income	(83,362)	(105,840)	(19,497)
Cash Interest Expense	65,713	2,873	52,077
Non-Cash Interest Expense	114,600	28,875	3,254,430
Gain on Building Sale	(117,274)	(117,272)	(117,272)
Stock Option Expense	133,380	0	0
Provision for income taxes	19,290	1,600	1,600
Depreciation and Amortization	982,860	191,924	83,531
EBITDA *	$162,835	$503,424	$227,815
* Earnings Before Interest, Taxes, Depreciation, and Amortization.

EBITDA is a non-GAAP financial measure and should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations). Other companies may use the same "EBITDA" phrase as we do, but define or calculate it differently than we do. We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. Our management regularly evaluates our progress based on EBITDA. We showed three consecutive years of positive and growing revenue and three consecutive years of positive EBITDA.

The following charts illustrate our annual trend in total revenue as well as in EBITDA for the years ended December 31, 2004, 2005 and 2006.

SpaceDev, Inc. and Subsidiaries
Non- GAAP Consolidated Statements of Operations - Supplemental Schedule
Years Ended December 31,	2006		2005
GAAP Operating Income/(Loss)	$(953,405)	-2.93%	$311,500	3.46%
FAS 123(R) stock -based compensation	133,379	0.58%	-	0.00%
Non-GAAP Operating Income/(Loss)	(820,026)	-2.52%	311,500	3.46%
Non-Operating Income/(Expense)
Interest income	83,362	0.26%	105,840	1.18%
Interest expense	(65,713)	-0.20%	(2,873)	-0.03%
Gain on building sale	117,274	0.36%	117,272	1.30%
Non-Cash loan fee	(114,600)	-0.35%	(28,875)	-0.32%
Total Non-Operating Income	20,323	0.06%	191,364	2.13%
Non-GAAP Net Income/(Loss) Before Taxes	$(799,703)	-3.51%	$502,864	8.46%
Income tax provision	19,290	0.06%	1,600	0.02%
Non-GAAP Net Income/(Loss)	$(818,993)	-3.59%	$501,264	8.44%
Non-GAAP Net Income/(Loss)	(818,993)		501,264
Less Preferred Dividend Payments	(610,287)		(170,956)
Adjusted Net Income/(Loss) for EPS Calculation	(1,429,280)		330,308
Non-GAAP Net Income/(Loss) Per Share	$(0.05)		$0.01
Weighted-Average Shares Outstanding	28,666,059		22,270,997
Fully Diluted Non-GAAP Net Income/(Loss) Per Share:	$(0.05)		$0.01
Fully Diluted Weighted-Average Shares Outstanding	28,666,059			29,631,118

We believe that evaluating our ongoing operating results with these non-GAAP measurements may be useful as a supplement to our standard GAAP financial measurement presentation. Accordingly, we have chosen certain non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial measures should be considered in addition to, and not a substitute for, financial information prepared in accordance with GAAP. We present such non-GAAP financial measures in reporting our financial results to provide additional and supplemental disclosure to evaluate operating results. Whenever we use a non-GAAP financial measurement, we provide a reconciliation of the non-GAAP financial measure to the most closely applicable GAAP financial measurement.

Liquidity and Capital Resources

            Net decrease in cash and cash equivalents during the twelve months ended December 31, 2006 was approximately $4.3 million compared to a net increase of approximately $681,000 for the same twelve-month period in 2005.  Net cash used in operating activities totaled approximately $2.0 million for the year ended December 31, 2006, compared to approximately $397,000 provided by operating activities during 2005.  The decline in cash from operating activities was primarily due to the need to use our cash resources to pay accounts payable and fund accounts receivable, which we assumed upon the acquisition of Starsys.

            Net cash used in investing activities totaled approximately $2.8 million for the year ended December 31, 2006, compared to approximately $2.7 million used in investing activities during the same twelve-month period in 2005. The cash used in investing activities is primarily due to $1.4 million of acquisition costs in connection with our acquisition of Starsys, as well as a $1.4 million increase in the purchases of fixed assets. We loaned $1.4 million to Starsys during the third quarter of 2005, which affected our 2005 figure, and then received no corresponding repayment benefit in 2006 because we acquired Starsys in 2006 and forgave the loan.

            Net cash provided by financing activities totaled approximately $500,000 for the year ended December 31, 2006, compared to the approximately $3.0 million provided by financing activities during 2005.  This is primarily attributable to the sale of our Series D-1 Preferred Stock in January 2006, which was then used to fund the merger with Starsys and pay off secured debt and pay preferred stock dividends; offset in part by our new revolving credit facility that we opened in September 2006.

            Our cash, cash reserves, and cash available for investment declined to approximately $1.4 million at December 31, 2006, compared to approximately $5.7 million December 31, 2005.  The decrease was attributable to cash used in the acquisition of Starsys and the financing of Starsys' accounts receivable and payable.  Cash plus accounts receivable remained the same from approximately $7.0 million at December 31, 2005 to approximately $7.0 million at December 31, 2006.

Our backlog of funded and non-funded business was approximately $20 million at December 31, 2006, compared to approximately $29 million at December 31, 2005.  We were informed in September 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for a second cluster; however, the Missile Defense Agency also informed us of several other opportunities that might replace the laser communications experiment.  We cannot be assured of any new business from the Missile Defense Agency and the Missile Defense Agency has indicated that it may reduce or eliminate funding for the program in GFY 2008 due to government budget allocations and reductions.  We are currently negotiating with the Missile Defense Agency to extend funding on Task Order IV, which is part of the fabrication, integration and test phase of the program.  The Missile Defense Agency recently extended the end time of Task Order IV from March 1, 2007 to June 15, 2007.  We are currently working with the Missile Defense Agency on the level of funding and scope of work to be performed during that period of time.  The Missile Defense Agency is also considering extending the period of performance beyond June 15, 2007.  We are also working with other government agencies who may be interested in our microsat program both in addition to and possibly in place of the Missile Defense Agency program, since there can be no assurances that our discussions with the Missile Defense Agency will be fruitful or that any additional task orders will be awarded in the future or that task order funding will be available.  As a result of this uncertainty, we reduced our backlog by approximately $10 million, which was offset by a corresponding increase in backlog from our Starsys product lines and projects.  The Missile Defense Agency contract is an IDIQ contract, meaning it is an indefinite delivery, indefinite quantity contract which can be re-funded up to the $43 million ceiling with other microsatellites or new business without further signature authority for the five year period of the contract.  Although the Missile Defense Agency contract was awarded to us, there can be no assurance that the contract will be continued through all phases, and, if continued, that it will generate the amounts anticipated.

            In September 2006, we entered into a new revolving financing arrangement with Laurus.  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the facility.  We are allowed to borrow against the facility under an investment formula based on accounts receivable (See “Financing:  New Revolving Credit Facility” above).  The balance on this revolving credit facility at December 31, 2006 was approximately $805,000.  The facility is not convertible into any class of our securities.  The facility is a secured debt, collateralized by substantially all of our assets. The facility contains certain default provisions.  We are utilizing this facility to support fluctuations in our cash needs.

             In January 2006, we entered into a securities purchase agreement, which we refer to as the 2006 purchase agreement, with a limited number of institutional accredited investors, led by Omicron Capital.  We issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, which we refer to as Series D-1 Preferred Stock, for an aggregate purchase price of $5,150,000, or $1,000 per share.  We also issued various warrants to these investors under the 2006 purchase agreement.

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

At December 31, 2006, we had federal and state tax net operating loss and capital loss carryforwards (“NOL”) of approximately $10,096,000 and $9,163,000 respectively.  These amounts include acquired federal and state NOL’s for Starsys of approximately $3,667,000 and $6,430,000 respectively, at December 31, 2006.  The federal tax loss carryforwards will begin to expire in 2019 and 2011, respectively, unless previously utilized.

Critical Accounting Standards

Due to the acquisition of Starsys, our revenues transitioned in 2006 from being primarily cost plus fixed fee contracts, where revenues are recognized as costs are incurred and services are performed, to a combination of cost plus fixed fee contracts and fixed-price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimated (see the Notes to our Consolidated Financial Statements). Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. In addition, when the total value of a contract becomes uncertain (such as when a contract modification to reflect cost overruns is being negotiated), we may be unable to report further revenues on the contract under the percentage-of-completion method until the uncertainty is resolved. This occurred as of the end of the third quarter of 2006 with regard to the Northrop Grumman Space Technology contract, but as of December 31, 2006 the uncertainty was sufficiently resolved to enable us to resume reporting under this method.

Professional fees are billed to customers on a time-and-materials basis, a fixed-price basis or a per-transaction basis. Time-and-materials revenues are recognized as services are performed. Deferred revenue represents amounts collected from customers for services to be provided at a future date. Research and development costs are expensed as incurred.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123 in 1997. Through December 31, 2005, we elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and provided pro forma disclosures as if the fair value based method prescribed in SFAS No. 123 had been utilized. (See Note 7 to our Consolidated Financial Statements.)

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, was published by the FASB on December 31, 2002. The effective date of SFAS No. 148 was December 15, 2002. SFAS No. 123 prescribes a "fair value" methodology to measure the cost of stock options and other equity awards. Companies may elect either to recognize fair value stock-based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes. Through December 31, 2005, we chose the latter approach.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants and vesting of employee stock options beginning January 1, 2006, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123(R) became effective January 1, 2006 for calendar year companies. Accordingly, we implemented the revised standard in the first quarter of 2006. (See Note 7 to our Consolidated Financial Statements for additional information.)

In December 2005, in response to SFAS 123(R), our Board of Directors accelerated the vesting of all unvested stock options held by current employees, including executive officers, and members of the Board of Directors.

Recent Accounting Pronouncements

During 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109, Accounting for Income Taxes, by providing guidance with regard to the recognition and measurement of uncertain tax positions, the accrual of interest and penalties, and increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more likely than not” to be upheld based on their technical merits. The measurement of the uncertain tax position will be based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. For us, this interpretation is effective beginning January 1, 2007.

While we have historically used the “more likely than not” threshold for recognizing our uncertain tax positions, we have not used the concept of cumulative probability to measure the uncertain tax positions. However, based on an evaluation of the Company’s tax positions using the new measurement criteria, this interpretation is currently not expected to have a material impact on the Company’s financial condition or results of operations.

The FASB also issued FASB Statement No. 157, Fair Value Measurements, during 2006. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It provides a framework for measuring fair value and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements already required or permitted by other statements; it does not impose additional fair value measurements. This statement is effective for fair value measurements beginning in fiscal years beginning after November 15, 2007. Currently, we do not expect this statement to have a material impact on our financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements are attached at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Mark N. Sirangelo, our chief executive officer, and Richard B. Slansky, our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the current directors and executive officers of SpaceDev and their background and ages as of March 5, 2007.

Name	Age	Title
Mark N. Sirangelo	46	Chairman of the Board and Chief Executive Officer
Richard B. Slansky	49	President, Chief Financial Officer, Corporate Secretary and Director
Scott Tibbitts	49	Managing Director and Director
James W. Benson	61	Director
Curt Dean Blake (1)	49	Director
General Howell M. Estes, III (USAF Retired) (1)	65	Director
Wesley T. Huntress (1)	64	Director
Scott McClendon (1)	67	Director
Robert S. Walker (1)	64	Director
(1)	Denotes Independent Director

Mark N. Sirangelo, until he was appointed our Vice Chairman and chief executive officer in December 2005, was the managing member and chief executive officer of The Quanstar Group, LLC from December 2003 until November 2005 and the managing member of QS Advisors, LLC from February 1998 to December 2005. Mr. Sirangelo became our Chairman in September 2006 upon the resignation of James W. Benson. QS Advisors and Quanstar are strategic and business advisors and we were a client of them. Mr. Sirangelo actively participated in the development in a number of early-stage companies in aerospace, technical, scientific, and other industries. His work at Quanstar also included hands-on involvement with technology commercialization transfer for university and government laboratories. From 2001 until 2003, Mr. Sirangelo also served as a senior officer of Natexis Bleichroeder, Inc., an international investment banking firm. Mr. Sirangelo has a bachelor's degree in science, a master's degree in business, and juris doctorate, all from Seton Hall University. Mr. Sirangelo is a director for the National Center for Missing and Exploited Children in addition to serving as a director and treasurer of the International Center for Missing and Exploited Children, and is a director of Adam Aircraft Industries.

Richard B. Slansky is currently our president, chief financial officer, director, and corporate secretary. He joined us in February 2003 as chief financial officer and corporate secretary. In November 2004, Mr. Slansky was appointed as president and director. Mr. Slansky served as interim chief executive officer, interim chief financial officer, and director for Quick Strike Resources, Inc., an IT training, services, and consulting firm, from July 2002 to February 2003. From May 2000 to July 2002, Mr. Slansky served as chief financial officer, vice president of finance, administration and operations, and corporate secretary for Path 1 Network Technologies Inc., a public company focused on merging broadcast and cable quality video transport with IP networks. Mr. Slansky earned a bachelor's degree in economics and science from the University of Pennsylvania's Wharton School of Business and a master's degree in business administration in finance and accounting from the University of Arizona.

Scott Tibbitts was appointed our managing director and a director at the closing of the Starsys merger on January 31, 2006. Mr. Tibbitts co-founded Starsys Research Corporation in 1988 and has served as president, chief executive officer, and a member of the Board of Directors from 1988 until May 2005; and from May 2005 to January 2006 served as chief executive officer and a member of the Board of Directors. Mr. Tibbitts has a bachelor's degree in chemical engineering from the University of Wisconsin.

James W. Benson is our founder and served as our Chairman of the Board from October 1997 until September 2006. Mr. Benson also served as our chief executive officer from October 1997 until December 2005, at which time he was succeeded by Mark N. Sirangelo in such position, and became our chief technology officer. In September 2006, Mr. Benson resigned from SpaceDev to found Benson Space Company, but remained a member of our Board or Directors. In 1984, Mr. Benson founded Compusearch Corporation (later renamed Compusearch Software Systems) in McLean, Virginia, which was engaged in the development of software algorithms and applications for personal computers and networked servers to create full text indexes of government procurement regulations and to provide instant full text searches for any word or phrase. In 1989, Mr. Benson started the award-winning ImageFast Software Systems, which later merged with Compusearch. In 1995, Mr. Benson sold Compusearch and ImageFast, and retired at age fifty. Mr. Benson started SpaceDev, Inc., a Nevada corporation, which was acquired by Pegasus Development Corp, a Colorado corporation, in October of 1997. Mr. Benson acquired a controlling ownership in Pegasus and later changed its name to SpaceDev, Inc. Mr. Benson holds a bachelor's degree in Geology from the University of Missouri. He founded the non-profit Space Development Institute, and introduced the $5,000 Benson Prize for Amateur Discovery of Near Earth Objects. He is also Vice Chairman and private sector representative on NASA's national Space Grant Review Panel, and is a member of the American Society of Civil Engineers subcommittee on Near Earth Object Impact Prevention and Mitigation.

Curt Dean Blake was appointed to our Board of Directors as an independent director in September 2000. He serves as Chairman of our Audit Committee and is a member of our Compensation Committee. In 2003 Mr. Blake formed, and currently remains the chief executive officer of, GotVoice, Inc., a startup company in the voicemail consolidation and messaging business. From 1999 to 2002, Mr. Blake provided consulting services to various technology companies, including Apex Digital, Inc. and SceneIt.com. Mr. Blake has a master's degree and juris doctorate from the University of Washington.

General Howell M. Estes, III (USAF Retired) was appointed to our Board of Directors as an independent director in April 2001, is Chairman of our Nominating and Corporate Governance Committee and is a member of our Compensation Committee. General Estes retired from the United States Air Force in 1998 after serving for 33 years. At that time he was the Commander-in-Chief of the North American Aerospace Defense Command and the United States Space Command, and the Commander of the Air Force Space Command headquartered at Peterson Air Force Base, Colorado. In addition to a bachelor of science degree from the Air Force Academy, he holds a master of arts degree in public administration from Auburn University and is a graduate of the Program for Senior Managers in Government at Harvard's J.F.K. School of Government. Since 1998 General Estes has been the president of, Howell Estes & Associates, Inc., a consulting firm to chief executive officers, presidents and general managers of aerospace and telecommunications companies worldwide. He serves as vice Chairman of the Board of Trustees at The Aerospace Corporation. He served as a consultant to the Defense Science Board Task Force on Space Superiority and more recently as a commissioner on the U.S. Congressional Commission to Assess United States National Security Space Management and Organization, also known as the Rumsfeld Commission.

Wesley T. Huntress was appointed to our Board of Directors as an independent director in June 1999, and is a member of our Audit Committee and Nominating and Corporate Governance Committee. Since 1998, Dr. Huntress has been the director of the Geophysical Laboratory at the Carnegie Institution of Washington in Washington, D.C., where he leads an interdisciplinary group of scientists in the fields of high-pressure science, astrobiology, petrology and biogeochemistry. From October 1993 to September 1998, Dr. Huntress served as the associate administrator for Space Science at NASA where he was responsible for NASA's programs in astrophysics, planetary exploration, and space physics. Dr. Huntress received his bachelor's degree in chemistry from Brown University, and his doctorate in chemical physics from Stanford. He became a permanent research scientist at Jet Propulsion Laboratory, or JPL, in 1969. At JPL Dr. Huntress served as co-investigator for the ion mass spectrometer experiment in the Giotto Halley's Comet mission, and as an interdisciplinary scientist for the Upper Atmosphere Research Satellite and Cassini missions. He also assumed a number of line and research program management assignments while at JPL, and spent a year as a visiting professor in the Department of Planetary Science and Geophysics at Caltech.

Scott McClendon was appointed to our Board of Directors as an independent director in July 2002. He is currently Chairman of our Compensation Committee and a member of our Audit Committee. Mr. McClendon is currently acting president as well as a member of the Board of Directors for Overland Storage, Inc., a public data storage company, where he is also the Chairman of the Board. He became the Chairman of the Board after serving as president and chief executive officer from October 1991 to March 2001. In addition to SpaceDev and Overland Storage, Mr. McClendon is currently serving on the Board of Directors of Procera Networks, Inc., a global provider of intelligent network traffic identification, control, and service management infrastructure equipment. Mr. McClendon received a bachelor's degree in electrical engineering, and a master's degree in electrical engineering from Stanford University School of Engineering.

Robert S. Walker was appointed to our Board of Directors as an independent director in April 2001. He is currently a member of our Nominating and Corporate Governance Committee. Mr. Walker has acted as Chairman of Wexler & Walker Public Policy Associates in Washington, D.C. since January 1997. Mr. Walker was a member of the U.S. House of Representatives from 1977-1997, during which time he served as Chairman of the House Science Committee, Vice Chairman of the Budget Committee, and participated in House Republican leadership activities. Mr. Walker was the first sitting member of the U.S. House of Representatives to be awarded NASA's highest honor, the Distinguished Service Medal. Mr. Walker was on the Board of Directors of The Aerospace Corporation, from March 1997 to November 2005. Mr. Walker became Chairman of the Board of the Space Foundation in January 2006.

Committees Of The Board Of Directors

Audit Committee. We have a standing Audit Committee comprised of Messrs. Blake (Chairman), McClendon and Dr. Huntress, all of whom are independent within the meaning of the listing standards of The Nasdaq Stock Market and Securities Exchange Act Rule 10A-3. Mr. Blake is an Audit Committee financial expert, as defined by SEC regulations. On April 19, 2002, the Board of Directors adopted and approved a charter for the Audit Committee, which is attached as Appendix B to our Definitive Proxy Statement filed July 7, 2004. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the stockholders and others, the preparation of our internal financial statements, and our audit and financial reporting process, including internal control over financial reporting. In addition, our Audit Committee is responsible for maintaining free and open lines of communication among the Committee, the independent auditors and management. Our Audit Committee consults with our management and independent auditors prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. The Committee is also responsible for considering, appointing, and establishing fee arrangements with our independent auditors and, if necessary, dismissing them. It is not responsible for preparing our financial statements or for planning or conducting the audits. Our Audit Committee took action four (4) times during the last fiscal year, each time at a regular meeting attended by a quorum of the members of the Committee either personally or telephonically.

Compensation Committee. Our Compensation Committee is comprised of Messrs. McClendon (Chairman), Blake and General Estes. Each member of the Compensation Committee is independent within the meaning of the listing standards for The Nasdaq Stock Market and SEC rules. The Committee is required to maintain a minimum of three (3) members. The Compensation Committee is responsible for: (a) determining or recommending to our Board of Directors for determination the compensation and benefits of all of our executive officers; (b) reviewing our compensation and benefit plans to ensure that they meet corporate objectives; (c) administering our equity compensation plans; and (d) such other matters as are specifically delegated to the Compensation Committee by our Board of Directors from time to time or which are otherwise included in the Committee's charter, which is available via our website at www.spacedev.com. Our Compensation Committee took action one time during the last fiscal year, at a regular meeting attended by a quorum of the members of the Committee either personally or telephonically.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is comprised of General Estes (Chairman), Dr. Huntress and Mr. Walker. Each member of the Nominating and Corporate Governance Committee is independent within the meaning of the listing standards for The Nasdaq Stock Market and SEC rules. The Committee is required to maintain a minimum of three (3) members. Our Nominating and Corporate Governance Committee took action one time during the last fiscal year, at a regular meeting attended by a quorum of the members of the Committee either personally or telephonically.

The Nominating and Corporate Governance Committee has the responsibility to identify, evaluate, recruit and recommend qualified candidates to our Board of Directors for nomination or election. Each of the director nominees included in our proxy statements is recommended by the Nominating and Corporate Governance Committee. In addition, it is the responsibility of the Committee to make recommendations to the Board of Directors regarding the size and composition of the Board of Directors, Committee structures and makeup, monitor our performance in meeting our obligations of fairness in internal and external matters and our principles of corporate governance, and such other matters that are specifically delegated to the Committee by our Board of Directors from time to time or which are otherwise included in the Committee's charter, which is available via our website at www.spacedev.com.

The Board of Directors has an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, and skills relevant to our business. The Nominating and Corporate Governance Committee selects candidates for director based on their character, judgment, diversity of experience relevant to our business, business acumen, and ability to act on behalf of all stockholders based on standards outlined in its written charter. Each director nominee is selected by the Nominating and Corporate Governance Committee based on his/her experience in management or accounting and finance, or industry and technology knowledge, personal and professional ethics, and the willingness and ability to devote sufficient time to effectively carry out his/her duties as a director.

In 2006, we reduced the size of our Board from 11 to 9 in order to maintain a majority of independent directors within the meaning of the listing standards for The Nasdaq Stock Market and SEC rules.  We are seeking additional outside directors who qualify as “independent” directors under the rules and may, in the future, increase the size of our Board of Directors.

Any shareholder who desires to recommend a nominee for director must submit a letter, addressed to the Secretary, SpaceDev, Inc., 13855 Stowe Drive, Poway, California 92064, which is clearly identified as a "Director Nominee Recommendation." All recommendation letters must identify the author as a shareholder and provide a brief summary of the candidate's qualifications, as well as contact information for both the candidate and the shareholder, to enable the Committee to contact the nominee for additional information to evaluate the person's qualifications against established criteria. Any shareholder nominee will be required to meet the criteria established by the Committee and will be interviewed by at least one member of the Committee. If the nominee is found to be eligible during the initial interview, the nominee will then be invited to meet with the full Committee or the Board of Directors for further evaluation. The Committee will consider all proposed nominees whose names are submitted in accordance with the above-stated requirements. We have never received a shareholder nominee for director, but if we do we would evaluate him or her based on the same standards used for other candidates.

Our Board of Directors took action ten (10) times during the last fiscal year, with eight (8) being at regular or special meetings attended by the members of the Board either personally or telephonically.  There were two (2) unanimous written consents in 2006. Each current director attended, in 2006, at least 75% of the Board of Directors meetings, and the Committee meetings of which he was a member.

Section 16 Beneficial Ownership Reporting Compliance

Based upon a review of the Forms 3 and 4 furnished to us during 2006, each of the Directors and/or executive officers timely filed any required initial Form 3 and Form 4 under Section 16(a) of the Securities Exchange Act of 1934 during 2006 with the following exceptions: James W. Benson on September 11, 2006 and November 6, 2006; Susan C. Benson on January 11, 2006 and January 12, 2006; Robert Walker on June 2, 2006 and December 18, 2006; Richard B. Slansky on June 2, 2006; Randall K. Simpson on June 2, 2006 and December 6, 2006; Wesley Huntress on June 2, 2006 and September 11, 2006; Howell Estes on June 20, 2006 and August 29, 2006; Robert Vacek on August 29, 2006; Frank Macklin on August 29, 2006 and December 6, 2006; and Curt Blake on August 29, 2006 and December 12, 2006.

Code of Ethics Disclosure

Our Board of Directors adopted a Code of Ethics and Business Conduct applicable to the members of the Board of Directors and our officers. Our chief executive officer, chief financial officer and other senior officers, specifically are subject to the Code. A copy of the Code may be obtained, at no cost, by contacting Richard B. Slansky, Corporate Secretary.  A copy of the Code of Ethics is also attached as Exhibit 10.15 to our Form 10-KSB dated March 28, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation

Total compensation paid to our "named executive officers" for the past three fiscal years is set forth below. The named executive officers consist of each person who was our principal executive officer at any time in 2006, our two most highly compensated executive officers other than the PEO(s) who were serving as executive officers on December 31, 2006, and up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2006.

Summary Compensation Table

Name and principal position	Year	Salary ($	)	Bonus ($	)	Stock awards ($	)	Option awards ($	)	Non-equity incentive plan compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)	All other compensation ($)	Total
Mark N. Sirangelo	2006	292,730		25,000		-		-		-	-	-	$317,730
Chief Executive Officer	2005	1,038		-		354,050		1,391,305		-	-	-	1,746,394
James W. Benson (1)	2006	144,623		22,500		-		-		-	-	32,308	199,431
Former Chief Technology Officer	2005	180,000		2,587		-		805,492		-	-	1400	989,480
Richard B. Slansky	2006	195,877		25,000		-		-		-	-	101,458	322,335
President and Chief Financial Officer	2005	150,000		2,448		-		1,334,933		-	-	111,254	1,598,635
Scott Tibbitts	2006	140,871		100,000		-		-		-	-	2,374	243,245
Managing Director	2005	-		-		-		-		-	-	-	-
Robert Vacek (1)	2006	224,319		-		-		104,795		-	-	3,400	332,514
Former President, Starsys, Inc.	2005	-		-		-		-		-	-	-	-
(1)	Mr. Benson resigned as an officer on September 26, 2006 to found Benson Space Company. Mr. Vacek resigned on November 20, 2006, with an effective departure date of December 15, 2006.

On December 20, 2005, we eliminated all vesting requirements on all stock options then outstanding. Options granted in 2006 are subject to a 3 year vesting requirement.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information for our executive officers named in the Summary Compensation Table, effective December 31, 2006:

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan award: number of securities underlying unexercised unearned options (#)	Option exercise price($)	Option expiration date
Mark N. Sirangelo	1,900,000	-	-	$ 1.40	12/20/2010
James W. Benson (1)	1,100,000	-	-	1.40	12/20/2010
	500,000	-	-	1.00	1/18/2010
Richard B. Slansky	1,400,000	-	-	1.40	12/20/2010
	330,000	-	-	0.51	2/10/2009
	395,000	-	-	0.92	3/25/2010
Scott Tibbitts	-	-	-	-	-
Robert Vacek (2)	125,000	-	700,000	1.46	3/15/2007
(1)	Mr. Benson resigned as an officer on September 26, 2006 to found Benson Space Company; however, he remained a consultant to the Company.

(2)	Mr. Vacek resigned on November 20, 2006, with an effective departure date of December 15, 2006 and all options expired unexercised on March 15, 2007.

Director Compensation

The following table sets forth the remuneration paid to our directors during the fiscal year ended December 31, 2006. The table is empty because, due to the adoption of SFAS 123(R) in January 2006, we paid no compensation to our directors in 2006. We issued options for director compensation at the end of 2005 for anticipated services in 2006 in anticipation of the impact of SFAS 123(R), and until a new director compensation arrangement could be discussed and implemented. The Board will address independent director compensation for 2007 and beyond during their meetings in early 2007. We do not pay directors who are also our officers additional compensation for their service as directors.

Our independent directors received options for attending 2005 meetings of the Board as follows: each director received an option to purchase 6,000 shares for each telephonic meeting attended and an option to purchase 12,000 shares for each meeting attended in person, with a cap of options on 36,000 shares per year. Our independent directors also received compensation for attending 2005 Committee meetings as follows: each director received an option to purchase 5,000 shares for each Audit Committee meeting attended, each director received an option to purchase 2,500 shares for each Compensation Committee meeting attended and each director received an option to purchase 2,500 shares for each Nominating and Governance Committee meeting attended, which options were not subject to a cap. In addition to the above, independent directors receive options for 5,000 shares on the date of election or appointment. All such options were issued pursuant to the 1999 Stock Option Plan at fair market value as of the date of the meeting attended, were initially scheduled to vest 50% on the first anniversary date of the date of grant and 50% on the second anniversary date of grant, and expire on the three-year anniversary of the grant date.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Mark N. Sirangelo	-	-	-	-	-	-	-
Richard B. Slansky	-	-	-	-	-	-	-
James W. Benson (1)	19,385	-	-	-	-	-	19,385
Scott Tibbitts	-	-	-	-	-	-	-
Curt Dean Blake	-	-	-	-	-	-	-
General Howell M. Estes, III	-	-	-	-	-	-	-
Wesley T. Huntress	-	-	-	-	-	-	-
Scott McClendon	-	-	-	-	-	-	-
Robert S. Walker	-	-	-	-	-	-	-
Susan Benson (2)	-	-	-	-	-	-	-
Stuart Schaffer (2)	-	-	-	-	-	-	-

(1)	Mr. Benson resigned as Chairman of the Board on September 26, 2006 to found Benson Space Company; however, he remained a member of the Board of Directors of SpaceDev, Inc.
(2)	On August 10, 2006, Ms. Benson and Mr. Schaffer, who in connection with the reduction of our Board Of Directors' size from 11 to 9, agreed not to seek re-election.

On December 20, 2005, the vesting on all outstanding options, including those held by independent directors, was accelerated such that all outstanding options became fully-vested. No options were granted to members of the Board of Directors in 2006.

Employment Agreements, Termination of Employment Arrangements and Change of Control Agreements

On January 31, 2006, we entered into a three year executive employment agreement with Scott Tibbitts, pursuant to which Mr. Tibbitts is employed as our managing director. Under the agreement, Mr. Tibbitts earns an annual base salary of $150,000 and will be eligible for quarterly performance bonuses, as determined by our Board of Directors or Compensation Committee, up to an annual aggregate amount of 50% of his base salary. Bonus milestones will be mutually agreed upon in good faith by Mr. Tibbitts and by our Board of Directors or Compensation Committee. We will pay severance to Mr. Tibbitts if his employment is terminated by us without cause or by Mr. Tibbitts for good reason. The severance payment is equal to: (1) if Mr. Tibbitts' employment is terminated by us without cause, his then-current base salary per month multiplied by the number of months remaining in the term of the agreement (prorated with respect to any partial month); or, (2) if Mr. Tibbitts' employment is terminated by Mr. Tibbitts for good reason, his then-current base salary per month multiplied by the lesser of twelve months and the number of months remaining in the term of the agreement. Under the agreement, we will indemnify Mr. Tibbitts to the extent provided in our articles of incorporation, as may be amended from time to time, and pursuant to our standard indemnification agreement with our officers and directors, provided that we will have no obligation to indemnify or defend Mr. Tibbitts for any action, suit or other proceeding to the extent based on acts, omissions, events, or circumstances occurring prior to the Starsys merger.

On January 31, 2006, we entered into an executive employment agreement with Robert Vacek pursuant to which Mr. Vacek was employed as the president of Starsys, Inc., our subsidiary. The agreement had an initial term of two years, and provided for automatic renewal for a third year unless either we or Mr. Vacek provided written notice of an intent not to renew. Under the agreement, Mr. Vacek was entitled to receive; (1) a base salary of $17,000 per month, subject to adjustment up to $19,000 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement; and, (3) an option to purchase up to 825,000 shares of our common stock under the terms and conditions of our 2004 Equity Incentive Plan, as amended. The option had an exercise price equal to $1.46 per share, which was the closing sale price reported on the OTCBB on the date of grant, and was to expire 90 days after the termination of Mr. Vacek's continuous employment. We agreed to pay severance to Mr. Vacek if his employment was terminated by us without cause or by Mr. Vacek for good reason. The severance payment was equal to: (1) if Mr. Vacek's employment was terminated by us without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or, (2) if Mr. Vacek's employment was terminated by Mr. Vacek for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term of the agreement provided that such number of months was not deemed to be less than six months. Under the agreement, we agreed to indemnify Mr. Vacek to the extent provided in our articles of incorporation, as amended from time to time, to the maximum extent permitted by law and pursuant to our standard indemnification agreement, if any, with our officers and directors. Mr. Vacek resigned on November 20, 2006 with an effective departure date of December 15, 2006 and received no severance payment as a result of his resignation.

On December 20, 2005, we entered into an executive employment agreement with Mark N. Sirangelo pursuant to which Mr. Sirangelo was employed as our chief executive officer and Vice Chairman. The agreement has an initial term of two years, and will be automatically renewed for a third year unless either we or Mr. Sirangelo provides written notice of an intent not to renew. Under the agreement, Mr. Sirangelo is entitled to receive; (1) a base salary of $22,500 per month, subject to adjustment up to $27,500 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement (including a bonus of $25,000 upon the completion of the merger with Starsys); and, (3) a fully-vested option to purchase up to 1,900,000 shares of our common stock under the terms and conditions of a non-plan stock option agreement between us and Mr. Sirangelo. The option has an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant. Some of the shares subject to the option are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise. We will pay severance to Mr. Sirangelo if his employment is terminated by us without cause or by Mr. Sirangelo for good reason. The severance payment is equal to: (1) if Mr. Sirangelo's employment is terminated by us without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or (2) if Mr. Sirangelo's employment is terminated by Mr. Sirangelo for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months.

On December 20, 2005, we entered into an amended and restated executive employment agreement with Richard B. Slansky pursuant to which Mr. Slansky is employed as our president and chief financial officer. The agreement supersedes in full the employment agreement dated February 10, 2003 between us and Mr. Slansky. The agreement has an initial term of two years, and will be automatically renewed for a third year unless either we or Mr. Slansky provides written notice of an intent not to renew. Under the agreement, Mr. Slansky is entitled to receive: (1) a base salary of $14,500 per month, subject to adjustment up to $20,000 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement (including a bonus of $25,000 upon the completion of the merger with Starsys); and, (3) a fully-vested option to purchase up to 1,400,000 shares of our common stock under the terms and conditions of a non-plan stock option agreement between us and Mr. Slansky. The option has an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant. Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise. We will pay severance to Mr. Slansky if his employment is terminated by us without cause or by Mr. Slansky for good reason. The severance payment is equal to: (1) if Mr. Slansky's employment is terminated by us without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or (2) if Mr. Slansky's employment is terminated by Mr. Slansky for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months.

On December 20, 2005, we entered into an executive employment agreement with James W. Benson pursuant to which Mr. Benson is employed as our Chairman and chief technology officer. The agreement superseded all prior employment agreements between us and Mr. Benson. The agreement had an initial term of two years, and provided for automatic renewal for a third year unless either we or Mr. Benson provided written notice of an intent not to renew. Under the agreement, Mr. Benson was entitled to receive: (1) a base salary of $14,000 per month, subject to adjustment up to $17,000 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement (including a bonus of $22,500 upon the completion of the merger with Starsys); and, (3) a fully-vested option to purchase up to 950,000 shares of our common stock under the terms and conditions of a non-plan stock option agreement between us and Mr. Benson. The option had an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and were originally set to expire five years after the date of grant; however, due to Mr. Benson’s resignation and change in status to our consultant, the options will expire on the earlier of: a) ninety (90) days after the termination of his consulting agreement; or, b) December 20, 2010, whichever is earlier. Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise. We had agreed to pay severance to Mr. Benson if his employment was terminated by us without cause or by Mr. Benson for good reason. The severance payment is equal to: (1) if Mr. Benson's employment was terminated by us without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or (2) if Mr. Benson's employment was terminated by Mr. Benson for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months. Mr. Benson resigned on September 26, 2006, and received no severance payment as a result of his resignation. However, he did remain as an independent contractor through December 31, 2006 and still serves on our Board of Directors. Mr. Benson received approximately $56,000 for his consulting services from the date of his resignation through December 31, 2006. Mr. Benson remains one of our major shareholders.

On December 20, 2005, Mr. Benson also received an option to purchase up to 150,000 shares of our common stock in connection with his services as our Chairman pursuant to the terms of a separate non-plan stock option agreement between us and Mr. Benson. The option has an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and were originally set to expire five years after the date of grant; however, due to Mr. Benson’s resignation and change in status to our consultant, the options will expire on the earlier of: a) ninety (90) days after the termination of his consulting agreement; or, b) December 20, 2010, whichever is earlier. Some of the shares subject to the option are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value of the exercise price upon exercise. Mr. Benson resigned as Chairman on September 26, 2006 but remained a member of our Board of Directors and one of our major shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 5, 2007 concerning the beneficial ownership of our common stock, which is our only class or series of voting securities, by; (i) each director; (ii) each named executive officer; (iii) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock; and, (iv) the directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Ownership
Mark N. Sirangelo	2,142,500	(2)	6.81%
Richard B. Slansky	2,237,886	(3)	7.06%
James W. Benson	7,407,707	(4)	23.77%
Susan C. Benson	7,675,907	(5)	24.63%
Scott F. Tibbitts	845,501		2.86%
Wesley T. Huntress Jr.	284,530	(6)	0.95%
Curt Dean Blake	298,452	(7)	1.00%
General Howell M. Estes, III	219,667	(8)	0.74%
Robert S. Walker	166,190	(9)	0.56%
Scott McClendon	272,460	(10)	0.91%
Officers and Directors as a group (9 Persons)	16,833,093	(11)	46.42%
The business address for each of these persons is 13855 Stowe Drive, Poway, CA 92064, with the exception of Susan Benson, whose address is 13592 Ranch Creek Lane, Poway, CA 92064.

(1)
Where persons listed on this table have the right to obtain additional shares of our common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 5, 2007, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on total outstanding shares of 29,560,342 on March 5, 2007.

(2)
Represents 242,500 shares to which he has direct beneficial ownership interest, these shares are held by The Quanstar Group LLC. Mr. Sirangelo also holds vested options to purchase up to an aggregate of 1,900,000 shares.

(3)	Includes vested options to purchase up to an aggregate of 2,125,000 shares.

(4)
Represents 2,690,000 shares held directly by Mr. James W. Benson as a result of a stipulated order entered May 24, 2005 identifying the shares as a separate property asset of Mr. Benson, plus beneficial ownership in 2,620,294 shares held jointly with Susan C. Benson, as to which he shares voting and investing power with Ms. Benson, indirect beneficial ownership interest in 497,413 shares held in Space Development Institute (where Mr. Benson is a member of the Board of Directors along with Susan C. Benson), as to which he shares voting and investing power with Ms. Benson, and beneficial ownership in vested options to purchase up to an aggregate of 1,600,000 shares (which may constitute as community property with Susan C. Benson). Excludes approximately 1.2 million shares held by children of Mr. Benson, for which Mr. Benson disclaims beneficial ownership.

(5)
Represents 2,658,200 shares held directly by Ms. Susan Benson as a result of a stipulated order entered May 24, 2005 identifying the shares as a separate property asset of Ms. Benson, plus beneficial ownership in 2, 620,294 shares held jointly with James W. Benson, as to which she shares voting and investing power with Mr. Benson, indirect beneficial ownership interest in 497,413 shares held in Space Development Institute (where Ms. Benson is a member of the Board of Directors along with James W. Benson), as to which she shares voting and investing power with Mr. Benson, and beneficial ownership in vested options issued in the name of James W. Benson on 1,600,000 shares (which may constitute as community property with James W. Benson), but as to which she no longer has shared voting and investment power. Excludes approximately 1.2 million shares held by children of Ms. Benson, for which Ms. Benson disclaims beneficial ownership.

(6)	Includes vested options to purchase up to an aggregate of 239,647 common shares.

(7)	Includes vested options to purchase up to an aggregate of 231,000 common shares.

(8)	Includes vested options to purchase up to an aggregate of 183,000 common shares.

(9)	Includes vested options to purchase up to an aggregate of 150,000 common shares.

(10)	Includes vested options to purchase up to an aggregate of 272,460 common shares.

(11)	Executive officers and directors as a group include our nine Board members, two of whom are also executive officers.

Equity Compensation Plan Information

The following table reflects information as of December 31, 2006.

	(a)	(b)	(c)

Plan category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding	future issuance under
	options, warrants, and	options, warrants	equity compensation plans
	rights	and rights	(excluding securities
			reflected in column (a))

Equity
compensation plans	7,495,098	$1.17	2,180,284
approved by
security holders

Equity	4,900,000	1.36	-
compensation plans
not approved by
security holders

Total	12,395,098	$1.24	2,180,284
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

James W. Benson, our former chief technology officer and former Chairman of the Board of Directors, and Susan Benson, our former corporate secretary and director, are married. Mr. Benson has personally guaranteed the building lease on our Poway, California headquarters facility and has placed his home in Poway as collateral. Mr. Benson remained a member of our Board of Directors and one of our major shareholders. On September 26, 2006, Mr. Benson stepped down from his role as Chairman andchief technology officer in order to launch a new independent venture, Benson Space Company, focused on the marketing of commercial space tourism.

Until joining us, Mark N. Sirangelo, chief executive officer, and Chairman of our Board of Directors, was a member of QS Advisors, LLC, and also a member of The QuanStar Group LLC, business advisors to us. We entered into an agreement with QS Advisors for which QS Advisors was paid a monthly fee of $5,000. In addition, under the agreement, upon the consummation of the merger with Starsys, and for services performed in relation to the merger and considered part of the purchase price, QS Advisors received $200,000 cash and 250,000 shares of our common stock. QS Advisors subsequently distributed 7,500 shares of our common stock to Mr. Daniel Avrutsky for services performed and retained 242,500 shares. This agreement terminated upon consummation of Mr. Sirangelo's employment with us.

On January 31, 2006, we entered into a non-competition agreement with Scott Tibbitts, pursuant to which Mr. Tibbitts has agreed not to be employed by or have any interest in an entity that engages in a similar business to Starsys related to the aerospace industry for three years, shall not solicit any business from any of our past or present customers, not solicit or encourage any of our employees to leave or reduce his or her employment, not to encourage a consultant under contract with us to cease or diminish his or her work with us, not to use our intellectual property other than for the benefit of us and not to make any negative or disparaging statements regarding us to any third party. Mr. Tibbitts has received $100,000 for 2006 and will continue to receive $100,000 annually each year he abides by the covenant not to compete.

Director Independence

We currently have a policy that a majority of our board be comprised of “independent directors.” In determining whether a Board member is “independent,” we apply the definition of “independence” as set by the listing standards for the Nasdaq Stock Market and SEC rules. Accordingly, Curt Dean Blake, General Howell Estes, III, Wesley T. Huntress, Jr., Scott McClendon, and Robert Walker currently meet the definition of “independent director.”

All members of our, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent in accordance with Nasdaq independence standards for members of these Committees.

ITEM 13. EXHIBITS

Exhibit No.	Description	Filed Herewith	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.
2.1	Agreement and Plan of Merger and Reorganization dated October 24, 2005 (Starsys)		X	8-K	Oct. 26, 2005	2.1
2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated December 7, 2005 (Starsys)		X	8-K	Dec. 13, 2005	2.1
2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization dated January 31, 2006 (Starsys)		X	8-K	Feb. 6, 2006	2.3
2.4	Escrow Agreement dated January 31, 2006 (Starsys)		X	8-K	Feb. 6, 2006	2.4
3.1	Articles of Incorporation dated December 20, 1996		X	10-SB	Jan. 18, 2000	2.1
3.2	Articles of Amendment to Articles of Incorporation dated November 4, 1997		X	10-SB	Jan. 18, 2000	2.2
3.3	Articles of Amendment to Articles of Incorporation dated December 17, 1997		X	10-SB	Jan. 18, 2000	2.3
3.4	Articles of Amendment to Articles of Incorporation dated February 1, 2006		X	10-KSB	March 28, 2006	3.4
3.5	Amended and Restated Bylaws		X	8-K	Dec. 23, 2005	3.1
3.6	Certificate of Designation of Series C Convertible Preferred Stock		X	8-K	Aug. 30, 2004	3.1
3.7	Certificate of Designations of Series D-1 Preferred Stock		X	8-K	Jan. 17, 2006	3.1
3.8	Certificate of Designations of Series D-2 Preferred Stock		X	8-K	Jan. 17, 2006	3.2
3.9	Form of Warrant issued to Laurus Master Fund August 25, 2004		X	8-K	Aug. 30, 2004	4.2
4.1	Form of Common Stock Certificate		X	10-SB	Jan. 18, 2000	3.1
4.2	Laurus Secured Revolving Note dated as of September 29, 2006		X	8-K/A	Oct. 10, 2006	99.1
10.1	Secured Loan Agreement with Starsys Research Corporation dated September 8, 2005		X	10-QSB	Nov. 14, 2005	10.1
10.2	Promissory Note with Starsys Research Corporation dated September 8, 2005		X	10-QSB	Nov. 14, 2005	10.2

10.3	Subcontract Agreement with Andrews Space, Inc. awarded June 27, 2005	X	10-QSB/A	Dec. 22, 2005	10.1
10.4	Sublease between Gateway and SpaceDev dated March 31, 2005	X	8-K	April 15, 2005	10.1
10.5	Consent to Sublease between Gateway and SpaceDev dated April 1, 2005	X	8-K	April 15, 2005	10.2
10.6	Missile Defense Agency Contract with SpaceDev dated March 31, 2004	X	10-KSB	April 6, 2004	10.40
10.7	Common Stock Purchase Warrant issued June 3, 2003 by SpaceDev to Laurus Master Fund, Ltd.	X	8-K	June 18, 2003	10.3
10.8	Registration Rights Agreement between SpaceDev and Laurus Master Fund, Ltd. dated June 3, 2003	X	8-K	June 18, 2003	10.4
10.9	Securities Purchase Agreement with Laurus Master Fund, Ltd. dated August 25, 2004	X	8-K	Aug. 30, 2004	10.1
10.10	Registration Rights Agreement with Laurus Master Fund, Ltd. dated August 25, 2004	X	8-K	Aug. 30, 2004	10.2
10.11	Letter Agreement with Laurus Master Fund Ltd. dated August 25, 2004	X	8-K	Aug. 30, 2004	10.3
10.12	Agreement of License and Purchase of Technology between SpaceDev and AMROC dated August 1998	X	10-SB	Jan. 18, 2000	6.4
10.13	1999 Stock Option Plan #	X	SB-2	July 25, 2003	4.8
10.14	First Amendment to 1999 Stock Option Plan #	X	SB-2	July 25, 2003	4.14
10.15	1999 Employee Stock Purchase Plan #	X	10-SB	Jan. 18, 2000	6.7
10.16	2004 Equity Incentive Plan #	X	S-8	Mar. 29, 2005	99.1
10.17	First Amendment to 1999 Employee Stock Purchase Plan #	X	10-KSB	Mar. 28, 2006	10.39
10.18	Executive Employment Agreement between SpaceDev, Inc., and James W. Benson dated December 20, 2005 #	X	8-K	Dec. 23, 2005	10.3
10.19	Executive Employment Agreement between SpaceDev, Inc., and Mark N. Sirangelo dated December 20, 2005 #	X	8-K	Dec. 23, 2005	10.1
10.20	Amended and Restated Executive Employment Agreement between SpaceDev, Inc., and Richard B. Slansky dated December 20, 2005 #	X	8-K	Dec. 23, 2005	10.2

10.21	Non-Plan Stock Option Agreement with James W. Benson (evidencing an option to purchase up to 950,000 shares) dated December 20, 2005 #	X	8-K	Dec. 23, 2005	10.6
10.22	Non-Plan Stock Option Agreement with Mark N. Sirangelo dated December 20, 2005 #	X	8-K	Dec. 23, 2005	10.4
10.23	Non-Plan Stock Option Agreement with Richard B. Slansky dated December 20, 2005 #	X	8-K	Dec. 23, 2005	10.5
10.24	Falcon Launch Services Agreement with Space Exploration Technologies Corporation dated November 15, 2005 *	X	8-K/A	Dec. 22, 2005	10.1
10.25	Amendment No. 1 to the Secured Promissory Note with Starsys Research Corporation, dated December 20, 2005	X	8-K	Dec. 23, 2005	10.11
10.26	Non-Plan Stock Option Agreement with James W. Benson (evidencing an option to purchase up to 150,000 shares) dated December 20, 2005 #	X	8-K	Dec. 23, 2005	10.7
10.27	Statement of Work with Andrews Space, Inc. awarded June 27, 2005	X	10-QSB/A	Dec. 23, 2005	10.2
10.28	Securities Purchase Agreement dated January 11, 2006 (Omicron et. al.)	X	8-K	Jan. 17, 2006	99.1
10.29	Registration Rights Agreement dated January 17, 2006 (Omicron et. al.)	X	8-K	Jan. 17, 2006	99.2
10.30	Form of Preferred Stock Warrant (Omicron et. al.)	X	8-K	Jan. 17, 2006	99.3
10.31	Form of Common Stock Warrant (Omicron et. al.)	X	8-K	Jan. 17, 2006	99.4
10.32	Executive Employment Agreement with Scott Tibbitts dated January 31, 2006 #	X	8-K	Feb. 6, 2006	99.1
10.33	Executive Employment Agreement with Robert Vacek dated January 31, 2006 #	X	8-K	Feb. 6, 2006	99.2
10.34	Non-Competition Agreement with Scott Tibbitts dated January 31, 2006	X	8-K	Feb. 6, 2006	99.3
10.35	Form of Standstill and Lock-up Agreement	X	8-K	Feb. 6, 2006	99.4
10.36	Amendment No. 2 to the SpaceDev 2004 Equity Incentive Plan #	X	8-K	Feb. 6, 2006	99.5
10.37	Security Agreement dated as of September 29, 2006 (Laurus)	X	8-K/A	Oct. 10, 2006	99.2
14.1	Code of Ethics	X	10-KSB	Mar. 28, 2003	10.15

99.1	Audited Financial Statements of Starsys Research Corporation for the years ended December 31, 2004 and 2003		X	8-K	Feb. 6, 2006	99.6
99.2	Unaudited Financial Statements of Starsys Research Corporation for the nine-month period ended September 30, 2005		X	8-K	Feb. 6, 2006	99.7
99.3	Unaudited Pro Forma Combined Consolidated Financial Statements of SpaceDev, Inc. and Starsys Research Corporation for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004		X	8-K	Feb. 6, 2006	99.8
21.1	List of Subsidiaries	X
23.1	Consent of PKF, Certified Public Accountants A Professional Corporation	X
31.1	Rule 13a-14(a) certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) certification of Principal Financial Officer	X
32.1	Section 1350/Rule 13a-14(b) certifications	X

* Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

# Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed us by our auditors, PKF, Certified Public Accountants, A Professional Corporation, respectively, for services rendered thereby during 2006 and 2005:

	2006	2005
Audit Fees	$101,690	$46,380
Audit Related Fees	$82,445	$-
Tax Fees	$24,088	$7,500
All Other Fees	$285	$42,275
Total	$208,507	$96,155

The increase in fees was due to the acquisition of Starsys in January 2006 as well as the required filing and additional work performed for the cut-off financial information at the time of the merger. The acquisition of Starsys added additional complexities and consolidation issues to the Company's reporting requirements.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided by PKF in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees. The 2006 fees in this category related to specific research of accounting treatment under new FASB rules as well as capital raises.

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

SpaceDev, Inc.
Date: April 2, 2007	By:	/s/ Mark N. Sirangelo
Mark N. Sirangelo, CEO (Principal Executive Officer) and Chairman of the Board of Directors

Date: April 2, 2007	By:	/s/ Richard B. Slansky
Richard B. Slansky, President and CFO (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	/s/ Mark N. Sirangelo
Mark N. Sirangelo, Chairman of the Board of Directors
Date: April 2, 2007	/s/ James W. Benson
James W. Benson, Director
Date: April 2, 2007	/s/ Curt D. Blake
Curt D. Blake, Director
Date: April 2, 2007	/s/ Howell M. Estes, III
Gen. Howell M. Estes, III, Director
Date: April 2, 2007	/s/ Wesley T. Huntress
Wesley T. Huntress, Director
Date: April 2, 2007	/s/ Scott McClendon
Scott McClendon, Director
Date: April 2, 2007	/s/ Richard B. Slansky
Richard B. Slansky, Director
Date: April 2, 2007	/s/ Scott Tibbitts
Scott Tibbitts, Director
Date: April 2, 2007	/s/ Robert S. Walker
Robert S. Walker, Director

SpaceDev, Inc.
and Subsidiaries

Contents

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SpaceDev, Inc.

We have audited the accompanying consolidated balance sheets of SpaceDev, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpaceDev, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Shared-Based Payment," as of January 1, 2006.

                                         /s/ PKF
San Diego, California                          PKF
March 28, 2007                         Certified Public Accountants
                       A Professional Corporation

SpaceDev, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2006	2005
Assets
Current Assets
Cash and cash equivalents (Notes 1(o) and 9(a))	$1,438,146	$5,750,038
Accounts receivable (Notes 1(d) and 9(b))	7,289,720	1,279,027
Inventory (Note 1(q))	309,205	21,340
Other current assets (Note 1(n))	599,565	-
Note receivable (Note 10)	-	1,353,440
Total Current Assets	9,636,636	8,403,845
Assets - Net (Notes 1(f) and 2)	3,793,365	1,073,773
Intangible Assets (Notes 1(f) and 3)	841,133	-
Goodwill (Notes 3)	11,233,665	-
Other Assets (Note 1 (n))	626,086	1,531,031
Total Assets	$26,130,885	$11,008,649
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,755,985	$1,237,099
Current portion of notes payable (Note 4(a))	-	9,457
Current portion of capitalized lease obligations (Note 8(a))	35,441	1,469
Accrued payroll, vacation and related taxes	1,184,457	290,914
Billings in excess of costs and deferred revenue (Note 1(r))	2,816,072	153,440
Revolving line of credit (Note 4(b))	805,172	-
Other accrued liabilities (Note 1(e) and 8(b))	1,602,561	516,380
Total Current Liabilities	8,199,688	2,208,759
Notes Payable, Less Current Maturities	50,193	-
Capitalized Lease Obligations, Less Current Maturities (Note 8(a))	136,709	-
Deferred Gain - Assets held for sale (Notes 2 and 4)	713,405	830,677
Other Long Term Liabilities	15,266	-
Total Liabilities	9,115,261	3,039,436
Commitments and Contingencies (Note 8)
Stockholders’ Equity (Note 7)
Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, and 252,963 and 248,460 shares issued and outstanding, respectively
Series C Convertible Preferred Stock (Note 7(a))	248	248
Series D-1 Convertible Preferred Stock (Note 7(b))	5	-
Common stock, $.0001 par value; 100,000,000 shares authorized, and
29,550,342 and 24,606,275 shares issued and outstanding, respectively (Note 7(c))	2,953	2,460
Additional paid-in capital	33,150,566	22,541,994
Accumulated deficit	(16,138,148)	(14,575,489)
Total Stockholders’ Equity	17,015,624	7,969,213
Total Liabilities and Stockholders' Equity	$26,130,885	$11,008,649
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31,	2006		2005
Net Sales	$32,555,570	100.0%	$9,005,011	100.0%
Cost of Sales*	25,720,581	79.0%	6,905,902	76.7%
Gross Margin	6,834,989	21.0%	2,099,109	23.3%
Operating Expenses
Marketing and sales	2,196,838	6.7%	673,636	7.5%
Research and development	284,346	0.9%	31,940	0.4%
General and administrative	5,307,210	16.3%	1,082,033	12.0%
Total Operating Expenses*	7,788,394	23.9%	1,787,609	19.9%
Income/(Loss) from Operations	(953,405)	-2.9%	311,500	3.5%
Non-Operating Income/(Expense)
Interest and other income	83,362	0.3%	105,840	1.2%
Interest expense	(65,713)	-0.2%	(2,873)	0.0%
Gain on building sale (Note 4(a))	117,274	0.4%	117,272	1.3%
Non-Cash loan fee (Note 4(b))	(114,600)	-0.4%	(28,875)	-0.3%
Total Non-Operating Income/(Expense)	20,323	0.1%	191,364	2.1%
Income (Loss) Before Income Taxes	(933,082)	-2.9%	502,864	5.6%
Income tax provision (Notes 1(h) and 5)	19,290	0.1%	1,600	0.0%
Net Income/(Loss)	$(952,372)	-2.9%	$501,264	5.6%

Net Income/(Loss)	(952,372)		501,264
Less: Preferred Dividend Payments	(610,287)		(170,956)
Adjusted Net Income (Loss) for EPS Calculation	(1,562,659)		330,308
Net Income/(Loss) Per Share:	$(0.05)		$0.01
Weighted-Average Shares Used in Calculation	28,666,059		22,270,997
Fully Diluted Net Income/(Loss) Per Share:	$(0.05)		$0.01
Fully Diluted Weighted-Average Shares Outstanding	28,666,059		24,606,882

* The following table shows how the Company's stock option expense would be allocated to all expenses.

Cost of sales	$24,339		$-
Marketing and sales	4,840		-
Research and development	-		-
General and administrative	104,200		-
	$133,379		$-
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidaries

Consolidated Statements of Stockholders' Equity
						Additional
						Paid-In
					Additional	Capital -
	Preferred Stock		Common Stock		Paid-in	Stock	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Options	Compensation	Deficit	Total
Balance at January 1, 2005	250,000	$250	21,153,660	$2,114	$18,739,090	$750,000	$(250,000)	$(14,905,797)	$4,335,657
Preferred stock issued for cash (Note 7(a) and 7(b))	-	-	-	-	-			-	-
Common stock issued for cash from employee stock purchase plan (Note 6(c) and 7(c))	-	-	27,540	3	38,323	-	-	-	38,326
Common stock issued from conversion of preferred stock (Note 7(a) and 7(b))	(1,540)	(2)	10,000	1	1	-	-	-	-
Common stock issued from employee stock options (Notes 6(b) and 7(e))	-	-	237,000	24	241,021	-	-	-	241,045
Common stock issued from private placement memorandum warrants (Note 7(d))	-	-	1,014,327	101	500,840	-	-	-	500,941
Common stock issued from convertible debt program warrants (Notes 4 and 7(d))	-	-	17,607	2	28,874	-	-	-	28,876
Common stock issued from securities purchase agreement (Note 7(c))	-	-	2,032,520	204	2,318,880	-	-	-	2,319,084
Common stock issued from conversion of declared dividends (Note 7(a) and 7(b))	-	-	113,621	11	174,965	-	-	-	174,976
Stock option forfeiture (Notes 6(b) and 7(e))	-	-	-	-	500,000	(750,000)	250,000	-	-
Declared dividends	-	-	-	-	-	-	-	(170,956)	(170,956)

		-	-	-	-	-	-	501,264	501,264
							-	-
Balance at December 31, 2005	248,460	248	24,606,275	2,460	22,541,994	-	-	(14,575,489)	7,969,213
Preferred stock issued for cash (Note 7(a) and 7(b))	5,150	6	-	-	3,587,984	-		-	3,587,990
Common stock issued for acquisition and acquisition costs (Note 3 and 7(c))	-	-	4,046,756	405	5,943,641	-	-	-	5,944,046
Common stock issued for cash from employee stock purchase plan (Note 6(c) and 7(c))	-	-	104,845	10	133,256	-	-	-	133,266
Common stock issued from conversion of preferred stock (Note 7(a) and 7(b))	(647)	(1)	50,676	5	74,995	-	-	-	74,999
Common stock issued from employee stock options (Notes 6(b) and 7(e))	-	-	230,281	21	173,193	-	-	-	173,214
Common stock issued for services (Note 7(c))	-	-	1,500	0	2,175	-	-	-	2,175
Common stock issued from warrants (Notes 4(b) and 7(d))	-	-	200,000	20	209,980	-	-	-	210,000
Common stock issued under revolving credit facility (Note 4(b) and 7(c))	-	-	310,009	31	349,969	-	-	-	350,000
Common stock issued from conversion of declared dividends (Note 7(a) and 7(b))	-	-	-	-	-	-	-	-	-
Stock option expense under SFAS 123(R) (Notes 6(b) and 7(e))	-	-	-	-	133,379	-	-	-	133,379
Declared dividends	-	-	-	-	-	-	-	(610,287)	(610,287)

		-	-	-	-	-	-	(952,372)	(952,372)

Balance at December 31, 2006	252,963	$253	29,550,342	$2,953	$33,150,566	$-	$-	$(16,138,148)	$17,015,624
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2006	2005
Cash Flows From Operating Activities
Net income/(loss)	$(952,372)	$501,264
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	982,860	191,978
Gain on disposal of building sale	(117,274)	(117,272)
Stock option expense	133,379	-
Non-cash loan fees	114,600	28,874
Common stock issued for compensation and services	2,175	-
Change in operating assets and liabilities:
Accounts receivable	(783,250)	(658,930)
Inventory	(58,136)	(21,340)
Prepaid and other assets	979,059	(605,721)
Accounts payable and accrued expenses	(1,162,717)	898,290
Accrued payroll, vacation and related taxes	(99,523)	95,869
Billings in excess of costs incurred and deferred revenue	1,292,145	(5,000)
Other accrued liabilities	(2,318,851)	89,008
Net cash provided by (used in) operating activities	(1,987,905)	397,020
Cash Flows From Investing Activities
Notes receivable	-	(1,353,440)
Acquisition costs, net of cash	(1,408,134)	(375,930)
Purchases of fixed assets	(1,389,293)	(986,370)
Net cash used in investing activities	(2,797,427)	(2,715,740)
Cash Flows From Financing Activities
Principal payments on notes payable	(4,675,832)	(36,670)
Principal payments on capitalized lease obligations	(35,749)	(3,784)
Proceeds from revolving credit facility	805,172	-
Employee stock purchase plan	133,266	58,369
Other assets, capitalized preferred stock issuance costs	(175,000)	(78,828)
Proceeds from issuance of preferred stock	4,038,361	-
Proceeds from issuance of common stock	383,222	3,061,070
Net cash provided by financing activities	473,440	3,000,157
Net Increase/(Decrease) in Cash and Cash Equivalents	(4,311,892)	681,437
Cash and Cash Equivalents at Beginning of Year	5,750,038	5,068,601
Cash and Cash Equivalents at End of Year	$1,438,146	$5,750,038
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$65,713	$2,873
Income Taxes	19,290	1,600

Noncash Investing and Financing Activities:

During 2006, the Company entered into capital leases in the amount of approximately $225,000.

During 2006 and 2005, the Company converted $133,266 and $38,326 of employee stock purchase plan contributions into 104,845 and 27,540 shares of common stock, respectively.

During 2006 and 2005, the Company declared preferred stock dividends payable of $610,287 and $170,956, respectively to the holder's of its series C and series D-1 preferred stock.

During 2006, the Company issued 310,009 shares of its common stock and expensed $114,600 as well as accrued
$233,482 to be spread over the next nine months in non-cash loan fees for the addition expenses incurred under our new revolving credit facilty with the Laurus Master Fund.

During 2005, the Company converted preferred stock dividends payable in the amount of
$174,976 into 113,621 shares of common stock, for its preferred stockholders.

During 2005, the Company issued 17,607 shares of its common stock to the participants in its' prior convertible dept program. In this noncash transaction, 25,000 warrants were converted into 17,607 shares of common stock.
The Company recorded additional non-cash loan fees of $28,875 for the difference between the warrant price and the current share price, and charged these fees to expense.
The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies
A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

(a) Nature of operations

SpaceDev, Inc., including its wholly-owned subsidiary, Starsys, Inc., which was acquired on January 31, 2006, (and its inactive subsidiaries: SpaceDev, Inc., an Oklahoma corporation and Dream Chaser, Inc., a Delaware corporation), (the "Company") is engaged in the conception, design, development, manufacture, integration, sale, and operations of space technology systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft. The Company is currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.

The Company’s primary products, mission solutions and services include the following:

•	Small Spacecraft. Sophisticated small, micro- and nano- satellites for remote sensing, military, scientific, and commercial missions and space-related technical support services.

•
Launch Vehicles. The Company is in the process of developing hybrid rocket-based launch vehicles, orbital maneuvering and orbital transfer vehicles, as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems. It is also developing commercial hybrid rocket motors for possible use in small launch vehicles, targets and sounding rockets, and small high performance space vehicles and subsystems.

•
Space Components and Mechanisms. The Company manufactures a wide range of products that include High Output Paraffin ("HOP") actuators, hinges, battery bypass switches, bi-axis gimbals, flat plate gimbals, solar array pointing mechanisms, restraint devices, and cover systems. These products are sold both as "off-the-shelf" catalog products, which represent previously qualified devices with spaceflight history, and as custom systems that are developed for specific applications. The Company’s products are typically sold directly to spacecraft manufacturers.

•	Structures. The Company designs and manufactures deployable booms, separation systems and, thermal louvers.

The historic SpaceDev business approach was to provide smaller spacecraft - generally 250 kg (550 pounds) mass and less - and cleaner, safer hybrid propulsion systems to commercial, government, university, and limited international customers. The Company is developing smaller spacecraft and miniaturized subsystems using proven, lower cost, high-quality off-the-shelf components. Its space products are modular and reproducible, which allows us to create affordable space solutions for our customers. By utilizing its innovative technology and experience, and space-qualifying commercial industry-standard hardware, software and interfaces, the Company provides increased reliability with reduced costs and risks.

The acquisition of Starsys on January 31, 2006 fundamentally changed the Company’s profile. SpaceDev had 2005 revenues of approximately $9.0 million and a 2005 profit of approximately $0.5 million. Starsys is a mature operating company with 2005 revenues of approximately $18 million and 2005 losses of approximately $3.4 million.  In 2006, SpaceDev and Starsys merged and had combined revenues of approximately $32 million and losses of less than $1.0 million. The Company believes there are numerous potential synergies between the historic SpaceDev business, and the newly acquired Starsys' business. The Company has been integrating certain functions within SpaceDev and Starsys as it deems appropriate.

In January 2006, the Company acquired Starsys Research Corporation. After the merger, the Company maintained its headquarters in California and operating centers in California, Colorado and North Carolina. As a result of the merger, the Company grew from just over 50 employees to over 200.

(b) Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned active subsidiary, Starsys, Inc., a Colorado corporation, and its wholly-owned inactive subsidiaries, SpaceDev, Inc., an Oklahoma corporation and Dream Chaser, Inc., a Delaware corporation. As of December 31, 2006 and 2005, the Company had no partially owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c) Preparation of consolidated financial statements

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(d) Accounts receivable and allowances for uncollectible accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts as well as costs and estimated earnings in excess of billings on uncompleted contracts which represents approximately $1.7 million at December 31, 2006. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected. At December 31, 2006 and 2005, the allowance for uncollectible accounts was $75,131 and $32,281, respectively.

(e)	Revenue, expense, and profitability recognition

The Company's revenues in 2006 were derived primarily from fixed price contracts and commercial sales of component and subsystem products that the Company acquired in its 2006 acquisition of Starsys along with some United States government cost plus fixed fee (CPFF) contracts, which is compared to primarily CPFF contracts for the same period in 2005. Revenues from the CPFF contracts for 2006 and 2005 were recognized as expenses were incurred. Estimated contract profits are taken into earnings in proportion to revenues recorded. Time and material revenues are recognized as services are performed and costs incurred. Certain fixed price contracts were prepared according to the "percentage-of-completion" method of accounting for long-term contracts. The amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method). Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project. Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities. The current accrual for potential losses on existing projects represents approximately $719,000. As projects are completed, the accrual is adjusted as projects move toward completion and more accurate estimates are established. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract. All other selling, general and administrative costs are expensed as incurred.

(f)	Depreciation and amortization

Fixed assets and intangible assets are depreciated over their estimated useful lives of three-to-fifteen years using the straight-line method of accounting.

In December 2002, the Company entered an agreement to sell its interest in its Poway headquarters facility, which sale closed in January 2003. The escrow transaction included the sale of the land and building at 13855 Stowe Drive, Poway, CA 92064. In conjunction with this sale, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten years. The base rent is increased by 3.5% per year (see Note 2).

(g)	Research and development

The Company is engaged in design and development activities with its commercial and government customers. The Company has Small Business Innovation Research ("SBIR") grants from the government and continues to seek new SBIR opportunities. Costs incurred under SBIR grants are charged against revenues received under SBIR grants. Non-reimbursable research and development expenditures relating to possible future products are expensed as incurred. The Company incurred $284,346 and $31,940 in non-reimbursable research and development costs during 2006 and 2005, respectively.

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

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under APB 25. The Company computed, for pro forma disclosure purposes, the value of all options granted during 2005 using the minimum value method as prescribed by SFAS 123 and amended by SFAS 148. Under this method, the Company used the risk-free interest rate at the date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 4.0% to 6.5%, expected volatility was 75% to 117%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three to five years based on the average vesting period of options granted.

If the Company had accounted for its options in accordance with SFAS 123(R) in 2005, the total value of options granted during the year ended December 31, 2005 would have been amortized over the vesting period of the options. In December 2005, in order to avoid adverse financial reporting effects in future years under SFAS 123(R), the Company eliminated all future vesting requirements on all of our 8,031,036 stock options then outstanding and in the hands of employees, officers, and directors. All of such options vested fully before the end of such year. Thus, the Company's consolidated net income (loss) would have been as follows:

Net Income	2005
As reported	$501,264
Less: Preferred Dividend Payments	$(170,956)
Adjusted Net Income (Loss) for EPS Calculation	330,308
Add: Stock based employee compensation expense included in reported net income	-
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards	(7,488,859)
Pro forma	$(6,987,595)
Net Income (Loss) Per Share:
As reported - basic	$0.01
As reported - diluted	$0.01
Pro forma - basic	$(0.31)
Pro forma - diluted	$(0.31)

During fiscal 2006, the Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method. Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility ranged from 86.7% to 90.8% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted. For the year ended December 31, 2006, the Company expensed approximately $133,000 of stock option expenses due to SFAS 123(R) in its financial statements.

(j) Net income (loss) per common share

Net income per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of SFAS No. 128, Earnings per Share. Diluted net loss per share was not computed in 2006, as the computation would result in anti-dilution.

	Year Ended December 31,
		2006	2005
Numerator:
Net income (loss)		$(952,372)	$501,264
Minus: Dividends on convertible preferred stock		(610,287)	(170,956)
		$(1,562,659)	$330,308
Denominator:
Weighted-average shares used to compute basic EPS		28,666,059	22,270,997
Adjusted weighted-average shares for conversion and exercise of preferred stock, options, and warrants		N/A	2,335,885
Weighted-average shares used to compute diluted EPS		28,666,059	24,606,882
Net earnings per share:
Basic		$(0.05)	$0.01
Diluted	$	N/A	$0.01

The potential shares, which are included in the computation of diluted net income per share, are as follows:

	Year Ended December 31,
	2006	2005
Incremental shares from assumed conversions and exercises:
Warrants	N/A	-
Options	N/A	2,335,885
Convertible preferred stock	N/A	1,722,158
Dilutive potential common shares	N/A	4,058,043
Anti-dilutive shares	N/A	(1,722,158)
Adjusted weighted-average shares	N/A	2,335,885

(k)	Financial instruments

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

During 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109, Accounting for Income Taxes, by providing guidance with regard to the recognition and measurement of uncertain tax positions, the accrual of interest and penalties, and increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more likely than not” to be upheld based on their technical merits. The measurement of the uncertain tax position will be based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. For SpaceDev, Inc., this interpretation is effective beginning January 1, 2007.

While management has historically used the “more likely than not” threshold for recognizing our uncertain tax positions, we have not used the concept of cumulative probability to measure the uncertain tax positions. However, based on an evaluation of the Company’s uncertain tax positions using the new measurement criteria, this interpretation is currently not expected to have a material impact on the Company’s financial condition or results of operations.

The FASB also issued FASB Statement No. 157, Fair Value Measurements, during 2006. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It provides a framework for measuring fair value and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements already required or permitted by other statements; it does not impose additional fair value measurements. This statement is effective for fair value measurements in fiscal years beginning after November 15, 2007. Currently, management does not expect this statement to have a material impact on our financial condition or results of operations.

(n)	Other assets

Other Current Assets

Other current assets consist of a variety of prepaid and other cash advances for items which are expected to occur within the next year. The following is a listing of items that constitute the Company’s other current assets at December 31, 2006.

Other Current Assets - December 31,	2006	2005
Financing Fees	$303,174	$-
Software Prepaid License	93,009	-
Insurance Prepaid	60,435	-
2006 Property Tax Prepayment	3,210	-
Rental Prepaid Short Term	40,103	-
All Other Deposits	99,634	-
Total Other Current Assets	$599,565	$-

Other Assets

Other assets consist of prepaid and other cash advances for items which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at December 31, 2006.

Other Assets - December 31,	2006	2005
Prepaid Rent	$188,130	$-
Cost Accrued in Conjunction with Starsys Acquisition	-	724,127
Cost Accrued in Conjunction with 2006 Securities Purchase Agreement	-	78,828
Financing Fees	116,666	-
Deposits	321,290	728,076
Total Other Assets	$626,086	$1,531,031

(o) Cash and cash equivalents

Cash and cash equivalents are made up of cash as well as short term treasury instruments that will mature in a relatively short amount of time and represents only the present value of the instrument. These treasury instruments can be redeemed at any time, which is also why they are deemed to be cash and cash equivalents. As of December 31, 2006 all of the Company’s treasury instruments have matured.

(p) Advertising costs

Direct advertising costs are expensed as they are incurred by the Company.

(q) Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a First-In, First-Out (FIFO) basis, unless required by customer contract to be distributed by specific identification for lot control purposes. Inventory includes raw material inventory, finished goods inventory, and work-in-process inventory Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis. Time and material revenues are recognized as services are performed and costs incurred.

(r) Billings in excess of costs and deferred revenue

In 2006, billings in excess of costs incurred and estimated earnings represent the excess of amounts billed over the amounts called for to be billed under the contractual billing terms. Costs in excess of billings represent the excess of actual costs incurred to the amount that is billed to date.

Deferred revenue represents amounts collected from customers for projects, products, or services to be provided at a future date.

2. Fixed Assets

In January 2003, the Company sold the land and building at 13855 Stowe Drive, Poway, CA 92064. In conjunction with the sale, the Company entered into a 10-year lease agreement with the buyer to lease-back this facility (see Note 8(c)). The gain on the sale of the facility was deferred and is being amortized over the remaining term of the lease. This amortization is included in the Company's non-operating income and expense.

The gain of $1,172,720 on the sale of the facility was deferred and is being amortized on a straight-line basis over the ten (10) year term of the lease at the rate of $117,272 per year. As of December 31, 2006 and 2005, the deferred gain was $713,405 and $830,677, respectively. This amortization is included in the Company's non-operating income and expense and totaled $117,274 and $117,272 in 2006 and 2005, respectively.

Deferred Gain consisted of the following:

December 31,	2006	2005
Deferred Gain	$1,172,720	$1,172,720
Less Amortization to date	(459,315)	(342,043)
	$713,405	$830,677

Fixed assets consisted of the following:
December 31,	2006	2005
Capital leases	$472,687	$155,499
Computer equipment	952,895	699,592
Building improvements	1,959	-
Furniture and fixtures	2,525,833	241,564
Rocket Motor Test Center	1,205,468	446,621
	5,158,843	1,543,276
Less accumulated depreciation and amortization	(1,365,478)	(469,503)
	$3,793,365	$1,073,773

Depreciation and amortization expense for fixed assets was approximately $983,000 and $192,000 for the years ended December 31, 2006 and 2005, respectively. Depreciation and amortization expense was higher during 2006 due to the acquisition of Starsys in January 2006 as well as the purchase of new fixed assets, mainly new computer hardware and software, during 2006 and the construction of the Company’s fabrication and test facilities for its hybrid rocket motor systems, also located in Poway, California. Of the above depreciation, approximately $20,000 and $17,000, for the years ended December 31, 2006 and 2005, respectively, was for depreciation on equipment under capital leases.

3. Acquisitions

On January 31, 2006, the Company completed the acquisition of Starsys Research Corporation by reverse triangular merger. The merger agreement was dated October 24, 2005 and amended on December 7, 2005 and January 31, 2006.

The following is a schedule of the goodwill incurred in the Starsys acquisition.

Starsys Total Assets	$(7,851,494)
Starsys Total Liabilities	13,054,140
Cash to Starsys Stockholders	410,791
Equity to Starsys Stockholders	5,576,846
Fees Associated with Acquisition	1,056,079
$12,246,362

Starsys shareholders received approximately $411,000 in cash and approximately 3.8 million shares of the Company's common stock at the consummation of the merger. The Company also paid approximately $705,000 in Starsys transaction expenses connected to the merger, and reclassified from Other Assets to Investment in Subsidiaries approximately $500,000 in certain legal and accounting expenses incurred during the merger. The Company incurred approximately $11.2 million in goodwill because of the acquisition with Starsys as well as other assets and intangible assets valued at approximately $1.0 million. The weighted average amortization period for these intangible assets is approximately 10 years. In addition, the Company recognized approximately $350,000 of deferred tax liability associated with the acquisition of intangible assets.

Following the merger, the pre-merger Starsys shareholders may also be entitled to receive additional performance consideration, based on the achievement by the Starsys business of specific financial performance criteria for fiscal years 2005, 2006 and 2007. This consideration could have originally consisted of up to an aggregate of $1,050,000 in cash and shares of the Company's common stock valued at up to $18 million, subject to reduction for some merger related expenses and to escrow arrangements, as follows:

For the fiscal year ended December 31, 2005, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $3.0 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for Starsys’ fiscal year ended December 31, 2005, but not less than $2.00 per share. This portion of the additional performance consideration was not earned;

For the fiscal year ended December 31, 2006, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for Starsys’ fiscal year ended December 31, 2006, but not less than $2.50 per share. This portion of the additional performance consideration was not earned; and,

For the fiscal year ending December 31, 2007, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for Starsys’ fiscal year ended December 31, 2007, but not less than $3.00 per share. This portion of the additional performance consideration will be determined in early 2008.

Starsys shareholders will be entitled to receive the maximum amount of performance consideration for a particular fiscal year if the Company breaches specified covenants of the merger agreement and is unable to cure the breach within the applicable cure period set forth in the merger agreement.

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

On August 14, 1998, the Company entered an Agreement for License and Purchase of Technology from American Rocket Company (AMROC) with an unrelated individual who had obtained ownership of such technology from AMROC. The intellectual property acquired was hybrid rocket technology that has been modified and may be used in the future operations of the Company. Upon execution of the Agreement, the Company issued the seller a warrant to purchase 25,000 shares of restricted common stock. This warrant expired in 2003.

For each of the three years following the Agreement date, the licensor received warrants to purchase 25,000 shares of restricted common stock. In the fourth through tenth year following the Agreement date, the licensor may receive a warrant to purchase a number of shares, if revenue is generated from the acquired technology. All revenue based warrants are earned at a rate of one share per $125 of revenue generated from the technology acquired. Under the terms of the Agreement, the minimum number of shares to be issued is 100,000 and the maximum consideration shall not exceed warrants to purchase 3,000,000 shares of common stock or $6,000,000 in recognized value. Recognized value is the sum of (a) the cumulative difference between the market price of the common stock and the strike price and (b) the cumulative difference between the market price on the date of exercise and the strike price for each warrant previously exercised. To date, no revenue has been generated from the acquired technology and all 75,000 additional warrants expired by August 2006.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. Intangible assets, were amortized using the straight-line method and totaled approximately $87,000 for the year ending December 31, 2006. The initial purchase price included stock issued at the date of acquisition, direct acquisition costs, and any guaranteed future consideration.

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

In 2001, the Company entered into three settlement loan agreements with various vendors. The total of $171,402 for all three loans called for payment between 24 and 50 months with interest that ranged from 0% to 8%. At December 31, 2005, the outstanding balance on these notes were and $9,457 with interest expense of $1,474. The remaining notes were paid in full during 2006.

(b) Revolving credit facility

New Revolving Credit Facility. On September 29, 2006, the Company entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”). The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the Facility. The Company will be allowed to borrow against the Facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or, (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory. The balance on this revolving credit facility at December 31, 2006 was $805,172.

The facility bears interest at a rate equal to prime plus 2% (10.25% at December 31, 2006) and is payable monthly. The rate will be increased or decreased on the date the Prime Rate is adjusted. Interest is due on the first business day of each month through maturity. The term of the facility is scheduled to end on September 29, 2009. Laurus received 310,009 unregistered shares of the Company’s common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten (10) business days and the expense is being amortized daily over the first year of the note. The Company will issue additional restricted shares of its common stock worth, in the aggregate, $200,000 to Laurus on each anniversary date of the facility, if the facility remains in place. The pricing of these additional shares will be based on the applicable preceding ten (10) business day average trading price. The facility is not convertible into any class of our securities.

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

The Company paid $9,500 for legal fees and expenses in structuring the facility, conducting due diligence and escrow fees. In addition, the Company paid a finder’s fee in the amount of $35,000 and paid Laurus a facility fee of approximately $140,000, which facility fee is being expensed over the life of the note.

Previous Revolving Credit Facility. In June 2003, the Company entered into a $1.0 million financing arrangement with Laurus in the form of a three-year Convertible Note secured by its assets subject to the amount of eligible accounts receivables. In August 2004, after the initial $1.0 million was converted, the revolving credit facility was increased to $1.5 million. The net proceeds from the Convertible Notes were used for general working capital purposes. Advances on the Convertible Notes were repayable at the Company's option, in cash or through the issuance of the Company's shares of common stock. The Convertible Notes carried an interest rate of Wall Street Journal Prime plus 0.75% on any outstanding balance. In addition, the Company was required to pay a collateral management payment plus an unused line payment. Availability of funds under the old revolving credit facility was based on the Company's accounts receivable. Laurus exercised its conversion rights from time-to-time on outstanding balances. Laurus converted an aggregate of $2.5 million of revolving debt into 3,406,417 shares of the Company’s common stock during the term of the revolving credit facility. There was no outstanding balance on the revolving credit facility at December 31, 2005 and thereafter and there were no conversions during the twelve months of 2005 or during 2006 until expiration. This revolving credit facility with Laurus expired on June 3, 2006 and the Company has since entered into a new revolving note with Laurus on September 29, 2006, as mentioned above.

In conjunction with the June 2003 transaction, Laurus received a warrant to purchase 200,000 shares of the Company's common stock for the initial $1.0 million revolving credit facility. The warrant exercise price was $0.63 per share for the purchase of up to 125,000 shares; $0.69 per share for the purchase of an additional 50,000 shares; and $0.80 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock, or by a combination of both. The warrant expiration date is June 3, 2008. In addition to the initial warrant, the Company issued two warrants: 1) to purchase 50,000 shares at an exercise price of $1.0625 per share, which warrant was exercised by Laurus on April 19, 2005; and, 2) to purchase 50,000 shares at an exercise price of $1.925 per share, which has an expiration date of August 25, 2009.

5. Income Taxes

At December 31, 2006, the Company had federal and state tax net operating loss carryforwards (“NOL”) of approximately $10,096,000 and $9,163,000, respectively. These amounts include acquired federal and state NOL's of Starsys of $3,667,000 and $6,430,000. The federal and state tax loss carryforwards will begin to expire in 2019 and 2011, respectively, unless previously utilized.

At December 31, 2006, the Company had federal and state research tax credits of approximately $3,489,000 and $39,000, respectively. The federal research tax credits will begin to expire in 2018. The state research tax credits will carryforward indefinitely.

Pursuant to Internal Revenue Code Sections 382 and 383, the Company’s use of its net operating loss and credit carryforwards relating to Starsys will be limited as a result of cumulative changes in ownership of more than 50% over a three-year period. Management is currently in the process of calculating these limitations.

As a result of the adoption of SFAS No. 123(R), the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. As of December 31, 2006, deferred tax assets do not include $254,000 of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryforwards. Additional paid in capital will be increased up to $254,000 if such excess tax benefits are realized.

The Company also recorded a valuation allowance of $4,500,000 related to federal and state loss and tax credit carryforwards and other temporary differences of Starsys. The tax benefit of these carryforwards, if and when realized, will first reduce the existing value of goodwill up to a total of $4,500,000, then, if applicable, remaining amounts will be applied first to other intangible assets with any excess amount recognized as an income tax benefit.

Significant components of the Company's deferred tax assets are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold required under SFAS No. 109.

December 31,	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$3,715,800	$3,941,400
Deferred gain on sale of building	291,000	338,000
Reserve for loss on contracts	285,000	608,500
Other	200,500	307,900
Tax credit carryforwards	3,537,700	1,966,800
Gross deferred tax assets	8,030,000	7,162,600
Fixed Assets and Intangibles	-744,600	-593,400
	7,285,400	6,569,200
Valuation allowance	-7,285,400	-6,569,200
	$-	$-

Significant components of the provision for income taxes for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Current
Federal	$15,000	$-
State	4,200	1,600
	19,200	1,600
Deferred
Federal	-	-
State	-	-
Income tax expense	$19,200	$1,600

Reconciliation of the statutory federal income tax benefit to the Company's effective tax benefit:

Years Ended December 31,	2006	2005
Statutory U.S. federal rate	35.00%	35.00%
State income taxes - net of federal benefit	3.79%	5.70%
Permanent differences	-14.42%	7.40%
NOL and tax credit prior year true up	-15.99%
Other	.82%
Tax Credits	91.18%
Change in valuation allowance	-100.38%	-48.10%
Provision for income taxes	0.00%	0.00%

6. Employee Benefit Plans
(a) Profit sharing 401(k) plan

The Company's amended 401(k) retirement savings plan allowed each eligible employee to voluntarily make pre-tax salary contributions up to 93% of their compensation or statutory limits per year, whichever is lower, for the years ended December 31, 2006 and 2005. The Company has elected to make a matching contribution of 10% of employee contributions, which matching portion vests over five years as specified in the plan amendment. During 2006 and 2005, the Company contributed $24,698 and $18,235 to the Plan, respectively.

Upon the merger with Starsys, the Company added the Starsys 401(k) retirement saving plan which allows each eligible Starsys employee to make elective deferrals to the Plan and elect to reduce his or her compensation in an amount of 2% up to a maximum of 15% of compensation, for contributions to this Plan as an elective deferral. There is a four year vesting period for the Company’s match (25% each year for four years). The Company elected to make matching contributions on employee contributions at a rate of 25% on the first 4% of employee contributions.  The matching portions vest over a four year period in equal increments of 25% per year.  During 2006, the Company contributed $76,218 to the Plan.

(b)	Stock option plans

In 1999, the Company adopted a stock option plan under which its Board of Directors had the ability to grant its employees, directors and affiliates Incentive Stock Options, Non-Statutory Stock Options and other forms of stock-based compensation, including bonuses or stock purchase rights. Incentive Stock Options, which provided for preferential tax treatment, were only available to employees, including officers and affiliates, and were not issued to non-employee directors. The exercise price of the Incentive Stock Options is 100% of the fair market value of the stock on the date the options are granted. Pursuant to the plan, the exercise price for the non-statutory stock options was to be not less than 95% of the fair market value of the stock on the date the option was granted.

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

In 2004, the Company adopted the 2004 Equity Incentive Plan authorizing options on 2,000,000 shares. It was first amended in August 2005 increasing the authorized options under the plan by 2,000,000 for a total of 4,000,000 shares and was further amended on January 31, 2006 increasing the authorized options by 3,000,000 for a total of 7,000,000 under the plan. As of December 31, 2006, 11,184,698 shares were authorized for issuance under both plans, 7,495,098 of which were subject to outstanding options and awards and 1,509,316 which have been exercised for the Company's common stock.

During 2005, the Company issued non-statutory options to purchase 629,000 shares to its independent directors for their 2005 service and their anticipated 2006 service.

(c) Employee stock purchase plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan with 1,000,000 shares reserved under the plan and authorized the Board of Directors to make twelve consecutive semiannual offerings of common stock to its employees. The first shares of common stock were issued under the Plan in February 2004. The exercise price for the Employee Stock Purchase Plan will not be less than 95% of the fair market value of the stock on the date the stock is purchased. During 2006 and 2005 employees contributed approximately $156,000 and $58,000 to the Employee Stock Purchase Plan, and 104,845 and 27,540 shares were issued under the plan as of December 31, 2006 and 2005, respectively. The 1999 Employee Stock Purchase Plan was to expire in June 2005; however, the Board of Directors extended the plan until June 30, 2010 or until all of the shares have been bought under the plan, whichever is first.

7. Stockholders' Equity

a) Series C Preferred Stock.

On August 25, 2004, the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Shares"), to Laurus for an aggregate purchase price of $2.5 million or $10.00 per share (the "Stated Value"). The Series C Preferred Shares are convertible into shares of the Company's common stock at a rate of $1.54 per share, and accrue quarterly, cumulative dividends at a rate of 6.85%. On September 22, 2005 1,540 shares of the Company’s Series C Preferred Stock was converted into 10,000 shares of the Company’s common stock. The first payment was due on January 1, 2005. The Company declared dividends payable of approximately $170,000 for the same two years of 2006 and 2005, respectively, to the holders of its Series C preferred stock. These dividends are payable in cash or shares of our common stock at the holder's option with the exception that dividends must be paid in shares of our common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. On January 11, 2005, $60,967 of accrued dividends were paid in the form of 39,589 shares of the Company's common stock. Also, on May 5, 2005, $56,301 of accrued dividends were paid in the form of 36,559 shares of the Company's common stock, on September 28, 2005, $57,708 of accrued dividends were paid in the form of 37,473 shares of the Company's common stock. Approximately $184,000 of cash dividends were paid in 2006. On December 31, 2006, accrued but unpaid dividends were approximately $43,000. The Series C Preferred Shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed $1.48 per share or (b) the Stated Value if the average closing price of our common stock for the 22 days immediately preceding the date of conversion exceeds $1.48 per share. The Series C Preferred Shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The Series C Preferred Shares have no voting rights, except as required by law.

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.

b) Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tailwind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital, (which has since transferred their preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund). On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5.15 million, or $1,000 per share. As of December 31, 2006, 4,502.7777 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock remain outstanding and 647.2223 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock were voluntary repurchased or converted to the Company’s common stock. In 2006, 75.0000 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock were converted into 50,676 shares of the Company's common stock and 572.2223 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock have been voluntary repurchased, as provided for in the Agreement. The Company also issued various warrants to these investors as described below. The Company paid cash fees and expenses of $119,209 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction. The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter. The first payment was due on April 1, 2006. As of December 31, 2006, the Company had paid approximately $332,000 of accrued Series D-1 dividends in cash. On December 31, 2006, accrued but unpaid dividends were approximately $111,000.

Under the purchase agreement, from the date of the effectiveness of the initial registration statement filed pursuant to the registration rights agreement (February 15, 2006), until the one-year anniversary of that date, if: (1) on any trading day during such period the volume weighted average price of the Company's common stock for each of the twenty (20) trading days immediately prior to such date exceeds $1.63; and, (2) the average daily trading volume of the Company's common stock exceeds $100,000 on each of those days, then the Company has the option, subject to a number of additional conditions, to put to the investors "units" at $1,000 per unit for an aggregate purchase price of up to $2.0 million (or a lesser amount to the extent the preferred stock warrants issued at the initial closing of the financing, which are described below, have been exercised to purchase these units). Each "unit" consists of one share of Series D-1 Preferred Stock and a common stock warrant, which entitles the holders to purchase up to an aggregate of 440,829 shares of common stock at an exercise price of $1.51 and otherwise has the same terms as the warrants described in the following paragraph. The right of the Company to “put” these units to the investors expired on February 15, 2007, without exercise.

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

The Company also issued certain other warrants to the Series D-1 investors at the closing (the "preferred stock warrants"). These warrants entitle the holder to purchase an aggregate number of 2,000 "units", which are identical to the "units" described above, at an exercise price of $1,000 per unit. The preferred stock warrants are exercisable from the effective date (i.e., February 15, 2006) until the one-year anniversary of that date. If any units subject to the preferred stock warrants remain unsold after (1) their expiration date and (2) the exercise of the Company's put option, if applicable, and any holder of a preferred stock warrant issued in the financing has exercised the warrant in full, then the preferred stock warrant would supplementally grant that holder the right to purchase 440,829 shares of common stock, times the number of "units" which the holder's preferred stock warrant initially overlaid, with a strike price of $1.51 per share, and the warrant, as so supplemented, would have a five (5) year term from January 12, 2006 to January 11, 2011. The preferred stock warrants expired on February 15, 2007, without exercise.

The purchase agreement contained a number of covenants by the Company, which included:

•	A grant of preemptive rights to the investors to participate in future financings; however, this right expired on January 13, 2007; and,

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

(c)	Common stock

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

(d)	Warrant

As of December 31, 2006, the Company had warrants outstanding issued as part of its private placements and other equity raising ventures as well as services that allow the holders to purchase up to 2,422,138 shares of common stock at prices between $0.63 and $2.58 per share. The warrants may be exercised any time within three (3) and five (5) years of issuance.

(e) Stock options and employment agreements

In November 1997, the Company entered into an employment agreement with James W. Benson, its chief executive officer. On July 16, 2000, the Company amended the employment agreement with Mr. Benson extending the term until July 16, 2005. As part of the amendment to the original employment agreement, the Company granted options to Mr. Benson to purchase up to 2,500,000 of non-plan, non-registered shares of the Company's common stock. Options for 500,000 of these shares were vested prior to the expiration of Mr. Benson's employment agreement and those options remain outstanding, and the balance expired unvested. The vested options have an exercise price of $1.00 and are scheduled expire on March 31, 2007.

On December 20, 2005, the Company entered into employment agreements and non-qualified stock option agreements with each of Mark N. Sirangelo, Richard B. Slansky and James W. Benson. Each employment agreement has an initial term of two years, and will be automatically renewed for a third year unless either party provides written notice of its intent not to renew.

The employment agreement with Mr. Sirangelo sets forth the terms of his employment with the Company as chief executive officer and Vice Chairman and provides for, among other matters: a base salary, performance-based cash bonuses based on the achievement of specific goals set forth in the agreement and an option to purchase up to 1,900,000 shares of the Company's common stock. (Mr. Sirangelo was appointed Chairman upon the resignation of Mr. Benson as chief technology officer and Chairman of the Board in September 2006.)

The employment agreement with Mr. Slansky amends and restates his employment agreement dated February 10, 2003. This agreement sets forth the terms of his continued employment with the Company as president and chief financial officer and provides for, among other matters: a base salary, performance-based cash bonuses based on the achievement of specific goals set forth in the agreement and an option to purchase up to 1,400,000 shares of the Company's common stock.

The employment agreement with Mr. Benson set forth the terms of his employment with the Company as chief technology officer and provided for, among other matters: a base salary, performance-based cash bonuses based on the achievement of specific goals set forth in the agreement and an option to purchase up to 950,000 shares of the Company's common stock. Mr. Benson also received an additional option to purchase up to 150,000 shares of the Company's common stock in connection with his services as Chairman. Mr. Benson resigned as our Chairman and chief technology officer in September 2006. Mr. Benson remained a consultant to the Company through December 31, 2006, and remained a member of the Company’s Board of Directors. The options granted to Mr. Benson in his recent agreement will expire on the earlier of: a) ninety (90) days after the termination of his consulting agreement; or, b) December 20, 2010, whichever is earlier.

Under each of the above employment agreements, the executive is an “at-will” employee, which means that either the Company or the executive may terminate employment at any time. However, if the executive’s employment with the Company is terminated without cause (as that term is defined in the employment agreements), that executive will be entitled to a severance payment equal to his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term. If the executive’s employment is terminated for good reason (as that term is defined in the employment agreements), that executive will be entitled to a severance payment equal to his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term, but in no event less than six months.

The options granted to each executive are fully vested and exercisable on the date of grant, have an exercise price of $1.40 per share, which was the closing sale price, reported on the OTCBB on the date of grant, and will expire five years after the date of grant, unless they expire sooner as a result of termination of employment. Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain milestones or four years from the date of grant, whichever comes first. Subject to certain limitations, these options may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise.

		Weighted
	Options	Average
	Outstanding	Exercise Prices
Balance at January 1, 2005	6,353,766	$1.39
Granted	6,368,000	1.45
Exercised	(237,000)	(1.02)
Expired	(2,162,206)	(2.19)
Balance at December 31, 2005	10,322,560	1.27
Granted	3,307,000	1.18
Exercised	(230,281)	(0.83)
Expired	(1,004,181)	(1.35)
Balance at December 31, 2006	12,395,098	$1.24

The weighted average fair value of options granted to employees under the 1999 Stock Option Plan and the 2004 Equity Incentive Plan during 2006 and 2005 was $1.17 and $1.45, respectively. At December 31, 2006 and 2005, there were 12,395,098 and 10,347,560 options exercisable at a weighted average exercise price of $1.24 and $1.27 per share, respectively. The weighted average remaining life of outstanding options under the plans at December 31, 2006 was 3.5 years.

		Weighted-Average
Range of		Remaining Contractual
Exercise	Number of Shares	Life of Shares	Number of Shares	Weighted-Average
Price	Outstanding	Outstanding	Exercisable	Exercisable Price
$0.42-0.99	3,774,271	2.98	1,944,271	$0.72
1.00-1.99	8,478,605	3.73	7,883,105	1.40
2.00-2.99	102,222	3.72	102,222	2.11
3.00-3.99	20,000	4.59	20,000	3.20
4.00-4.80	20,000	5.92	20,000	4.80
	12,395,098	3.50	9,969,598	$1.29

8. Commitments and Contingencies

(a) Capital leases

The Company leases certain equipment under non-cancelable capital leases, which are included in fixed assets as follows:

December 31,	2006	2005
Computer and office equipment	$452,481	$155,499
Less accumulated depreciation	(226,535)	(152,960)
	$225,947	$2,539

Future minimum lease payments are as follows:

Year Ending December 31, 2006
2007	$48,755
2008	48,755
2009	48,755
2010	48,755
2011	10,562
Total minimum lease payments	205,582
Amount representing interest	33,432
Present value of minimum lease payments	172,150
Total obligation	172,150
Less current portion	(35,441)
Long-term portion	$136,709

(b) Other accrued liabilities

Other accrued liabilities at December 31, 2006 and 2005 consisted of the following:

Other Accrued Liabilities - December 31,	2006	2005
Employee Accruals	$145,847	$160,000
Legal, Royalty and Customer Accuals	316,231	243,608
Customer deposits and Other Accruals	184,080	-
Property and Income Tax Accruals through 12-31-05	30,730	26,452
Employee Stock Purchase Plan	52,462	29,375
Provision for Anticipated Loss	719,125	-
Laurus - Dividend (Preferred Stock Series C)	42,898	56,945
Laurus - Dividend -All Series D	111,188	-
Total Other Accrued Liabilities	$1,602,561	$516,380

(c) Building lease

In conjunction with the sale of its headquarters facility, the Company entered into a non-cancelable operating lease with the buyer to lease-back its facilities for ten years (see Note 2). The base rent was $25,678 per month at lease inception and is currently $28,470 as of December 31, 2006 and will continue to increase by 3.5% per year. Total expense for 2006 and 2005 amounted to approximately $341,000 and $325,000, respectively.

On April 14, 2005, the Company entered into a 16-month lease to expand its fabrication and test facilities. The additional facility is also located in Poway, California. It is approximately 11,000 square feet and is dedicated to fabrication of the Company's hybrid rocket motors. The cost to the Company is approximately $107,000 over the term of the lease. The Company was able to extend the facility lease on a short-term basis until June 30, 2007. Total monthly rent from January 2007 to June 2007 is approximately $10,000 per month, for a total of approximately $60,000 for the six month term ending on June 30, 2007.

On August 25, 2006, the Company entered into a ten-year lease on a 72,000 square foot development and manufacturing facility located in the Colorado Technology Center in Louisville, Colorado, for its subsidiary, Starsys, Inc. Starsys will be relocating from its facility in Boulder, Colorado in March 2007, as its current lease expires. The new facility will be leased from RE Hill Properties, LLC and Quartz Mountain Properties, LLC. The lease includes an option for an additional 19,000 square feet, which could bring the total available Starsys space to approximately 92,000 square feet.

Building Leases - Year Ending December 31,
2007	$1,204,818
2008	1,257,675
2009	1,309,548
2010	1,373,882
2011	1,422,052
Thereafter	4,977,711
Total minimum lease payments	$11,545,686
9. Concentrations

(a) Credit risk

The Company maintains cash balances at various financial institutions primarily located in San Diego, California, Boulder, Colorado and New York, New York. The accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. The Company has balances in excess of the insured amount; however, the Company has not experienced any losses in such accounts.

(b) Customer

During 2006 and 2005, the Company had five major customers that accounted for sales of approximately $18,741,780, or 58% and $8,133,000, or 90% of consolidated net sales, respectively. At December 31, 2006 and 2005, the amount receivable from these customers was approximately $2,256,700 and $967,400, respectively.

10. Note Receivable

On September 8, 2005, the Company made a secured loan in the principal amount of $1.2 million to Starsys Research Corporation, prior to the merger. The loan accrued interest at 8% per annum and matured on January 31, 2006. No principal or interest payments were due before maturity. The loan was secured by a security interest in all of the assets of Starsys Research Corporation, subject to an intercreditor agreement with Vectra Bank Colorado, National Association. In addition, Starsys Research Corporation agreed to pay the Company a placement agent fee and to reimburse the Company expenses in the aggregate amount of $120,000. This amount was deferred until the closing of the contemplated merger agreement (see Note 3) and added to the principal balance of the note evidencing the loan.

In connection with making the loan, the Company entered into an exclusivity agreement with Starsys Research Corporation which provided that Starsys would not discuss a material sale of its assets, a material sale of its stock, a merger, or similar transaction with any other party until October 31, 2005. Prior to completion of the loan described above, the Company and Starsys Research Corporation entered into a non-binding letter of intent concerning an acquisition. On October 26, 2005, the Company and Starsys Research Corporation entered into a definitive merger agreement and on January 31, 2006, the Company completed the merger with Starsys, and cancelled and terminated the secured note as well as all interest and fees related to the note.

11. Unaudited Pro Forma Combined Consolidated Statements of Operations

The following unaudited pro forma combining and combined statements of operations give effect to the merger of SpaceDev and Starsys using the purchase method of accounting, as required by SFAS No. 141, Business Combinations. The Company acquired Starsys Research Corporation on January 31, 2006 and is the "accounting acquirer" for accounting purposes. Under this method of accounting, the combined company will allocate the purchase price to the fair value of assets of Starsys deemed to be acquired, including identifiable intangible assets and goodwill. The purchase price allocation is subject to revision when the combined company obtains additional information regarding asset valuation. The unaudited pro forma combined statements of operations are based on respective historical consolidated financial statements and the accompanying notes of the Company.

The unaudited pro forma combined statement of operations for the year ended December 31, 2006 assumes the merger took place on January 1, 2006. The unaudited pro forma combined statement of operations for the year ended December 31, 2005 combines SpaceDev's historical statement of operations for the year ended December 31, 2005 with the Starsys historical statement of operations for the year ended December 31, 2005 assuming the merger took place on January 1, 2005. The unaudited pro forma combined statements of operations should be read in conjunction with the related notes included in this Form 10-KSB and the consolidated audited financial statements of SpaceDev. The unaudited pro forma combined statements of operations are not necessarily indicative of what the actual results of operations and financial position would have been had the merger taken place on January 1 of each period presented and do not indicate future results of operations.

SpaceDev, Inc. and Subsidiaries
Pro Forma Combined Consolidating and Consolidated Statement of Operations
(Unaudited)

For the Twelve Months Ended December 31, 2006
	Consolidated	Pro Forma Adjustments	Consolidated Pro Forma	%
Net Sales	$34,397,113	$(257,205)	$34,139,909	100.00%
Cost of Sales *	27,087,542	(91,380)	26,996,162	79.08%
Gross Margin	7,309,572	(165,825)	$7,143,747	20.92%
Operating Expenses
Marketing and sales expense	2,430,673	(165,825)	2,264,848	6.63%
Research and development	279,063	-	279,063	0.82%
General and administrative	5,617,689	-	5,617,689	16.45%
Total Operating Expenses *	8,327,425	(165,825)	8,161,600	23.91%
Income/(Loss) from Operations	(1,017,853)	-	(1,017,853)	-2.98%
Non-Operating Income/(Expense)
Interest income	111,668	-	111,668	0.33%
Interest expense	(88,196)	-	(88,196)	-0.26%
Non-cash interest expense	(114,600)	-	(114,600)	-0.34%
Gain on Building Sale	117,274	-	117,274	0.34%
Total Non-Operating Income/(Expense)	28,935	-	28,935	0.08%
Income (Loss) Before Income Taxes	(988,918)	-	(988,918)	-2.90%
Income tax provision	19,290	-	19,290	0.06%
Net Income (Loss)	$(1,008,208)	$-	$(1,008,208)	-2.95%
Less: Preferred Dividend Payments	(610,287)	-	(610,287.00)
Adjusted Net Income (Loss) for EPS Calculation	(1,618,495)	-	(1,618,495)
Net Income/(Loss) Per Share:	$(0.06)	-	$(0.06)
Weighted-Average Shares Outstanding	28,666,059	-	28,666,059
Fully Diluted Net Income/(Loss) Per Share:	$(0.06)	-	(0.06)
Fully Diluted Weighted-Average Shares Outstanding	28,666,059	-	28,666,059

* The following table shows how the Company's amortization expense of stock options would be allocated to all expenses.

Cost of Sales	$24,339	$-	$24,339	0.07%
Marketing and sales	4,840	-	4,840	0.01%
Research and development	-	-	-	0.00%
General and administrative	104,201	-	104,201	0.31%
	$133,379	$-	$133,379	0.39%

SpaceDev, Inc. and Subsidiaries
Pro Forma Combined Consolidated Statement of Operations
(Unaudited)

For the twelve months ended December 31, 2005
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

12. Related Party Transactions

James W. Benson, the Company’s former chief technology officer and former Chairman of the boaRd of Directors, has personally guaranteed the building lease on the Company’s Poway, California headquarters facility and has placed his home in Poway as collateral.  Mr. Benson remained a member of our Board of Directors and one of our major shareholders. On September 26, 2006, Mr. Benson resigned from his role as our chief technology officer in order to launch a new independent venture, Benson Space Company, focused on the marketing of commercial space tourism.  SpaceDev currently has a study contract with Benson Space Company which could lead to future business between the two entities.

13. Subsequent Events

In January 2007, the Company concluded a negation on a contract modification with Northrop Grumman Space Technology.  The contract was originally awarded to the Company in June 2002, for the design, development, assembly, and test of configurations of flat plate gimbal drive assemblies.  The contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007.  The Company experienced significant cost overruns on this contract.  The contract modifications in 2006 and 2007 reflected discussions to change the timing of payments, as well as, the amount of additional contract consideration.  The 2007 modifications included up to an additional $1.0 million based on the achievement of specific milestones, which, if achieved, would partially mitigate the impact of significant cost, scope and requirements changes, and overruns incurred or accrued.

In January 2007, in partnership with the University of Colorado Laboratory for Space Physics, the Company was awarded a $750,000 contract from the Missile Defense Agency to design and develop a non-sticking cover seal system for the Exo-atmospheric Kill Vehicle program, which is the kill vehicle component of the Ground Based Interceptor (the weapon element of the Ground-based Midcourse Defense System program). The contract was awarded under the Small Business Technology Transfer Program that provides research funding for partnerships between industry and non-profit research institutions. The program is scheduled to complete in 2008 and is an extension of a Phase 1 program completed in 2006.

In February 2007, the Company was awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission. The Company will develop and deliver electromechanical Descent Brake dampers. The contract period of performance is approximately 18 months. NASA’s Mars Science Laboratory mission will deliver an 1800 pound rover to the surface of Mars in 2010. Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25 feet long bridle cord. A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.

In February 2007, the Company entered into a five year capital equipment lease in connection with the move to its new Louisville facility, to provide furniture and equipment valued at approximately $360,000.

In March 2007, the Company moved from Boulder, CO to Louisville, CO, due to the expiration of its lease.  The Company signed a lease in August 2006 for its new Louisville facility, which provides an immediate improvement in product work flow over its existing site. The new facility has approximately 72,000 square feet, a significant expansion in floor space. The rent will increase to approximately $77,000 per month due to the additional space but decrease on a square foot basis.  The Company plans to develop this space through phased capital equipment additions that will improve its fabrication, assembly, and test capabilities.   The Company also has an option to lease an additional 19,000 square feet at the same site.

Also in March 2007, the Company signed a new lease to relocate its Durham, North Carolina facility, which lease also was set to expire in March 2007.  The Company anticipates the relocation of its Durham manufacturing operations in May 2007.  The new Durham facility has approximately 13,500 square feet of usable office and laboratory space.  The rent will be approximately $13,000 per month with an increase annually.