Form 10QSB
period 2007-03-31
SPACEDEV INC
filed 2007-05-14
CIK 1031833

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,632,658 shares of Issuer's voting common stock were outstanding on April 23, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPACEDEV, INC.
FORM 10-QSB
For The Quarter Ended March 31, 2007

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	(Unaudited)
	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash	$3,494,313	$1,438,146
Accounts receivable (Note 2(d))	6,852,937	7,289,720
Inventory (Note 2(b))	453,634	309,205
Other current assets (Note 6(a))	1,024,667	599,565
Total Current Assets	11,825,551	9,636,636
Fixed Assets - Net	3,989,394	3,793,365
Intangible Assets	817,448	841,133
Goodwill (Note 5)	11,233,665	11,233,665
Other Assets (Note 6(b))	733,099	626,086
Total Assets	$28,599,157	$26,130,885
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses (Note 3(a))	$1,565,631	$1,755,985
Current portion of capitalized lease obligations	74,121	35,441
Accrued payroll, vacation and related taxes	1,114,610	1,184,457
Billings in excess of costs and deferred revenue (Note 2(a))	2,545,173	2,816,072
Revolving line of credit (Note 3(b))	3,427,443	805,172
Other accrued liabilities (Note 2(a))	1,985,753	1,602,561
Total Current Liabilities	10,712,731	8,199,688
Notes Payable, Less Current Maturities	50,193	50,193
Capitalized Lease Obligations, Less Current Maturities	278,961	136,709
Deferred Gain - Assets held for sale (Notes 3(a))	684,087	713,405
Other Long Term Liabilities	15,266	15,266
Total Liabilities	11,741,238	9,115,261
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, and 252,677 and 252,963 shares issued and outstanding, respectively (Note 4)
Series C Convertible preferred stock (Note 4(a))	248	248
Series D-1 Convertible preferred stock (Note 4(b))	5	5
Common stock, $.0001 par value; 100,000,000 shares authorized, and
29,627,692 and 29,550,342 shares issued and outstanding,
respectively (Note 4)	2,963	2,953
Additional paid-in capital	33,027,353	33,150,566
Accumulated deficit	(16,172,650)	(16,138,148)
Total Stockholders’ Equity	16,857,919	17,015,624
Total Liabilities and Stockholders' Equity	$28,599,157	$26,130,885

The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
March 31,	2007%		2006%
Net Sales	$9,057,048	100.0%	$7,174,778	100.0%
Total Cost of Sales*	6,966,071	76.9%	5,265,106	73.4%
Gross Margin	2,090,977	23.1%	1,909,672	26.6%
Operating Expenses
Marketing and sales	586,614	6.5%	643,560	9.0%
Research and development	39,360	0.4%	81,777	1.1%
General and administrative	1,243,555	13.7%	1,230,733	17.2%
Total Operating Expenses*	1,869,529	20.6%	1,956,070	27.3%
Income/(Loss) from Operations	221,448	2.4%	(46,398)	-0.6%
Non-Operating Income/(Expense)
Interest and other income	20,956	-0.8%	33,615	0.5%
Interest expense and loan fee	(75,358)	0.2%	(5,283)	-0.1%
Gain on building sale (Note 3(a))	29,318	0.3%	29,318	0.4%
Non-cash loan fee (Note 3(b))	(86,301)	-1.0%	-	0.0%
Total Non-Operating Income	(111,385)	-1.2%	57,650	0.8%
Income Before Taxes	110,063	1.2%	11,252	0.2%
Income Tax Provision	800	0.0%	4,235	0.1%
Net Income	$109,263	1.2%	$7,017	0.1%
Net Income	109,263		7,017
Less Preferred Dividend Payments (Note 4(a) and (b))	(143,762)		(140,740)
Adjusted Net Income (Loss) for EPS Calculation	(34,499)		(133,723)
Net Income Per Share:	$(0.00)		$(0.00)
Weighted-Average Shares Outstanding	29,570,306		27,276,451
Fully Diluted Net Income Per Share:	$(0.00)		$(0.00)
Fully Diluted Weighted-Average Shares Outstanding	29,570,306		27,276,451

* The following table shows how the Company's stock option expense would be allocated to all expenses. These non-cash stock option expenses are included in the unaudited operating results stated above.

Cost of sales	$41,373		$-
Marketing and sales	13,652		-
Research and development	-		-
General and administrative	49,594		90,701
Total Non-Cash Stock Option Expense	$104,619		$90,701

The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2007	2006
Cash Flows From Operating Activities
Net income	$109,263	$7,017
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	316,238	147,370
Gain on disposal of building sale	(29,318)	(29,318)
Stock option expense	104,619	90,701
Common stock grant expense	-	2,175
Non-cash loan fee	86,301	-
Change in operating assets and liabilities	(423,014)	(3,481,569)
Net Cash Provided By (Used In) Operating Activities	164,089	(3,263,624)
Cash Flows From Investing Activities
Other assets, capitalized acquisition costs	-	(1,066,564)
Purchases of fixed assets	(298,984)	(324,256)
Net Cash Used in Investing Activities	(298,984)	(1,390,820)
Cash Flows From Financing Activities
Principal payments on notes payable	-	(4,675,832)
Principal payments on capitalized lease obligations	(8,666)	(8,815)
Dividend payments on Series C and Series D-1 preferred	(153,855)	(98,774)
Proceeds from revolving credit facility	2,622,271	-
Employee stock purchase plan	12,005	42,767
(Repurchase) Issuance of preferred stock	(286,112)	4,764,296
Proceeds from issuance of common stock	5,419	23,359
Net Cash Provided by Financing Activities	2,191,062	47,001
Net Increase (Decrease) in Cash	2,056,167	(4,607,443)
Cash at Beginning of Period	1,438,146	5,750,038
Cash at End of Period	$3,494,313	$1,142,595

The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Cont'd.
(Unaudited)

Three Months Ended March 31,	2007	2006
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$75,358	$5,283

Noncash Investing and Financing Activities:

During the three months ended March 31, 2007, the Company entered into a capital lease in the amount of approximately $190,000.

During the three months ended March 31, 2007 and 2006 the Company accrued dividends in the amount of $143,762 and $140,740 respectively, for our Series C and Series D-1 Preferred Stock.

During the three months ended March 31, 2007 and 2006, the Company converted $52,871 and $34,416 of employee stock purchase plan contributions into 63,970 and 24,885 shares of common stock, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation

The accompanying consolidated financial statements of SpaceDev, Inc., a Colorado corporation ("the Company") include the accounts of the Company and its subsidiary, Starsys, Inc., a Colorado corporation, and its inactive subsidiaries SpaceDev Oklahoma, an Oklahoma corporation and Dream Chaser, Inc., a Delaware corporation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 2, 2007 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2007 or any future period, and the Company makes no representations related thereto.

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

On January 31, 2006, the Company acquired Starsys Research Corporation, a Colorado corporation. After the merger, the Company maintained its headquarters in California and operating centers in California, Colorado and North Carolina. As a result of the merger, the Company grew from just over 50 employees to over 200. The acquisition of Starsys on January 31, 2006 fundamentally changed the Company’s profile. The merger took place on January 31, 2006 and not January 1, 2006; therefore, the presentation of financial results for the three month period ended March 31, 2007 represents a full quarter of combined results whereas the comparable quarter in 2006 illustrates only a partial quarter of combined results.

2. Accounting Policies

(a) Revenue Recognition

The Company's revenues for the three months ended March 31, 2007 were derived primarily from fixed price contracts and commercial sales of component and subsystem products along with some United States government cost plus fixed fee (CPFF) contracts, which is compared to primarily the same type contracts for February and March 2006 and mainly CPFF contracts during the month of January 2006. On January 31, 2006, the Company acquired Starsys Research Corporation, a Colorado corporation. SpaceDev had revenues for the three months ended March 31, 2006 of approximately $2.9 million. Starsys is a mature operating company with revenues of approximately $5.9 million for the three months ended March 31, 2006, although only approximately $4.3 million were recognized by SpaceDev, since the merger took place on January 31, 2006 and not January 1, 2006; therefore, revenues for the three month period ended March 31, 2007 represents a full quarter of combined results whereas the comparable quarter in 2006 includes only a partial quarter of Starsys operations. Estimated contract profits are taken into earnings in proportion to revenues recorded. Time and material revenues are recognized as services are performed and costs incurred. Certain fixed price contracts were prepared according to the "percentage-of-completion" method of accounting for long-term contracts. The amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method). Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project. Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities. The current accrual for potential losses on existing projects represents approximately $440,000. As projects are completed, the accrual is adjusted as projects move toward completion and more accurate estimates are established. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract. All other selling, general and administrative costs are expensed as incurred.

(b) Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a First-In, First-Out (FIFO) basis, unless required by customer contract to be distributed by specific identification for lot control purposes. Inventory includes raw material inventory, finished goods inventory, and work-in-process inventory

(c) Earnings Per Share

For the three months ended March 31, 2007, options to purchase approximately 12.0 million shares of common stock and warrants to issue approximately 2.4 million shares of common stock were excluded from the computation of diluted earnings per share as the exercise prices of these options and warrants was greater than the market price of the common shares at March 31, 2007. We also excluded the effect of the convertible preferred shares in diluted earning per common share calculation using the "if converted" method. Under that method, the convertible Series C and D-1 Preferred Shares are assumed to be converted into common shares at conversion rates of $1.54 per share and $1.48 per share, respectively. They were excluded from the computation of diluted earnings per share as the conversion price of the Preferred C and D-1 shares was greater than the market price of the common shares at March 31, 2007.

(d) Accounts receivable and allowances for uncollectible accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts and includes costs and estimated earnings in excess of billings on uncompleted contracts which represents approximately $1.0 million and $1.7 million at March 31, 2007 and December 31, 2006, respectively. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected. For the three months ended March 31, 2007 and December 31, 2006, the allowance for uncollectible accounts was approximately $75,000 and $75,000, respectively.

(e)	Estimates

Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Professional fees are billed to customers on a time and materials basis. Time and material revenues are recognized as services are performed and costs incurred.

(f)	Warranty

The Company continually evaluates its estimates and assumptions including those related to warranty obligations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions, and such differences may be material. The Company has estimated its warranty reserve at March 31, 2007 at approximately $275,000.

(g)	Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, will adopt this statement as of January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.

As of the issuance date of these financial statements, the Company had not completed its assessment of potential unrecognized tax benefits. Therefore, the Company has not recorded, nor does it expect to record, any change to retained earnings as a result of the adoption of FIN 48. The Company believes that at January 1, 2007 and March 31, 2007 it had no unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at March 31, 2007.

The tax years 2002 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which it is subject.

3. Long Term Liabilities

a) Building and Deferred Gain.

In January 2003, the Company sold its interest in its Poway, California headquarters facility. The transaction included the sale of the land and building and a deferred gain was recorded. In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities. The Company's then chief executive officer provided a guaranty for the leaseback, for which guaranty is still in place. The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term. The deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten years ending in January 2013. As of March 31, 2007, the deferred gain was $684,087. This amortization is included in the Company's non-operating income/(expenses) and totaled $29,318 for both of the three months ended March 31, 2007 and 2006. On September 14, 2006, the building was sold again; however, the terms and conditions of the lease to the Company remained unchanged.

b) Revolving Credit Facility.

New Revolving Credit Facility. On September 29, 2006, the Company entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”). The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the Facility. The Company borrows against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory. The balance on this revolving credit facility at March 31, 2007 was $3,427,443.

The facility bears interest at a rate equal to prime plus 2%. This rate increases or decreases on the date the Prime Rate adjusts. Interest is payable monthly. Interest is due on the first business day of each month from October 2006 through maturity. The term of the facility is scheduled to end on September 29, 2009. Laurus received 310,009 unregistered shares of the Company’s common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and the expense is being amortized daily over the first year of the note. The Company will issue additional restricted shares of its common stock worth, in the aggregate, $200,000 to Laurus on each anniversary date of the facility, if the facility remains in place. The pricing of these additional shares will be based on the applicable preceding ten business day average trading price.

Laurus agreed that when it can resell the unregistered shares under Rule 144, its resale on any one day cannot exceed 10% of the daily trading volume. Laurus has piggyback registration rights subject to certain underwriters’ restrictions, but will not be entitled to demand registration of any of the shares received under the facility. The facility is not convertible into any class of our securities at any time during its term. In addition, Laurus is strictly prohibited from engaging in any short sales of the Company’s common stock during the term of the facility.

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

The Company paid to certain persons designated by Laurus the amount of $9,500 for legal fees and expenses in structuring the facility, conducting due diligence and escrow fees. In addition, the Company paid a finder’s fee in the amount of $35,000 and paid Laurus a facility fee of 3.5%, or approximately $140,000, of the facility amount, which facility fee is being expensed over the life of the note.

4. Stockholder's Equity - Preferred Stock, Common Stock, Warrants, and Options

Preferred Stock

a) Series C Preferred Stock.

On August 25, 2004, the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Shares"), to Laurus for an aggregate purchase price of $2.5 million or $10.00 per share (the "Stated Value"). The Series C Preferred Shares are convertible into shares of the Company's common stock at a rate of $1.54 per share, and accrue quarterly, cumulative dividends at a rate of 6.85%. As of March 31, 2007 and 2006, the Company declared dividends payable of approximately $42,000 for each of the three month periods to the holders of its Series C preferred stock. These dividends are payable in cash or shares of common stock at the holder's option with the exception that dividends must be paid in shares of common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate. Accrued dividends were paid in cash during 2006 and so far in 2007. On March 31, 2007, accrued but unpaid dividends were approximately $42,000; these accrued dividends were paid in April of 2007. The Series C Preferred Shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed $1.48 per share or (b) the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion exceeds $1.48 per share. The Series C Preferred Shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up. The Series C Preferred Shares have no voting rights, except as required by law.

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.

b) Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tailwind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital, (which has since transferred their preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund). On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5.15 million, or $1,000 per share. As of March 31, 2007, approximately 4,217 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock remain outstanding and approximately 933 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock were repurchased through voluntary amortization or converted to the Company’s common stock. In total, 75 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock were converted into 50,676 shares of the Company's common stock and approximately 858 shares of the Series D-1 Amortizing Convertible Perpetual Preferred Stock have been repaid through voluntary amortization, as provided for in the Agreement. The Company also issued various warrants to these investors as described below. The Company paid cash fees and expenses of $119,209 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction. The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter. As of March 31, 2007, the Company had accrued Series D-1 dividends of approximately $102,000, which were paid in April 2007.

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

Under the purchase agreement, from the date of the effectiveness of the initial registration statement filed pursuant to the registration rights agreement (February 15, 2006), until the one-year anniversary of that date, if: (1) on any trading day during such period the volume weighted average price of the Company's common stock for each of the twenty (20) trading days immediately prior to such date exceeded $1.63; and, (2) the average daily trading volume of the Company's common stock exceeded $100,000 on each of those days, then the Company had the option, subject to a number of additional conditions, to put to the investors "units" at $1,000 per unit for an aggregate purchase price of up to $2.0 million (or a lesser amount to the extent the preferred stock warrants issued at the initial closing of the financing, which are described below, had been exercised to purchase these units). Each "unit" consisted of one share of Series D-1 Preferred Stock and a common stock warrant, which entitled the holders to purchase up to an aggregate of 440,829 shares of common stock at an exercise price of $1.51 and otherwise had the same terms as the warrants described in the following paragraph. The right of the Company to “put” these units to the investors expired on February 15, 2007, without exercise.

The Company also issued certain other warrants to the Series D-1 investors at the closing (the "preferred stock warrants"). These warrants entitled the holder to purchase an aggregate number of 2,000 "units", which are identical to the "units" described above, at an exercise price of $1,000 per unit. The preferred stock warrants were exercisable from the effective date (i.e., February 15, 2006) until the one-year anniversary of that date. If any units subject to the preferred stock warrants remained unsold after (1) their expiration date and (2) the exercise of the Company's put option, if applicable, and any holder of a preferred stock warrant issued in the financing had exercised the warrant in full, then the preferred stock warrant would supplementally grant that holder the right to purchase 440,829 shares of common stock, times the number of "units" which the holder's preferred stock warrant initially overlaid, with a strike price of $1.51 per share, and the warrant, as so supplemented, would have had a five year term from January 12, 2006 to January 11, 2011. The preferred stock warrants expired on February 15, 2007, without exercise.

The purchase agreement contains a number of covenants by the Company, which include:

•	A grant of preemptive rights to the investors to participate in future financings, which rights expired on January 12, 2007;

•
An agreement not to effect any transaction involving the issuance of securities convertible, exercisable or exchangeable for the Company's common stock at a price or rate per share which floats (i.e., which may change over time), without the consent of a majority of the Series D-1 preferred stockholders, so long as any shares of Series D-1 Preferred Stock are outstanding, subject to certain conditions.

In connection with this financing, Laurus consented to and waived certain contractual rights. The Company paid Laurus Capital Management, L.L.C., and the manager of Laurus Master Fund, an amount of $87,000 in connection with Laurus' delivery of the consent and waiver, and paid $1,000 to Laurus' counsel for their related fees.

c) Common Stock Options

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under APB 25. For the three months ended March 31, 2007 and 2006, the Company expensed approximately $105,000 and $91,000 of stock option expenses due to SFAS 123(R). The Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method. Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 5.0%, expected volatility ranged from 86% to 97% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.

5. Goodwill

On January 31, 2006, the Company completed the acquisition of Starsys Research Corporation by reverse triangular merger. The merger agreement was dated October 24, 2005 and amended on December 7, 2005 and January 31, 2006.

The following is a schedule of the goodwill incurred in the Starsys acquisition.

Starsys Research Total Assets	$(7,851,494)
Starsys Research Total Liabilities	13,054,140
Cash to Starsys Stockholders	410,791
Equity to Starsys Stockholders	5,576,846
Fees Associated with Acquisition	1,056,079
Total Goodwill	$12,246,362

In 2006, the Company reduced its Goodwill from approximately $12.2 million to approximately $11.2 million by identifying approximately $1.0 million in fixed assets and intangible assets, which are being amortized over their estimated useful lives. The weighted average amortization period for these intangible assets is approximately 10 years. Starsys shareholders received approximately $411,000 in cash and approximately 3.8 million shares of the Company's common stock at the consummation of the merger. The Company also paid approximately $705,000 in Starsys transaction expenses connected to the merger, and reclassified from Other Assets to Investment in Subsidiaries approximately $500,000 in certain legal and accounting expenses incurred during the merger. In addition, the Company recognized approximately $350,000 of deferred tax liability associated with the acquisition of intangible assets.

On September 8, 2005, the Company made a secured loan in the principal amount of $1.2 million to Starsys Research Corporation. The loan accrued interest at 8% per annum and matured on January 31, 2006 upon the closing of the acquisition. No principal or interest payments were made before maturity. The loan was secured by a security interest in all of the assets of Starsys, subject to an intercreditor agreement with Vectra Bank. In addition, Starsys had agreed to pay the Company a placement agent fee and to reimburse the Company expenses in the aggregate amount of $120,000. The principle amount as well as the other amounts listed above, were forgiven at the closing of the merger.

Following the merger, the pre-merger Starsys shareholders were potentially entitled to receive additional performance consideration, based on the achievement by the Starsys business of specific financial performance criteria for fiscal years 2005, 2006 and 2007. This consideration could have originally consisted of up to an aggregate of $1,050,000 in cash and shares of the Company's common stock valued at up to $18 million, subject to reduction for some merger related expenses and to escrow arrangements, as follows:

For the fiscal year ended December 31, 2005, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $3.0 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ended December 31, 2005, but not less than $2.00 per share. This portion of the additional performance consideration was not earned;

For the fiscal year ended December 31, 2006, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ended December 31, 2006, but not less than $2.50 per share. This portion of the additional performance consideration was not earned; and,

For the fiscal year ending December 31, 2007, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ending December 31, 2007, but not less than $3.00 per share. This portion of the additional performance consideration will be determined in early 2008. If this amount is earned, goodwill may be adjusted.

Starsys shareholders may be entitled to receive additional performance consideration for a particular fiscal year if the Company breaches specified covenants of the merger agreement and is unable to cure the breach within the applicable cure period set forth in the merger agreement.

Approximately one-half of the shares issued to Starsys shareholders at the closing have been placed in escrow to satisfy any indemnification obligations of Starsys shareholders under the merger agreement and to pay reasonable expenses of the shareholder agent. The indemnification escrow will last until the audited financial statements prepared for the Starsys business for the fiscal year ending December 31, 2006 have been reviewed.

6. Other Assets

a) Other Current Assets

Other current assets consist of a variety of prepaid and other cash advances for items which are expected to occur within the next year. The following is a listing of items that constitute the Company’s other current assets at March 31, 2007.

Other Current Assets - March 31,	2007
Prepaid:
Financing Fees	$317,351
Computer & Software	110,873
Rent	13,190
Insurance	75,196
Taxes	16,320
Other Accruals	491,738
Total Other Current Assets	$1,024,667

b) Other Assets

Other assets consist of prepaid and other cash advances for items which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at March 31, 2007.

Other Assets - March 31,	2007
Prepaid Rent	$188,130
Deposits	544,969
Total Other Assets	$733,099

7. New Accounting Pronouncements

There were no recent Accounting Pronouncements that affected the Company during the three months ended March 31, 2007. For past pronouncements, please refer the Company's Form 10-KSB filed on April 2, 2007.

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

The unaudited pro forma combined statement of operations for the year ended December 31, 2006 combines SpaceDev's historical statement of operations for the year ended December 31, 2006 with the Starsys historical statement of operations for the year ended December 31, 2006 assuming the merger took place on January 1, 2006. The unaudited pro forma combined statements of operations should be read in conjunction with the related notes included in this Form 10-QSB and the consolidated audited financial statements of SpaceDev. The unaudited pro forma combined statements of operations are not necessarily indicative of what the actual results of operations and financial position would have been had the merger taken place on January 1 of each period presented and do not indicate future results of operations.

SpaceDev, Inc. and Subsidiaries
Pro Forma Combined Consolidating and Consolidated Statement of Operations
(Unaudited)

March 31, 2006
	SpaceDev	Starsys	Pro Forma Adjustments	Pro Forma
Net Sales	$2,889,592	$5,920,870	$(51,345)	$8,759,117
Cost of sales	2,097,469	4,443,218	-	6,540,687
Gross Margin	792,123	1,477,652	(51,345)	2,218,430
Operating Expenses
Marketing and sales expense	497,614	265,300	(51,345)	711,569
Research and development	67,412	9,082	-	76,494
General and administrative	364,718	1,176,493	-	1,541,211
Total Operating Expenses	929,744	1,450,875	(51,345)	2,329,274
Income/(Loss) from Operations	(137,621)	26,777	-	(110,844)
Non-Operating Income/(Expense)
Interest income	33,615	28,306	-	61,921
Interest expense	(110)	(27,656)	-	(27,766)
Gain on building sale	29,318	-	-	29,318
Total Non-Operating Income/(Expense)	62,823	650	-	63,473
Income/(Loss) Before Income Taxes	(74,798)	27,427	-	(47,371)
Income tax provision	4,200	35	-	4,235
Net Income/(Loss)	$(78,998)	$27,392	$-	(51,606)
Net Income/(Loss) Per Share:
Net Income/(Loss)	$(0.00)	$0.05	$-	$(0.00)
Shares Outstanding	28,710,496	520,000	(520,000)	28,710,496

9. Subsequent Events

On April 12, 2007, the Company finalized a contract modification to its Task Order IV with the Missile Defense Agency. The main content of the change was to: 1) extend the period of performance from June 15, 2007 to September 30, 2007; 2) increase the funding ceiling from approximately $4.5 million to approximately $9.0 million; 3) provide approximately $1.6 million in funding toward the increased ceiling; and, 4) change the statement of work to reflect the delivery of one microsatellite by September 30, 2007.

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

Overview

SpaceDev, Inc., including our wholly-owned subsidiary, Starsys, Inc., which was acquired by us on January 31, 2006, (the "Company," "SpaceDev," "we," "us" or "our") is engaged in the conception, design, development, manufacture, integration, sale, and operation of space technology systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft. We are currently focused on the commercial and military development of (a) low-cost small satellites and related subsystems, (b) hybrid rocket propulsion for space and launch vehicles, and (c) subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.

During the first quarter of 2007, approximately 84% of our net sales were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 16% was generated from commercial contracts. During the same period in 2006, approximately 92% of our net sales were generated from direct government contracts and from government-related work through subcontracts with others, while the remaining 8% was generated from commercial contracts. We will continue to seek both government and commercial business and anticipate that net sales from government sources will continue to represent in excess of 80% of our business' net sales for the next several years Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services. Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.

During the first quarter of 2007 we submitted approximately 60 bids for government or commercial programs and continued our work with the United States Congress to identify directed funding for our programs. We continue to execute on our core government contracts as well as look for new opportunities inside and outside of our core customer base. Our government customers include but are not limited to the Missile Defense Agency, the Air Force Research Laboratory, NASA, and the U.S. Army. Our government related work customers include but are not limited to General Dynamics, Northrop Grumman and Raytheon. Commercial customers include but are not limited to Lockheed Martin and Sumitomo.

Financing

New Revolving Credit Facility.

On September 29, 2006, we entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”). The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the facility. We are allowed to borrow against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or, (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory. The balance on this revolving credit facility at March 31, 2007 was approximately $3.4 million.

The facility bears interest at a rate equal to prime plus 2% and is payable monthly. The rate will be increased or decreased on the date the Prime Rate is adjusted. Interest is due on the first business day of each month through maturity. The term of the facility is scheduled to end on September 29, 2009. Laurus received 310,009 unregistered shares of our common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and the expense is being amortized daily over the first year of the note. We will issue additional restricted shares of our common stock worth, in the aggregate, $200,000 to Laurus on each anniversary date of the facility, if the facility remains in place. The pricing of these additional shares will be based on the applicable preceding ten business day average trading price. The facility is not convertible into any class of our securities.

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

Series D-1 Amortizing Convertible Perpetual Preferred Stock.

In January 2006, we entered into a securities purchase agreement, which we refer to as the 2006 purchase agreement, with a limited number of institutional accredited investors, led by Omicron Capital. On January 13, 2006, we issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, which we refer to as Series D-1 Preferred Stock, for an aggregate purchase price of $5,150,000, or $1,000 per share. We also issued various warrants to these investors under the 2006 purchase agreement. We used the proceeds from this transaction to finance the Starsys acquisition in early 2006

Selection of Significant Contracts

In June 2002, Starsys was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  In addition to eight flight unit deliveries per spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007.  We acquired Starsys on January 31, 2006. Revenues generated from this contract from February 1, 2006 through March 31, 2007 totaled approximately $3.5 million. We experienced significant cost overruns on this contract.  Before our merger with Starsys, the contract was modified to add an additional $1.7 million.  In late 2006 and early 2007, after our merger with Starsys, we negotiated contract modifications in both the timing of payments and in the amount of additional contract consideration of up to $1.0 million based on the achievement of specific milestones. Of the additional possible $1.0 million, we achieved milestones entitling us to the majority, and possibly all, of the incentive payments, which will partially mitigate the impact of significant cost, scope and requirements changes and overruns. Most of the $1.0 million has been recognized as revenue since the program is 95% complete as of March 31, 2007.

In March 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency. The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology. This overall contract is proceeding under a phased approach. The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, completed in September 2004, and resulted in a general mission and microsatellite design. The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006. Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006. Task Order III, the first of several task orders expected during the third phase, was awarded to us in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and ran through June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006. Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007. On April 12, 2007, we finalized a contract modification to Task Order IV with the Missile Defense Agency.  The main content of the change was to: 1) extend the period of performance from June 15, 2007 to September 30, 2007; 2) increase the funding ceiling from approximately $4.5 million to approximately $9.0 million; 3) provide approximately $1.6 million in funding toward the increased ceiling; and 4) change the statement of work to reflect the delivery of one microsatellite by September 30, 2007. We are currently working with the Missile Defense Agency and other government agencies for additional funding support of our microsatellite distributed sensing experiment. Government contract funds from the Missile Defense Agency will expire at the end of the current government fiscal year. It is uncertain whether additional funding by the Missile Defense Agency will be available. It is possible that another government agency may fund the program or co-fund the program; however, there can be no assurance that funding will be available. (See Risk Factors: “Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded” and “A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process. In addition, many of our contracts can be terminated by the customer”). We recognized approximately $18.1 million in revenue under this contract from inception through March 31, 2007.

In January 2005, Starsys was awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor (APS), Scan Mirror Motor/Encoder Assembly (SMMA). The APS instrument is slated to fly on the NASA Glory climate monitoring satellite mission. The APS is also a prime candidate for a secondary payload on National Polar-Orbiting Operational Environmental Satellite System. The SMMA consists of a Starsys designed low ripple, precision brushless DC motor and optical encoder assembly. The program consists of a development unit, engineering unit, qualification / life test unit, and flight units. This contract was awarded as a cost plus fixed fee contract at a value of $2.5 million. In July 2006, the contract was modified to add approximately $2.5 million with incremental funding and extend to March 2009. Revenues from February 1, 2006, our acquisition date of Starsys through March 31, 2007 totaled approximately $2.4 million.

In October 2005, Starsys was awarded a contract from General Dynamics C4 Systems to design and deliver an antenna pointing gimbal and control electronics for the GeoEye-1 program. The contract, valued at $2.0 million, was awarded and work has already begun on the antenna in anticipation of an on-time delivery to General Dynamics. The GeoEye-1 program is a next-generation, high-resolution commercial remote-sensing satellite scheduled for launch in 2007. The Starsys antenna control system is uniquely designed to operate by greatly reducing motion, of the GeoEye-1 spacecraft while pictures are being taken and data is simultaneously transmitted to earth ground stations, through incorporation of a low disturbance designed micro-stepping actuator and actuator drive electronics (Quiet Array Drive). Revenues from February 1, 2006, our acquisition date of Starsys through March 31, 2007 totaled approximately $1.88 million.

In February 2006, we were awarded two deployable boom technology contracts for advance research and development of a self-deployed articulated boom for approximately $950,000 and a jack screw deployed boom for approximately $1.5 million by the Air Force Research Laboratory (AFRL). We recognized the entire approximately $1.5 million in revenue under this contract from inception through March 31, 2007.

In June 2006, we were awarded a firm fixed price contract from Lockheed Martin Commercial Space Systems for the design and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System. The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies. Options are included for additional gimbals supporting three additional spacecraft. The contract will include the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals and solar array deployment hinges Starsys has previously provided for the A-2100 bus. The contract value for the initial award was $1.8 million; however, if all options are exercised, the total contract value would exceed $6.0 million. We recognized approximately $1.0 million in revenue under this contract from inception through March 31, 2007.

In August 2006, we were awarded a government firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter (LRO) program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.3 million.  The LRO mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program.  The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanism to align the downlink antenna for communication with earth.  We are to provide these actuators for the spacecraft along with the electronics to control them. A total of seven actuators and five control electronics assemblies will be delivered under the contract.  We recognized approximately $2.6 million in revenue under this contract from inception through March 31, 2007.

In October 2006, we were awarded a $330,000 Phase I study contract from Benson Space Company to further the SpaceDev Dream Chaser™ spaceship program. This was a related party contract, because the principal of Benson Space Company is our founder and director, James W. Benson. The study was intended to contribute to the on-going development of the spaceship and to result in space vehicle and rocket motor designs ready for Phase II vehicle fabrication and testing. The SpaceDev Dream Chaser™ spaceship is based on NASA’s design of the ten passenger orbital HL-20 Personnel Launch System, and will launch vertically and land horizontally. We recognized approximately $325,000 in revenue under this contract from inception through March 31, 2007.

In January 2007, in partnership with the University of Colorado Laboratory for Space Physics, we were awarded a $750,000 contract from the Missile Defense Agency to design and develop a non-sticking cover seal system for the Exo-atmospheric Kill Vehicle program, which is the kill vehicle component of the Ground Based Interceptor (the weapon element of the Ground-based Midcourse Defense System program). The contract was awarded under the Small Business Technology Transfer Program that provides research funding for partnerships between industry and non-profit research institutions. The program is scheduled to complete in 2008 and is an extension of a Phase 1 program completed in 2006. We recognized approximately $457,000 in revenue under this contract from inception through March 31, 2007.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission. We will develop and deliver electromechanical Descent Brake dampers. The contract period of performance is approximately 18 months. NASA’s Mars Science Laboratory mission will deliver an 1800 pound rover to the surface of Mars in 2010. Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25 feet long bridle cord. A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface. We recognized approximately $137,000 in revenue under this contract from inception through March 31, 2007.

Results of Operations

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations. Also, please note that the presentation of financial results for the three month periods ended March 31, 2007 represents a full quarter of combined (historical SpaceDev + Starsys) results whereas the comparable quarter in 2006 illustrates only approximately two months of combined results (i.e., February 2006 and March 2006) plus one month (January 2006) with only historical SpaceDev results.

Three months Ended March 31, 2007 -vs.- Three months Ended March 31, 2006

During the three months ended March 31, 2007, we had net sales of approximately $9.1 million as compared to net sales of approximately $7.2 million for the same three month period in 2006. Sales increased primarily due to our acquisition of Starsys on January 31, 2006. On a pro forma basis, as if SpaceDev and Starsys had been together since January 1, 2006, revenues would have been approximately $8.8 million for the three months ended March 31, 2006. Therefore, the increase in revenues was mainly due to the timing of the merger combined with execution on certain SpaceDev and Starsys programs. Revenue for the three months ended March 31, 2007 from government and government related work was approximately $7.6 million and revenue from commercial customers was approximately $1.5 million. In comparison, in the three months ended March 31, 2006, revenue from government and government related work was approximately $6.5 million and revenue from commercial customers was approximately $0.7 million.

For the three months ended March 31, 2007, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $7.0 million, or 76.9% of net sales, as compared to approximately $5.3 million, or 73.4% of net sales, during the same period in 2006. The increase in cost of sales is primarily related to higher revenues overall combined with our efforts to conclude loss generating fixed price development contracts. We also incurred additional facility costs in the form of rental on two Colorado facilities for two months and other costs related to moving our Boulder operation to Louisville, CO. We continue to focus efforts on managing our growth including but not limited to recruiting new talented engineers, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

We experienced a slight increase of approximately $87,000 in operating expenses for the three month period ended March 31, 2007, compared to the same period in 2006; however, the three month period in 2006 only included two months of the Starsys operating expenses. Total operating expenses as a percentage of net sales improved significantly from 27.3% for the three months ended March 31, 2006 to 20.6% for the three months ended March 31, 2007. The improvement was mainly due to our efforts in streamlining certain business management functions within our combined company. Although our efforts continue in this area, we have begun to see some tangible improvements.

•
General and administrative expenses increased approximately $13,000 from approximately $1.23 million, or 17.2% of net sales, for the three months ended March 31, 2006 to approximately $1.24 million, or 13.7% of net sales, for the same three month period in 2007. The approximate $13,000 increase can be attributed mainly to the three month period in 2007 including three months of Starsys general and administrative expenses versus only two months of these costs in 2006. On a pro forma basis, general and administrative expenses declined from approximately $1.54 million to approximately $1.24 million for the three month period ended March 31, 2006 and 2007, respectively.

•
Research and development expenses decreased to approximately $39,000, or 0.4% of net sales, for the three months ended March 31, 2007, from approximately $82,000, or 1.1% of net sales, during the same period in 2006. The primary reason was that James W. Benson resigned as our Chief Technology Officer at the end of the third quarter of 2006 and was not replaced.

•
Marketing and sales expenses decreased to approximately $587,000, or 6.5% of net sales, for the three months ended March 31, 2007, from approximately $644,000, or 9.0% of net sales, during the same period in 2006. The total dollar decrease of approximately $57,000 was mainly due to the non-repetition in 2007 of certain 2006 marketing and sales costs, particularly related to bidding a number of proposals, including the NASA COTS proposal, which started in early 2006.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method. Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility ranged from 86.7% to 90.8% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted. The total expense for the three months ended March 31, 2007 and 2006 was approximately $105,000 and $91,000, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses. Non-operating gain and income exceeded non-operating expenses beginning in 2005, and since then, we have recorded non-operating income.

•
Interest expense and loan fees for the three months ended March 31, 2007 and 2006 was approximately $75,000 and $5,000, respectively. The increase was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not borrow any significant amount during the same period in 2006. We generated interest and other income in the three months ended March 31, 2007 and 2006 of approximately $21,000 and $34,000, respectively, due to lower cash balances in 2007.

•
We recognized approximately $29,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the three month periods ended March 31, 2007 and 2006, and we will continue to amortize the remaining deferred gain of approximately $684,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

•
We recorded non-cash loan fees related to our revolving credit facility of approximately $86,000 for the three month period ended March 31, 2007. The expense was due to the issuance of 310,009 shares of our common stock, valued at $350,000, to Laurus in September 2006 under the terms of the new revolving credit facility; we are amortizing this expense over the life of the credit facility. We will continue to expense the remaining $174,000 through September 2007. If the facility is still in place then, we must issue another $200,000 of shares to Laurus

During the three months ended March 31, 2007 we generated net income of approximately $109,000, or 1.2% of net sales, despite recognizing approximately $105,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $7,000, or 0.1% of net sales, for the same three month period in 2006. During the three months ended March 31, 2007, we incurred a positive EBITDA of approximately $642,000, or 7.1% of net sales, compared to a EBITDA of approximately $192,000, or 2.7% of net sales, for the three months ended March 31, 2006.

EBITDA is a non-GAAP measure because not every company defines EBITDA in the same way, our EBITDA figures may not be fully comparable to those reported by other companies. We define EBITDA as net income before interest, taxes, depreciation, amortization, stock option expense, and gain on out 2003 building sale.

The following table reconciles EBITDA to net income for the three months ended March 31, 2007 and 2006, respectively:

For the three months ended	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited )
Net Income	$109,263	$7,017
Interest Income	(20,956)	(33,615)
Interest Expense	75,358	5,283
Non-Cash Loan Fee	86,301	-
Provision for Income Taxes	800	4,235
Depreciation and Amortization	316,238	147,370
Stock Option Expense	104,619	90,701
Gain on Building Sale	(29,318)	(29,318)
EBITDA	$642,305	$191,673

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

On January 1, 2006, we adopted SFAS 123(R), which requires companies to measure an equity instrument based on the grant-date fair value of the award and expense the value. We use the Black-Scholes pricing model to determine the fair value of our options on the measurement date. The cost is recognized over the requisite period (usually the vesting period). During the first three months of 2007 and 2006 we had stock option expense of approximately $105,000 and $91,000 related to stock option awards, repectively. Without the adoption of SFAS 123(R), our operating income, net income and net income per share would have been increased to the pro forma non-GAAP amounts indicated below:

	Three Months Ended
March 31,	2007	%	2006	%
GAAP Operating Income/(Loss)	$221,448	2.4%	$(46,398)	-0.6%
SFAS 123(R) stock -based compensation	104,619	1.2%	90,701	1.3%
Non-GAAP Operating Income/(Loss)	326,067	3.6%	44,303	0.6%
Non-Operating Income/(Expense)
Interest and other income	20,956	0.2%	33,615	0.5%
Interest expense and loan fee	(75,358)	-0.8%	(5,283)	-0.1%
Gain on building sale	29,318	0.3%	29,318	0.4%
Non-cash loan fee	(86,301)	-1.0%	-	0.0%
Total Non-Operating Income/(Expense)	(111,385)	-1.2%	57,650	0.8%
Non-GAAP Net Income Before Taxes	$214,682	2.4%	$101,953	1.4%
Income tax provision	800	0.0%	4,235	0.1%
Non-GAAP Net Income	$213,882	2.4%	$97,718	1.4%
Non-GAAP Net Income	213,882		97,718
Less Preferred Dividend Payments	(143,762)		(140,740)
Adjusted Net Income/(Loss) for EPS Calculation	70,120		(43,022)
Non-GAAP Net Income Per Share	$0.00		$(0.00)
Weighted-Average Shares Outstanding	29,570,306		27,276,451
Fully Diluted Non-GAAP Net Income Per Share:	$0.00		$(0.00)
Fully Diluted Weighted-Average Shares Outstanding Used in EPS Calculation	29,758,778		27,276,451

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

Liquidity and Capital Resources

Cash Flows for Three months Ended March 31, 2007 -vs.- Three months Ended March 31, 2006

Net increase in cash during the three months ended March 31, 2007 was approximately $2.1 million compared to a cash decrease of $4.6 million for the same three month period in 2006, primarily due to advances on our revolving credit facility. Net cash provided by operating activities totaled approximately $164,000 for the three months ended March 31, 2007, an increase of approximately $3.4 million, as compared to approximately $3.3 million used in operating activities during the same three month period in 2006. The increase was primarily due to our one-time need to use our cash resources to pay accounts payable and fund accounts receivable related to the acquisition of Starsys in 2006.

Net cash used in investing activities totaled approximately $299,000 for the three months ended March 31, 2007, compared to approximately $1.4 million used in investing activities during the same three month period in 2006. Although purchases of fixed assets remained relatively level, the decrease in cash used in investing activities is primarily due to no acquisition-specific expenses this year compared to funding capital acquisition costs associated with the Starsys merger last year.

Net cash provided by financing activities totaled approximately $2.2 million for the three months ended March 31, 2007, which is an increase of over $2.0 million from approximately $47,000 provided by financing activities during the same three months in 2006. This is primarily attributable to our new revolving credit facility that we opened in late 2006 which provided over $2.6 million in cash during the first three months of 2007. In the 2006 period we raised approximately $4.8 million net in our Series D-1 preferred stock financing but spent almost all of it on the Starsys merger.

At March 31, 2007, our cash, which included cash reserves and cash available for investment, was approximately $3.5 million, as compared to approximately $1.1 million at March 31, 2006, a increase of approximately $2.4 million. At March 31, 2007, our working capital ratio was 1.1:1 versus a working capital ratio of 1.2:1 for the same period in 2006. A working capital ratio of 1:1 means that current assets are sufficient to cover all current liabilities.

As of March 31, 2007, our backlog of funded and non-funded business was approximately $22 million, compared to approximately $20 million as of December 31, 2006 and compared to $37 million as of March 31, 2006.

As of March 31, 2007 there has been no material changes in the Company's utilization of net operating carryforwards or effective tax rate from those reported in our form 10-KSB annual report filed on April 2, 2007.  Pursuant to Internal Revenue Code Section 382 and 383, our use of net operating loss and credit carry forwards may be limited as a result of the cumulative changes in the ownership of more than 50% over a three year period.

Our ability to increase cash generation from operations and thereby avoid a necessity to need to raise additional capital depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) our ability to continue to effectively integrate operations with Starsys, manage the uncertainties in the government budgeting process, implement cost controls and limit the possibility of further cost overruns on fixed-price contracts, and generate substantial new revenue from customers, including but not limited to, the Missile Defense Agency.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants and vesting of employee stock options beginning January 1, 2006, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123(R) became effective January 1, 2006 for calendar year companies. Accordingly, we implemented the revised standard in the first quarter of 2006. (See Note 4 to our Consolidated Financial Statements.)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, will adopt this statement as of January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.

As of the issuance date of these financial statements, the Company had not completed its assessment of potential unrecognized tax benefits. Therefore, the Company has not recorded, nor does it expect to record, any change to retained earnings as a result of the adoption of FIN 48. The Company believes that at January 1, 2007 and March 31, 2007 it had no unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at March 31, 2007.

The tax years 2002 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which it is subject.

Recent Accounting Pronouncements

There were no recent Accounting Pronouncements that affected the Company during the first quarter of 2007. For past pronouncements, please refer to our Form 10-KSB filed on April 2, 2007.

Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

Risks Related to our Company

We have experienced losses from operations in prior periods and have been required to seek additional financing to support our businesses.

In prior years, both SpaceDev and Starsys have experienced operating losses and, in some periods, revenues from operations have not been sufficient to fund our respective operations. On a pro forma basis, our combined company would have had revenue of approximately $34.1 million, $27 million and $23 million, and a net loss from operations of approximately $1.0 million, $2.9 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, assuming the merger had occurred on January 1, 2004. On a pro forma basis, our combined company would have had revenue of approximately $8.8 million, and a net loss from operations of approximately $111,000 for the three months ended March 31, 2006 compared to our actual revenue of $9.0 and net income from operations of approximately $121,000 for the three months ended March 31, 2007. The success of our combined companies depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to price fixed-price contracts accurately, to attract and successfully complete additional government and commercial contracts, and possibly to obtain additional financing. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

If we are unable to raise capital, we may be unable to fund operating cash shortfalls and future growth opportunities.

In the past, both SpaceDev and Starsys have relied upon cash from financing activities to fund part of the cash requirements of our respective businesses. Although we are currently generating a modest amount of cash from operations, we may need additional financing to fund our projected operations or expansion plans (including acquisitions). Additional financing may not be available to us on acceptable terms, or at all. Any financing may cause additional dilution to existing shareholders. Any debt financing or other issuance of securities senior to common stock likely will include financial and other covenants that will restrict our operating flexibility and our ability to pay dividends to common shareholders.

Our size tends to limit our business opportunities.

Unless we attain a meaningful larger size of revenue and capabilities, our ability to compete successfully for a large amount of desirable business may be limited because customers perceive that larger supplies are more dependable and stable. Yet, if we cannot win such business, it may be difficult for us to rapidly grow our business through organic growth. Prime contracts in our industry may be large in dollar amount and critical to national interests. As a practical matter, smaller companies are at a disadvantage when competing to be awarded such large contracts as the prime contractor, due to customer perception that larger companies might be more stable. For this purpose, we would currently be considered a "smaller company."

Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded.

Some of our government contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason.  Accordingly, the entire contract amount may not be realized by us.  In the event that subsequent phases of some of our government contracts, including but not limited to the Missile Defense Agency contract, are not awarded to us, or if they are awarded to us but not fully funded, it could have a material adverse effect on our financial position and results of operations.  Task Order IV of our Missile Defense Agency contract was modified to extend the period of performance to September 30, 2007 and increase the task order ceiling from approximately $4.5 million to approximately $9.0 million.  If this funding is not realized or increased further, we will have garnered a total of only about $23 million of the $43 million potentially available under the contract.  We were informed in 2005 that the Missile Defense Agency had re-routed the laser communications experiment to another program and that they would not be exercising their option for the additional microsats at that time; however, the contract vehicle remained at $43 million and the Missile Defense Agency has authority to substitute other work within this contract vehicle if it wishes to.  The Missile Defense Agency has indicated that it may reduce or eliminate funding for the program in GFY 2008 due to government budget allocations and reductions. We are working with the Missile Defense Agency and other government agencies who may be interested in our microsat program both in addition to, and possibly in place of, the Missile Defense Agency program since there can be no assurances that our discussions with the Missile Defense Agency will be fruitful or that any additional task orders will be awarded in the future or that task order funding will be available.

We provide our products and services primarily through fixed-price and cost plus fixed fee contracts. Starsys has experienced significant losses on fixed-price contracts, especially those requiring product development. Cost overruns may result in further losses and, if significant, could impair our liquidity position.

Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts, unless we can obtain voluntary relief from our customer, which relief (or additional consideration) cannot be assured. Although we have taken significant steps to try to limit our risk on fixed price contracts going forward, Starsys has experienced significant cost overruns on development projects under fixed-price contracts, resulting in estimated losses on contracts before application of any reserves of approximately $2.9 million for Starsys’ fiscal 2005 and approximately $1.7 million for the twelve months ended December 31, 2006. As of March 31, 2007, we retained reserves of approximately $0.4 million for potential risks on development projects, which had begun prior to the merger in January 2006.

As a particular example, Starsys experienced significant cost overruns throughout 2006 on a sizable subcontract with Northrop Grumman Space Technology. In early 2007, we were successful in negotiating with our customer for a contract modification based on performance incentives. Since we were successful in achieving our performance targets, we defrayed some of our cost overruns. Any ongoing significant overruns could materially impair our liquidity and operations.

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

To mitigate risks of this kind, we have made a business decision to limit new fixed-price development contracts and offer our customers alternative contract structures that better protect us. This decision could limit our ability to obtain new fixed-price business, which has the potential for significant profitablity.

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

We do not believe that the anticipated benefits of the merger were fully realized in the first year. We believe the market price of our common stock may have declined, in part, due to this. We will not meet the expectations of investors and financial or industry analysts if:
•	the integration of the two companies is unsuccessful;
•	the costs of or operational difficulties arising from the merger are greater than anticipated;
•	the combined financial results are not consistent with expectations;
•	the anticipated operating and product synergies of the merger are not realized; or,
•	the fixed price development contracts acquired in the merger continue to incur major cost overruns or remains unprofitable for other reasons.

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

We have relocated to a new Colorado facility and are planning to relocate our North Carolina facility in the second quarter of 2007.

The move of our Boulder, Colorado and Durham, North Carolina operations to new and larger nearby facilities in the first half of 2007 may be time consuming and expensive and may disrupt our operations. In addition, we may not achieve anticipated efficiencies or other operational benefits of the moves.  Although the Colorado move is essentially complete, we may still encounter difficulties, costs, and delays involved in recertifying our equipment, reestablishing network and communication capabilities, or other required operating essentials.  Failure for us to successfully manage the facility moves could damage relationships with our customers, divert management attention from other ongoing business opportunities, cause additional and unexpected program delays, and create additional costs and inefficiencies in personnel productivity.  Moreover, if our business does not develop as expected the new facilities may be larger than what we require, resulting in rent payments for some unneeded space.  Our rental costs at the new facilities will be approximately 65% higher than we had paid at the prior facilities.

A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by the customer.

Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts.  Government budgets (both in general and as to space and defense projects) are subject to the prevailing political climate, which is subject to change at any time.  Additionally, awarded contracts could be altered or terminated before we recognize our projected revenue. Many contracts are awarded in phases where future phases are not guaranteed to us.  For example, in our Missile Defense Agency contract, if Task Order IV of our Missile Defense Agency contract, which is currently funded for approximately $9.0 million, is not increased and we are not awarded any further task orders, we will have garnered a total of only about $23 million of the $43 million potentially available under the contract.  The MDA has indicated that it may reduce or eliminate funding for the program in GFY 2008 due to government budget allocations and reductions.  We are currently in discussions with the Missile Defense Agency and others to extend funding on the fourth phase of our distributed sensing experiment, which is the fabrication, integration and test phase of the program.  The Missile Defense Agency recently extended the end time of Task Order IV from March 1, 2007 to June 15, 2007 and then again to September 30, 2007. We are also working with the Missile Defense Agency and other government agencies who may be interested in our microsat program both in addition to, and possibly in place of, the Missile Defense Agency program since there can be no assurances that our discussions with the MDA will be fruitful or that any additional task orders will be awarded in the future, or that task order funding will be available.

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

As of March 31, 2007, we are obligated to issue 6,884,613 shares of our common stock, of which 2,422,137 are represented by outstanding warrants and 4,462,476 could be converted from our outstanding preferred stock.  We would however, obtain a significant amount of cash from the exercise of the outstanding warrants. In addition, as of March 31, 2007, we had outstanding stock options to purchase an aggregate of 12,008,897 shares of our common stock, of which 9,699,405 are currently vested.  The total number of shares, issuable upon the exercise or conversion of currently vested warrants, options and preferred stock (16,584,017 shares) represents approximately 56% of our issued and outstanding shares of common stock as of March 31, 2007.

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

Many of our products and technologies are currently in various stages of development. Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability. Additionally, the final cost of development cannot be determined until development is complete. Most of our development work is in fact performed under contracts from our customers. In the past, we have contracted to execute development programs under fixed price contracts. Under these contracts, even if our costs begin to exceed the amount to be paid by the customer under the contract, we are required to complete the contract without receiving any additional payments from our customer. It is difficult to predict accurately the total cost of executing these programs. If the costs to complete these programs significantly exceed the payments from our customers under the contracts, our results of operations will be harmed. These contracts are inherently risky, and in the past have had material adverse affects to us. We intend to reduce significantly our acceptance of this sort of contract. This may limit our opportunity to develop products at a customer's expense.

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

The marketplace for our technology and products is highly uncertain, especially in the historic SpaceDev business.

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

Historically, we have used vesting stock options to enhance our ability to retain key personnel. If the employee leaves us before the vesting period has been completed, the employee must forfeit any unvested portion of the stock options. In December 2005, in order to avoid adverse financial reporting effects in future years under SFAS 123(R) new accounting standard, we eliminated all future vesting requirements on all of our 8,031,036 stock options, then outstanding and in the hands of employees, officers, and directors. To the extent the vesting requirement was operating as a retention device, the elimination of the vesting requirements eliminated the retention benefit. We continue to use vesting stock options as an incentive; however, as a result of SFAS 123(R) and other issues, the number of options being granted has been reduced.

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

We are subject to substantial regulation, some of which prohibits us from selling internationally. Any failure to comply with existing regulations, or increased levels of regulation, could have a material adverse effect on us.

Our business activities are subject to substantial regulation by various agencies and departments of the United States government and, in certain circumstances, the governments of other countries. Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations, or "ITAR." Exports of our products, services, and technical information require Technical Assistance Agreements, manufacturing license agreements, or licenses from the U.S. Department of State depending on the level of technology being transferred. This includes recently published regulations restricting the ability of U.S.-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States. The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. Failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation. The practical effect of ITAR is to limit our opportunities or increase the costs of our proposals in the international marketplace.

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

As of March 31, 2007, our executive officers and directors together beneficially owned approximately 38.0% of the issued and outstanding shares of our common stock.  James W. Benson and Susan C. Benson beneficially own approximately 33.2% of our common stock.  (Mr. Benson separated from our employ in September 2006 and founded Benson Space Company but retains a seat on our Board of Directors.)  As a result, executive officers, directors and/or significant shareholders (i.e., the Bensons) could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving us. In addition, through control of the Board of Directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and any stock exchange on which our stock may be listed in the future. These laws, rules and regulations, which are already known to be burdensome and costly, continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include a management report on internal control over financial reporting as part of our annual report for the year ended December 31, 2007 (and future annual reports) pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure and processes to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules, and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

The terms of our outstanding shares of preferred stock, and any shares of preferred stock issued in the future, may reduce the value of your common stock.

We have up to 10,000,000 shares of authorized preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Convertible Preferred Stock and approximately 4,217 shares of our Series D-1 Preferred Stock. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

Our secured debt financing is expensive and onerous.

On September 29, 2006, we entered into a secured revolving credit facility with Laurus Master Fund.  Although the maximum size of the facility is $5,000,000, actual borrowings are limited by a formula based on our eligible accounts receivable and eligible inventory.  Our current cash advance is approximately $3.4 million.  We paid a loan fee at closing in the form of common stock valued at $350,000.  In addition, we will be required to pay Laurus additional loan fees in the form of common stock valued at $200,000 on each anniversary date of the facility, if the facility remains in place.  In addition, the outstanding balance on the facility bears interest at a floating rate of prime plus 2%, and the maximum life of the facility is three years. The facility is collateralized by substantially all of our assets. The facility contains certain default provisions. In the event of a default by us, we will be required to pay an additional fee per month until the default is cured. Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default.

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

Transactions in our common stock are currently subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend our securities to persons other than institutional accredited investors must:

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

ITEM 3A(T).  CONTROLS AND PROCEDURES

Mark N. Sirangelo, our chief executive officer, and Richard B. Slansky, our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.

We are not yet required to furnish the information called for by Item 308T of Regulation S-B.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
On March 29, 2007, the Compensation Committee of the Board of Directors met and proposed a change in the compensation arrangement for the Company’s Board of Directors. Each external (i.e., non-officer, non-management) director will receive $1,500 in cash compensation for each Board of Director meeting attended in person and $750 cash for each Board of Directors meeting attended by telephone conference call.  In addition, each external director will receive $750 for each meeting of key committees attended in person or by telephone conference call. The key committees are the audit committee, compensation committee and the nominating and corporate governance committee. Each external director will receive reasonable and customary reimbursement of travel-related expenses for attendance at Board of Directors meetings. Finally, each external director will receive an annual stock option grant for 10,000 shares of the Company’s common stock at the end of each calendar year, so long as the external director served on the Board for at least six months during the year. The exercise price of the option would be equal to 100% of the fair market value of the Company’s stock at grant and the option would vest over three years in six month increments and would expire four years from date of grant. The Compensation Committee left open the possibility for an initial grant of the Company’s common stock for new Board members under the same general terms and conditions. The Board of Directors ratified the compensation proposal.

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

SpaceDev, Inc.
Registrant

Dated: May 14, 2007                     By: /s/ Mark N. Sirangelo
Mark N. Sirangelo
Chief Executive Officer

Dated: May 14, 2007                     By: /s/ Richard B. Slansky
Richard B. Slansky
President & Chief Financial Officer