Form 10QSB
period 2007-06-30
SPACEDEV INC
filed 2007-08-13
CIK 1031833

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,187,138 shares of Issuer's voting common stock were outstanding on July 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

SPACEDEV, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2007

PART I -- FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets
	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash	$2,914,756	$1,438,146
Accounts receivable (Note 2(d))	6,771,922	7,289,720
Inventory (Note 2(b))	519,788	309,205
Other current assets (Note 6(a))	539,010	599,565
Total Current Assets	10,745,476	9,636,636
Fixed Assets - Net	4,004,879	3,793,365
Intangible Assets	769,620	841,133
Goodwill (Note 5)	11,233,665	11,233,665
Other Assets (Note 6(b))	745,916	626,086
Total Assets	$27,499,556	$26,130,885
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,235,425	$1,755,985
Current portion of capitalized lease obligations	74,897	35,441
Accrued payroll, vacation and related taxes	905,776	1,184,457
Billings in excess of costs and deferred revenue (Note 2(a))	1,791,046	2,816,072
Revolving line of credit (Note 3(b))	3,037,950	805,172
Other accrued liabilities (Note 2(a))	2,594,130	1,602,561
Total Current Liabilities	9,639,224	8,199,688
Notes Payable, Less Current Maturities	55,997	50,193
Capitalized Lease Obligations, Less Current Maturities	269,508	136,709
Deferred Gain - Assets held for sale (Notes 3(a))	654,769	713,405
Other Long Term Liabilities	-	15,266
Total Liabilities	10,619,498	9,115,261
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $.001 par value, 10,000,000
shares authorized, and 252,295 and 252,963 shares issued
and outstanding, respectively (Note 4)
Series C Convertible preferred stock (Note 4(a))	248	248
Series D-1 Convertible preferred stock (Note 4(b))	4	5
Common stock, $.0001 par value; 100,000,000 shares
authorized, and 30,141,034 and 29,550,342 shares issued
and outstanding, respectively (Note 4)	3,014	2,953
Additional paid-in capital	33,141,157	33,150,566
Accumulated deficit	(16,264,365)	(16,138,148)
Total Stockholders’ Equity	16,880,058	17,015,624
Total Liabilities and Stockholders' Equity	$27,499,556	$26,130,885
The accompanying notes are an integral part of these consolidated financial statements.

 SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended				Six Months Ended
June 30,	2007	%	2006	%	2007	%	2006	%
Net Sales	$8,647,568	100.0%	$8,631,165	100.0%	$17,704,616	100.0%	$15,805,943	100.0%
Total Cost of Sales*	6,151,468	71.1%	6,329,932	73.3%	13,117,539	74.1%	11,595,039	73.4%
Gross Margin	2,496,100	28.9%	2,301,233	26.7%	4,587,077	25.9%	4,210,904	26.6%
Operating Expenses
Marketing and sales	806,262	9.3%	691,136	8.0%	1,392,876	7.9%	1,334,695	8.4%
Research and development	123,795	1.4%	123,062	1.4%	163,155	0.9%	204,839	1.3%
General and administrative	1,413,015	16.3%	1,476,941	17.1%	2,656,570	15.0%	2,707,674	17.1%
Total Operating Expenses*	2,343,072	27.1%	2,291,139	26.5%	4,212,601	23.8%	4,247,208	26.9%
Income/(Loss) from Operations	153,028	1.8%	10,094	0.1%	374,476	2.1%	(36,304)	-0.2%
Non-Operating Income/(Expense)
Interest income	10,023	0.1%	7,137	0.1%	30,979	0.2%	40,752	0.3%
Interest and other expense	(57,955)	-0.7%	(5,346)	-0.1%	(133,313)	-0.8%	(10,629)	-0.1%
Non-Cash loan fee - (Note 3(b))	(87,261)	-1.0%	-	0.0%	(173,562)	-1.0%	-	0.0%
Gain on building sale (Note 3(a))	29,318	0.3%	29,319	0.3%	58,636	0.3%	58,637	0.4%
Total Non-Operating Income/(Expense)	(105,876)	-1.2%	31,110	0.4%	(217,261)	-1.2%	88,760	0.6%
Income Before Taxes	47,152	0.5%	41,204	0.5%	157,216	0.9%	52,456	0.3%
Income Tax Provision	-	0.0%	5,000	0.1%	(800)	0.0%	9,235	0.1%
Net Income	$47,152	0.5%	$36,204	0.4%	$156,416	0.9%	$43,221	0.3%

Net Income	47,152		36,204		156,416		43,221
Less Preferred Dividend Payments (Note 4(a) and (b))	(138,866)		(98,774)		(282,633)		(197,684)
Adjusted Net Income (Loss) for EPS Calculation	(91,714)		(62,570)		(126,218)		(154,463)
Net Income Per Share:	$(0.00)		$(0.00)		$(0.00)		$(0.01)
Weighted-Average Shares Outstanding	29,643,246		28,818,403		29,606,975		28,818,403
Fully Diluted Net Income Per Share:	$(0.00)		$(0.00)		$(0.00)		$(0.01)
Fully Diluted Weighted-Average Shares Outstanding	29,643,246		28,818,403		29,606,975		28,818,403

* The following table shows how the Company's stock option expense are allocated to all expenses. These non-cash stock option expenses are included in the unaudited operating results stated above.

Cost of sales	$35,999		$-		$77,372		$-
Marketing and sales	19,676		-		33,328		-
Research and development	-		-		-		-
General and administrative	51,810		24,992		101,403		115,693
Total Non-Cash Stock Option Expense	$107,484		$24,992		$212,103		$115,693
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Unaudited)
Six Months Ended June 30,	2007	2006
Cash Flows From Operating Activities
Net income	$ 156,416	$ 43,221
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	592,916	372,500
Gain on disposal of building sale	(58,636)	(58,637)
Stock option expense	212,103	117,868
Non-cash loan fee	173,562	-
Change in operating assets and liabilities	(728,640)	(2,770,637)
Net Cash Provided By (Used In) Operating Activities	347,721	(2,295,685)
Cash Flows From Investing Activities
Other assets, capitalized acquisition costs	-	(1,066,564)
Purchases of fixed assets	(543,319)	(1,075,688)
Net Cash Used In Investing Activities	(543,319)	(2,142,252)
Cash Flows From Financing Activities
Principal payments on notes payable	-	(4,675,832)
Principal payments on capitalized lease obligations	(17,343)	(10,537)
Dividend payments on Series C and Series D-1 preferred	(297,799)	(197,684)
Proceeds from revolving credit facility	2,232,778	-
Employee stock purchase plan	28,895	89,510
(Repurchase) Issuance of preferred stock	(572,230)	4,602,956
Proceeds from issuance of common stock	297,907	132,857
Net Cash Provided by (Used In) Financing Activities	1,672,208	(58,730)
Net Increase (Decrease) in Cash	1,476,610	(4,496,667)
Cash at Beginning of Period	1,438,146	5,750,038
Cash at End of Period	$ 2,914,756	$ 1,253,371
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Cont'd.
(Unaudited)

Six Months Ended June 30,	2007	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 133,313	$ 10,629
Taxes	-	-

Noncash Investing and Financing Activities:

During the six months ended June 30, 2007, the Company entered into a capital lease in the amount of approximately $190,000.

During the six months ended June 30, 2007 and 2006 the Company declared dividends in the amount of $282,632 and $295,949 respectively, for our Series C and Series D-1 Preferred Stock.

During the six months ended June 30, 2007 and 2006, the Company converted $52,871 and $34,516 of employee stock purchase plan contributions into 63,970 and 24,885 shares of common stock, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The  accompanying  consolidated  financial  statements  of  SpaceDev, Inc., a Colorado corporation ("the Company")  include  the  accounts  of  the  Company and its subsidiary, Starsys, Inc., a Colorado corporation, and its inactive subsidiaries SpaceDev Oklahoma,  an Oklahoma  corporation, Dream Chaser, Inc., a Delaware corporation, and SpaceDev, Inc., a Delaware corporation.  In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results  of  operations  and  cash  flows  as  of the dates and for the periods presented.   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently,  these  statements  do  not  include all disclosures normally  required  by  generally  accepted  accounting principles of the United States  of America for annual financial statements nor those normally made in an Annual  Report  on  Form  10-KSB.  Accordingly, reference should be made to the Company's Form 10-KSB filed on April 2, 2007 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed.  The consolidated results of operations for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2007 or any future period, and the Company makes no representations related thereto.

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

On January 31, 2006, the Company acquired Starsys Research Corporation, a Colorado corporation.  After the merger, the Company maintained its headquarters in California and operating centers in California, Colorado and North Carolina. As a result of the merger, the Company grew from just over 50 employees to over 200 employees.  The acquisition of Starsys on January 31, 2006 fundamentally changed the Company’s profile. The merger took place on January 31, 2006 and not January 1, 2006; therefore, the presentation of financial results for the six month period ended June 30, 2007 represents six months of combined results whereas the comparable quarter in 2006 includes only five months of combined results.

2.       Accounting Policies

(a)  Revenue Recognition

The Company's revenues for the six months ended June 30, 2007 were derived primarily from fixed price contracts and commercial sales of component and subsystem products along with some United States government cost plus fixed fee (CPFF) contracts, which is compared to primarily the same type contracts for February through June 2006 and mainly CPFF contracts during the month of January 2006.  Revenues for the six month period ended June 30, 2007 represents a full six months of combined results whereas the comparable period in 2006 includes only five months of Starsys operations.  Estimated contract profits are taken into earnings in proportion to revenues recorded.  Time and material revenues are recognized as services are performed and costs incurred.  Certain fixed price contracts were prepared according to the "percentage-of-completion" method of accounting for long-term contracts.  The amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method).  Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project.  Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities.  The current accrual for potential losses on existing projects represents approximately $203,000.  As projects progress, the accrual is adjusted as projects move toward completion and more accurate estimates are established.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract. All other selling, general and administrative costs are expensed as incurred.  Professional fees are billed to customers on a time and materials basis.  Time and material revenues are recognized as services are performed and costs incurred.

(b) Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a First-In, First-Out (FIFO) basis, unless required by customer contract to be distributed by specific identification for lot control purposes.  Inventory includes raw material inventory, finished goods inventory, and work-in-process inventory.

(c) Earnings Per Share

For the six months ended June 30, 2007, options to purchase approximately 10.9 million shares of common stock and warrants to issue approximately 1.9 million shares of common stock were excluded from the computation of fully diluted earnings per share as the exercise prices of these options and warrants was greater than the market price of the common shares at June 30, 2007. The Company also excluded the effect of the convertible preferred shares in fully diluted earning per common share calculation using the "if converted" method. Under that method, the convertible Series C and D-1 Preferred shares are assumed to be converted into common shares at conversion rates of $1.54 per share and $1.48 per share, respectively. They were excluded from the computation of fully diluted earnings per share as the conversion price of the Series C and D-1 Preferred shares was greater than the market price of the common shares at June 30, 2007.

(d)  Accounts receivable and allowances for uncollectible accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts and includes costs and estimated earnings in excess of billings on uncompleted contracts which represents approximately $2.2 million and $1.7 million at June 30, 2007 and December 31, 2006, respectively.  The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.  As of June 30, 2007 and December 31, 2006, the allowance for uncollectible accounts was approximately $75,000 for both periods.

(e)  Estimates
Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.

(e)  Warranty

The Company continually evaluates its estimates and assumptions including those related to warranty obligations.  Actual results may differ from these estimates under different conditions, and such differences may be material.  The Company has estimated its warranty reserve at June 30, 2007 at approximately $535,000.

(f)  Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48").  FIN 48 creates a single model to address accounting for uncertainty in income tax positions.  FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, has adopted this statement as of January 1, 2007.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.

As of the issuance date of these financial statements, the Company had not completed its assessment of potential unrecognized tax benefits.  Therefore, the Company has not recorded, nor does it expect to record, any change to retained earnings as a result of the adoption of FIN 48.  The Company believes that at January 1, 2007 and June 30, 2007 it had no unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods.  The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at June 30, 2007.

The tax years 2002 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which it is subject.

3.     Long Term Liabilities

a)     Building and Deferred Gain.

In January 2003, the Company sold its interest in its Poway, California headquarters facility.  The transaction included the sale of the land and building and a deferred gain was recorded.  In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities.  The Company's then chief executive officer provided a guaranty for the leaseback, which guaranty is still in place.  The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term.  The deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten years ending in January 2013.  As of June 30, 2007, the deferred gain was $654,769.  This amortization is included in the Company's non-operating income/(expenses) and totaled $58,636 and $58,637 for the six months ended June 30, 2007 and 2006, respectively.  On September 14, 2006, the building was sold again; however, the terms and conditions of the lease to the Company remained unchanged.

b)     Revolving Credit Facility.

New Revolving Credit Facility.  On September 29, 2006, the Company entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the facility.  The Company borrows against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory.  The balance on this revolving credit facility at June 30, 2007 was $3,037,950.

The facility bears interest at a rate equal to prime plus 2%. This rate increases or decreases on the date the Prime Rate adjusts.  Interest is payable monthly.  Interest is due on the first business day of each month from October 2006 through maturity.  The term of the facility is scheduled to end on September 29, 2009.  Laurus received 310,009 unregistered shares of the Company’s common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and the expense is being amortized over the first year of the note.  The Company will issue additional restricted shares of its common stock worth, in the aggregate, $200,000 to Laurus on each anniversary date of the facility, if the facility remains in place.  The pricing of these additional shares will be based on the applicable preceding ten business day average trading price.

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

4.     Stockholder's Equity - Preferred Stock, Common Stock, Warrants, and Options

Preferred Stock

a)     Series C Preferred Stock.

On August 25, 2004, the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Shares"), to Laurus for an aggregate purchase price of $2.5 million or $10.00 per share (the "Stated Value").  The Series C Preferred Shares are convertible into shares of the Company's common stock at a rate of $1.54 per share, and accrue quarterly, cumulative dividends at a rate of 6.85%.  As of June 30, 2007 and 2006, the Company declared dividends payable of approximately $84,000 and $85,000, respectively for each of the six month periods to the holders of its Series C preferred stock. These dividends are payable in cash or shares of common stock at the holder's option with the exception that dividends must be paid in shares of common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate.  Accrued dividends were paid in cash during 2006 and for the first six months of 2007.  On June 30, 2007, accrued but unpaid dividends were approximately $42,000; these accrued dividends were paid in cash in July 2007.  The Series C Preferred Shares are redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed $1.48 per share or (b) the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion exceeds $1.48 per share. The Series C Preferred Shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up.  The Series C Preferred Shares have no voting rights, except as required by law.

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.

b)     Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tailwind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital, (which has since transferred their preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund).  On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5.15 million, or $1,000 per share.  As of June 30, 2007, approximately 3,835 Series D-1 Preferred shares remain outstanding and approximately 1,315 Series D-1 Preferred shares were repurchased through voluntary amortization or converted to the Company’s common stock. In total, 75 Series D-1 Preferred shares were converted into 50,676 shares of the Company's common stock and approximately 1,240 Series D-1 Preferred shares have been repaid through voluntary amortization, as provided for in the Agreement.  The Company also issued various warrants to these investors as described below.  The Company paid cash fees and expenses of $119,209 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction.  The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter.  As of June 30, 2007, the Company had accrued Series D-1 dividends of approximately $96,000, which were paid in July 2007.

Certain warrants the Company issued to the Series D-1 investors at the closing entitled the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share.    On May 31, 2007, we offered to the holders of these warrants the opportunity to exercise the warrants at a specially reduced price to be calculated as 80% times the volume weighted average price (VWAP) of our common stock for the 20 trading days preceding the warrantholder’s acceptance of the offer. Although this written offer expired by its terms on June 15, 2007, we orally extended the offer to June 29, 2007 and Laurus accepted, exercising 500,000 of their 639,203 warrants of this series for $290,000 cash.  The VWAP for the 20 trading days preceding June 29, 2007 was $0.725 per share making the strike price of the common stock warrant $0.58 which is 80% of the $0.725.  Due to a ratchet antidilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which includes 139,203 warrants still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms.  The warrants are exercisable for five years following the date of grant. The warrants feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash. However, this right is available only if a registration statement or prospectus covering the shares subject to the warrant is not available.  The warrants will continue to have the anti-dilution provisions reducing the warrant exercise price, if we issue equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price, to such lower exercise price. We refer to these warrants as the common stock warrants.

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

In connection with the Series D-1 Preferred Stock financing, Laurus consented to and waived certain contractual rights.  The Company paid Laurus Capital Management, L.L.C., and the manager of Laurus Master Fund, an amount of $87,000 in connection with Laurus' delivery of the consent and waiver, and paid $1,000 to Laurus' counsel for their related fees.

c)     Common Stock Options

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006.  Previously, the Company elected to account for its stock-based compensation plans under APB 25.  For the six months ended June 30, 2007 and 2006, the Company expensed approximately $212,000 and $116,000 of stock option expenses due to SFAS 123(R).  The Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 5.0%, expected volatility ranged from 86% to 172% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.

5.  Goodwill

On January 31, 2006, the Company completed the acquisition of Starsys Research Corporation by reverse triangular merger.  The merger agreement was dated October 24, 2005 and amended on December 7, 2005 and January 31, 2006.

The following is a schedule of the goodwill incurred in the Starsys acquisition.

Starsys Research Total Assets	$ (7,851,494)
Starsys Research Total Liabilities	13,054,140
Cash to Starsys Stockholders	410,791
Equity to Starsys Stockholders	5,576,846
Fees Associated with Acquisition	1,056,079
Total Goodwill	$ 12,246,362

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

On September 8, 2005, the Company made a secured loan in the principal amount of $1.2 million to Starsys Research Corporation. The loan accrued interest at 8% per annum and matured on January 31, 2006 upon the closing of the acquisition. No principal or interest payments were made before maturity.  The loan was secured by a security interest in all of the assets of Starsys.  In addition, Starsys had agreed to pay the Company a placement agent fee and to reimburse the Company expenses in the aggregate amount of $120,000. The principal amount as well as the other amounts listed above, were forgiven at the closing of the merger.

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

For the fiscal year ended December 31, 2006, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ended December 31, 2006, but not less than $2.50 per share.  This portion of the additional performance consideration was not earned; and,

For the fiscal year ending December 31, 2007, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ending December 31, 2007, but not less than $3.00 per share.  This portion of the additional performance consideration will be evaluated in early 2008 based on 2007 results.  If this amount is earned, goodwill may be adjusted.

Starsys shareholders may be entitled to receive additional performance consideration for a particular fiscal year if the Company breaches specified covenants of the merger agreement and is unable to cure the breach within the applicable cure period set forth in the merger agreement.

Approximately one-half of the shares issued to Starsys shareholders at the closing had been placed in escrow to satisfy any indemnification obligations of the Starsys shareholders under the merger agreement and to pay reasonable expenses of the shareholder agent. In June 2007, shares in the amount of 1,729,666 (out of a total of the 1,797,746 shares in escrow) were released to the former Starsys shareholders and the remaining 68,080 shares of SpaceDev common stock will be held in escrow to pay reasonable expenses of Mr. Scott Tibbitts.

6.     Other Assets

a)     Other Current Assets

Other current assets consist of a variety of prepaid and other cash advances for items which are expected to occur within the next year. The following is a listing of items that constitute the Company’s other current assets at June 30, 2007.

Other Current Assets - June 30,	2007
Prepaid:
Computer & Software	$ 63,389
Directory & Officers Prepaid Insurance	18,047
Financing Fees	144,794
General Liability & Workers Comp - Prepaid Insurance	56,132
Medical Premiums - Prepaid	107,118
Rent	121,630
Other Accruals	27,900
Total Other Current Assets	$ 539,010

b)   Other Assets

Other assets consist of deposits which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at June 30, 2007.

Other Assets - June 30,	2007
Prepaid Rent	$ 72,556
Other Deposits	552,479
Building Deposits	118,267
Capital Lease Deposits	2,614
Total Other Assets	$ 745,916

7.     New Accounting Pronouncements

There were no recent Accounting Pronouncements that affected the Company during the six months ended June 30, 2007.  For past pronouncements, please refer the Company's Form 10-KSB filed on April 2, 2007.

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

The unaudited pro forma combined statement of operations for the year ended December 31, 2006 combines SpaceDev's historical statement of operations for the year ended December 31, 2006 with the Starsys historical statement of operations for the year ended December 31, 2006 assuming the merger took place on January 1, 2006.  The unaudited pro forma combined statements of operations should be read in conjunction with the related notes included in this Form 10-QSB and the consolidated audited financial statements of SpaceDev.  The unaudited pro forma combined statements of operations are not necessarily indicative of what the actual results of operations and financial position would have been had the merger taken place on January 1 and do not indicate future results of operations.

SpaceDev, Inc. and Subsidiaries
Pro Forma Combined Consolidating and Consolidated Statement of Operations
(Unaudited)

For the Six Months Ended
June 30, 2006
	Combined Consolidated Pro Forma		Pro Forma Adjustments	Consolidated Pro Forma	%
Net Sales	$17,606,505	100.00%	$(216,223)	$17,390,282	100.00%
Cost of Sales *	12,951,377	73.56%	$(80,758)	12,870,619	74.01%
Gross Margin	$4,655,128	26.44%	$(135,465)	4,519,663	25.99%
Operating Expenses
Marketing and sales expense	1,538,169	8.74%	$(135,465)	1,402,705	8.07%
Research and development	199,556	1.13%	-	199,556	1.15%
General and administrative	3,018,151	17.14%	-	3,018,151	17.36%
Total Operating Expenses *	4,755,877	27.01%	(135,465)	4,620,412	26.57%
Income/(Loss) from Operations	(100,749)	-0.57%	-	(100,749)	-0.58%
Non-Operating Income/(Expense)
Interest income	69,058	0.39%	-	69,058	0.40%
Interest expense	(33,112)	-0.19%	-	(33,112)	-0.19%
Gain on Building Sale	58,637	0.33%	-	58,637	0.34%
Total Non-Operating Income/(Expense)	94,583	0.54%	-	94,583	0.54%
Income (Loss) Before Income Taxes	(6,166)	-0.04%	-	(6,166)	-0.04%
Income tax provision	9,235	0.05%	-	9,235	0.05%
Net Income (Loss)	$(15,401)	-0.09%	$-	(15,401)	-0.09%

* The following table shows how the Company's amortization expense of stock options would be allocated to all expenses.

Cost of Sales	$-	0.00%	$-	-	0.00%
Marketing and sales	-	0.00%	-	-	0.00%
Research and development	-	0.00%	-	-	0.00%
General and administrative	115,693	0.66%	-	115,693	0.67%
	$115,693	0.66%	$-	115,693	0.67%

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

Overview

SpaceDev, Inc., (the "Company," "SpaceDev," "we," "us" or "our") including our wholly-owned subsidiary, Starsys, Inc., which was acquired by us on January 31, 2006, is engaged in the conception, design, development, manufacture, integration, sale, and operation of space technology systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft.  We are currently focused on the commercial and military development of (a) low-cost small satellites and related subsystems, (b) hybrid rocket propulsion for space and launch vehicles, and (c) subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.

During the first six months of 2007, approximately 80% of our net sales were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 20% was generated from commercial contracts.  During the same period in 2006, approximately 94% of our net sales were generated from direct government contracts and from government-related work through subcontracts with others, while the remaining 6% was generated from commercial contracts.  We will continue to seek both government and commercial business and anticipate that net sales from government sources will continue to represent 80% or more of our business' net sales for the next several years.  Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services.  Although we are interested in exploring international revenue and contract opportunities, we are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.

During the first six months of 2007, we submitted approximately 100 bids for new and existing government or commercial programs and continued our work with members of the United States Congress to identify directed funding for our programs.  We continue to execute on our core government contracts as well as look for new opportunities inside and outside of our core customer base.  Our government customers include but are not limited to the Missile Defense Agency, the Air Force, NASA, and the U.S. Army.  Our government related work customers include but are not limited to General Dynamics, Northrop Grumman and Raytheon.  Commercial customers include but are not limited to Lockheed Martin and Sumitomo.

Financing

New Revolving Credit Facility.

On September 29, 2006, we entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the facility.  We are allowed to borrow against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or, (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory.  The balance on this revolving credit facility at June 30, 2007 was approximately $3.0 million.

The facility bears interest at a rate equal to prime plus 2% and is payable monthly. The rate will be increased or decreased on the date the Prime Rate is adjusted.  Interest is due on the first business day of each month through maturity.  The term of the facility is scheduled to end on September 29, 2009.  Laurus received 310,009 unregistered shares of our common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and the expense is being amortized over the first year of the note.  We will issue additional restricted shares of our common stock worth, in the aggregate, $200,000 to Laurus on each anniversary date of the facility, if the facility remains in place.  The pricing of these additional shares will be based on the applicable preceding ten business day average trading price.  The facility is not convertible into any class of our securities.

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

Series D-1 Amortizing Convertible Perpetual Preferred Stock.

In January 2006, we entered into a securities purchase agreement, which we refer to as the 2006 purchase agreement, with a limited number of institutional accredited investors, led by Omicron Capital.  On January 13, 2006, we issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, which we refer to as Series D-1 Preferred Stock, for an aggregate purchase price of $5,150,000, or $1,000 per share. We also issued various warrants to these investors under the 2006 purchase agreement.  We used the proceeds from this transaction to finance the Starsys acquisition in early 2006.

On May 31, 2007, we offered to the holders of the Series D-1 warrants the opportunity to exercise the warrants at a specially reduced price to be calculated as 80% times the volume weighted average price of our common stock for the 20 trading days preceding the warrantholder’s acceptance of the offer. Although this written offer expired by its terms on June 15, 2007, we orally renewed the offer to June 29, 2007 and Laurus accepted, exercising 500,000 of their 639,203 warrants of this series for $290,000 cash.  The VWAP for the 20 trading days preceding June 29, 2007 was $0.725 per share making the strike price of the common stock warrant $0.58 which is 80% of the $0.725.  Due to a ratchet antidilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which includes 139,203 warrants still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms. The warrants are exercisable for five years following the date of grant. The warrants feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash.  However, this right is available only if a registration statement or prospectus covering the shares subject to the warrant is not available. The warrants will continue to have the anti-dilution provisions reducing the warrant exercise price, if we issue equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price, to such lower exercise price.

Selection of Significant Contracts

In June 2002, Starsys was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  .  Before our merger with Starsys, the contract was modified to add an additional $1.7 million.  In addition to eight flight unit deliveries per spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for October 2007.  We acquired Starsys on January 31, 2006. Revenues generated from this contract from February 1, 2006 through June 30, 2007 totaled approximately $3.4 million. We experienced significant cost overruns on this contract  In late 2006 and early 2007, after our merger with Starsys, we negotiated contract modifications in both the timing of payments and in the amount of additional contract consideration of up to $1.0 million based on the achievement of specific milestones. Of the additional possible $1.0 million, we achieved milestones entitling us to the incentive payments, which partially mitigated the impact of significant cost, scope and requirements changes and overruns.  Most of the $1.0 million incentive has been recognized as revenue since we believe the program is approximately 98% complete as of June 30, 2007.

In March 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency.  The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology.  This overall contract is proceeding under a phased approach.  The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, completed in September 2004, and resulted in a general mission and microsatellite design. The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006.  Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006.  Task Order III, the first of several task orders expected during the third phase, was awarded to us in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and ran through June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006.  Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007.  On April 12, 2007, we finalized a contract modification to Task Order IV with the Missile Defense Agency.  The main content of the change was to: 1) extend the period of performance from June 15, 2007 to September 30, 2007; 2) increase the funding ceiling from approximately $4.5 million to approximately $9.0 million; 3) provide approximately $1.6 million in funding toward the increased ceiling; and 4) change the statement of work to reflect the delivery of one microsatellite by September 30, 2007.  We are currently working with the Missile Defense Agency and other government agencies for additional funding support of our microsatellite distributed sensing experiment.  Government contract funds from the Missile Defense Agency will expire at the end of the current government fiscal year.  It is possible that MDA or another government agency may fund the program or co-fund the program; however, there can be no assurance that funding will be available.  (See Risk Factors: “Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded” and “A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by the customer”).  We recognized approximately $19.8 million in revenue under this contract from inception through June 30, 2007.

In January 2005, Starsys was awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor (APS), Scan Mirror Motor/Encoder Assembly (SMMA).  The APS instrument is slated to fly on the NASA Glory climate monitoring satellite mission.  The APS is also a prime candidate for a secondary payload on National Polar-Orbiting Operational Environmental Satellite System.  The SMMA consists of a Starsys designed low ripple, precision brushless DC motor and optical encoder assembly.  The program consists of a development unit, engineering unit, qualification / life test unit, and flight units. This contract was awarded as a cost plus fixed fee contract at a value of $2.5 million.  In July 2006, the contract was modified to add approximately $2.5 million with incremental funding and extend to March 2009.  Revenues from February 1, 2006, the first month after our acquisition date of Starsys, through June 30, 2007 totaled approximately $2.7 million.

In October 2005, Starsys was awarded a contract from General Dynamics C4 Systems to design and deliver an antenna pointing gimbal and control electronics for the GeoEye-1 program.  The contract was originally valued at $2.0 million but later modified to $2.4 million. The GeoEye-1 program is a next-generation, high-resolution commercial remote-sensing satellite scheduled for launch in 2007.  The Starsys antenna control system is uniquely designed to operate by greatly reducing motion, of the GeoEye-1 spacecraft while pictures are being taken and data is simultaneously transmitted to earth ground stations, through incorporation of a low disturbance designed micro-stepping actuator and actuator drive electronics (Quiet Array Drive).   Revenues from February 1, 2006, our acquisition date of Starsys, through June 30, 2007 totaled approximately $2.0 million.

In June 2006, we were awarded a firm fixed price contract from Lockheed Martin Commercial Space Systems for the design and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System.  The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies.  Options are included for additional gimbals supporting three additional spacecraft.  The contract will include the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals and solar array deployment hinges Starsys previously provided for the A-2100 bus.  The contract value for the initial award was $1.8 million; however, if all options are exercised, the total contract value would exceed $6.0 million. We recognized approximately $1.4 million in revenue under this contract from inception through June 30, 2007.

In August 2006, we were awarded a government firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter (LRO) program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.3 million.  The LRO mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program.  The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanism to align the downlink antenna for communication with earth.  We are to provide these actuators for the spacecraft along with the electronics to control them. A total of seven actuators and five control electronics assemblies will be delivered under the contract.  We recognized approximately $2.9 million in revenue under this contract from inception through June 30, 2007.

In October 2006, we were awarded a $330,000 Phase I study contract from Benson Space Company to further the SpaceDev Dream Chaser™ spaceship program.  This was a related party contract, because the principal of Benson Space Company is our founder and director, James W. Benson.  The study was intended to contribute to the on-going development of the spaceship and to result in space vehicle and rocket motor designs ready for Phase II vehicle fabrication and testing. The SpaceDev Dream Chaser™ spaceship is based on NASA’s design of the ten passenger orbital HL-20 Personnel Launch System, and will launch vertically and land horizontally.  We have recognized all $330,000 in revenue under this contract from inception through June 30, 2007.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission.  We will develop and deliver electromechanical Descent Brake dampers.  The contract period of performance is approximately 18 months.  NASA’s Mars Science Laboratory mission will deliver an 1800 pound rover to the surface of Mars in 2010.  Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25 feet long bridle cord.  A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.  We recognized approximately $448,000 in revenue under this contract from inception through June 30, 2007.

Results of Operations

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.  Also, please note that the presentation of financial results for the six month periods ended June 30, 2007 represents a full six months of combined (historical SpaceDev + Starsys) results whereas the comparable six months in 2006 illustrates only five months of combined results (i.e., February 2006 through June 2006) plus one month (January 2006) with only historical SpaceDev results.

Six-Months Ended June 30, 2007 -vs.- Six-Months Ended June 30, 2006

During the six months ended June 30, 2007, we had net sales of approximately $17.7 million as compared to net sales of approximately $15.8 million for the same six month period in 2006.  Sales increased primarily due to our acquisition of Starsys on January 31, 2006.  On a pro forma basis, as if SpaceDev and Starsys had been together since January 1, 2006, revenues would have been approximately $17.4 million for the six months ended June 30, 2006.  Therefore, the increase in revenues was mainly due to the timing of the merger combined with execution on certain additional SpaceDev and Starsys programs.  We had a higher mix of revenue from commercial customers in the 2007 period.  Revenue for the six months ended June 30, 2007 from government and government related work was approximately $14.0 million and revenue from commercial customers was approximately $3.7 million.  In comparison, in the six months ended June 30, 2006, revenue from government and government related work was approximately $14.1 million and revenue from commercial customers was approximately $1.7 million.  We do not expect our percentage of revenue from government and government related work to fall below this indicated 80% level.

For the six months ended June 30, 2007, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $13.1 million, or 74.1% of net sales, as compared to approximately $11.6 million, or 73.4% of net sales, during the same period in 2006.  The increase in cost of sales is primarily related to higher revenues overall combined with our efforts to conclude loss generating fixed price development contracts.  We also incurred additional facility costs in the form of rental on two Colorado facilities for two months and other costs related to moving our Boulder operation to Louisville, Colorado and moving our Durham operations in North Carolina to another Durham location.  We continue to focus efforts on managing our growth including but not limited to recruiting new engineering, business management and other technical talent, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

We experienced a slight decrease of approximately $35,000 in operating expenses for the six month period ended June 30, 2007, compared to the same period in 2006; even though the six month period in 2006 only included five months of the Starsys operating expenses.  Total operating expenses as a percentage of net sales improved from 26.9% for the six months ended June 30, 2006 to 23.8% for the six months ended June 30, 2007.  The improvement was mainly due to a decrease in our research and development expenses.  Our efforts to streamline certain business management functions within our company continue, although partially offset by the increasing costs related to Sarbanes-Oxley compliance requirements.

•
General and administrative expenses decreased approximately $51,000 from approximately $2.7 million, or 17.1% of net sales, for the six months ended June 30, 2006 to approximately $2.7 million, or 15.0% of net sales, for the same six month period in 2007.  The small decrease can be attributed mainly to the six versus five month comparison since the merger did not take place until January 31, 2006.  On a pro-forma basis difference and as a percentage of total revenue general and administrative expenses decreased approximately $362,000 from approximately $3.0 million on a pro forma basis for the six months ended June 30, 2006.  As a percentage of total revenues general and administrative expenses decreased approximately 2.1% from 17.1% of net sales for the six months ended June 30, 2006 to 15.0% of net sales for the six months ended June 30, 2007.

•
Research and development expenses decreased to approximately $163,000, or 0.9% of net sales, for the six months ended June 30, 2007, from approximately $205,000, or 1.3% of net sales, during the same period in 2006.  The decrease was primarily due to the resignation of our Chief Technology Officer at the end of the third quarter of 2006, who has not yet been replaced.

•
Marketing and sales expenses increased to approximately $1.4 million, or 7.9% of net sales, for the six months ended June 30, 2007, from approximately $1.3 million, or 8.4% of net sales, during the same period in 2006.  The total dollar increase of approximately $58,000 was mainly due to additional proposal activity and a focus on new business development and marketing.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility ranged from 86% to 100% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted.  The total expense for the six months ended June 30, 2007 and 2006 was approximately $212,000 and $116,000, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
Interest expense and loan fees for the six months ended June 30, 2007 and 2006 was approximately $113,000 and $11,000, respectively.  The increase was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not borrow any significant amount during the same period in 2006.  We generated interest and other income in the six months ended June 30, 2007 and 2006 of approximately $31,000 and $41,000, respectively, the decrease was primarily due to lower cash balances in 2007.

•
We recognized approximately $59,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the six month periods ended June 30, 2007 and 2006, and we will continue to amortize the remaining deferred gain of approximately $655,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

•
We recorded non-cash loan fees related to our revolving credit facility of approximately $174,000 for the six month period ended June 30, 2007.  The expense was due to the issuance of 310,009 shares of our common stock, valued at $350,000, to Laurus in September 2006 under the terms of the new revolving credit facility; we are amortizing this expense over the initial one-year term of the credit facility. We will continue to expense the remaining $87,000 through September 2007. If the revolving credit facility is extended for another year, we will issue an additional $200,000 in our common stock to Laurus and amortize its cost over that twelve month period.

During the six months ended June 30, 2007 we generated net income of approximately $156,000, or 0.9% of net sales, despite recognizing approximately $212,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $43,000, or 0.3% of net sales, for the same six month period in 2006 (after the approximate $106,000 in stock option expense).  Although net income was positive in both periods, our earnings per share were slightly negative in both periods because our preferred stock dividend payments must be subtracted from net income when calculating earnings per share.

During the six months ended June 30, 2007, we had a positive EBITDA of approximately $1.2 million, or 6.7% of net sales, compared to an EBITDA of approximately $336,000, or 2.1% of net sales, for the six months ended June 30, 2006.

EBITDA is a non-GAAP measure.  Because not every company defines EBITDA in the same way, our EBITDA figures may not be fully comparable to those reported by other companies.  We define EBITDA as net income before interest, taxes, depreciation, amortization, stock option expense, non-cash loan fees and gain on our 2003 building sale.

The following table reconciles EBITDA to net income for the six months ended June 30, 2007 and 2006, respectively:
For the six months ending	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Net Income	$156,416	$43,221
Interest Income	(30,979)	(40,752)
Interest Expense	133,313	10,629
Non-Cash Loan Fee	173,562	-
Provision for Income Taxes	800	9,235
Depreciation and Amortization	592,916	372,500
Stock Option Expense	212,103	115,693
Gain on Building Sale	(58,636)	(58,637)
EBITDA *	$1,179,495	$451,889

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

On January 1, 2006, we adopted SFAS 123(R), which requires companies to measure an equity instrument based on the grant-date fair value of the award and expense the value.  We use the Black-Scholes pricing model to determine the fair value of our options on the measurement date.  The cost is recognized over the requisite period (usually the vesting period).  During the first six months of 2007 and 2006 we had stock option expense of approximately $212,000 and $116,000 related to stock option awards, respectively.  Without the adoption of SFAS 123(R), our operating income, net income and net income per share would have been increased to the pro forma non-GAAP amounts indicated below:

	Three Months Ended				Six Months Ended
June 30,	2007	%	2006	%	2007	%	2006	%
GAAP Operating Income	$ 153,028	1.8%	$ 10,094	0.1%	$ 374,476	2.1%	$ (36,304)	-0.2%
SFAS 123(R) stock -based compensation	107,484	1.2%	24,992	0.2%	212,103	1.2%	115,693	0.7%
Non-GAAP Operating Income	260,512	1.5%	35,086	0.2%	586,580	3.3%	79,389	0.5%
Non-Operating Income/(Expense)
Interest income	10,023	0.1%	7,137	0.0%	30,979	0.2%	40,752	0.3%
Interest and other expense	(57,955)	-0.3%	(5,346)	0.0%	(133,313)	-0.8%	(10,629)	-0.1%
Gain on building sale (Note 3(a))	(87,261)	-0.5%	0	0.0%	(173,562)	-1.0%	0	0.0%
Non-Cash loan fee - (Note 3(b))	29,318	0.2%	29,319.00	0.2%	58,636	0.3%	58,637.00	0.4%
Total Non-Operating Income	(105,876)	-0.6%	31,110	0.2%	(217,261)	-1.2%	88,760	0.6%
Non-GAAP Net Income Before Taxes	$ 154,636	0.9%	$ 66,196	0.4%	$ 369,319	2.1%	$ 168,149	1.1%
Income Tax Provision	-	0.0%	5,000	0.0%	(800)	0.0%	9,235	0.1%
Non-GAAP Net Income	$ 154,636	0.9%	$ 61,196	0.4%	$ 370,119	2.1%	$ 158,914	1.0%
Non-GAAP Net Income	154,636		61,196		370,119		158,914
Less Preferred Dividend Payments	(138,866)		(98,774)		(282,633)		(197,684)
Adjusted Net Income/(Loss) for EPS Calculation	15,770		(37,578)		87,486		(38,770)
Non-GAAP Net Income Per Share	$ 0.00		$ (0.00)		$ 0.00		$ (0.00)
Weighted-Average Shares Outstanding	29,643,246		28,818,403		29,606,975		28,818,403

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

Three-Months Ended June 30, 2007 -vs.- Three-Months Ended June 30, 2006

During the three months ended June 30, 2007, we had net sales of approximately $8.6 million as compared to equivalent net sales of approximately $8.6 million for the same three month period in 2006.  We had a higher mix of revenue from commercial customers in the 2007 period.  Revenue for the three months ended June 30, 2007 from government and government related work was approximately $6.4 million and revenue from commercial customers was approximately $2.2 million.  In comparison, in the three months ended June 30, 2006, revenue from government and government related work was approximately $7.6 million and revenue from commercial customers was approximately $1.0 million.

For the three months ended June 30, 2007, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $6.2 million, or 71.1% of net sales, as compared to approximately $6.3 million, or 73.3% of net sales, during the same period in 2006.  The decrease in cost of sales is primarily related our efforts to conclude loss generating fixed price development contracts and the release of accruals recorded in prior periods.  We continue to focus efforts on managing our growth including but not limited to recruiting new engineering, business management and other technical talent, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

We experienced a slight increase of approximately $52,000 in operating expenses for the three month period ended June 30, 2007, compared to the same period in 2006.  Total operating expenses as a percentage of net sales increased slightly from 26.5% for the three months ended June 30, 2006 to 27.1% for the three months ended June 30, 2007.  The dollar increase was mainly due to increases in marketing and sales and general and administrative expenses, offset by certain reductions in research and development expenses.

•
General and administrative expenses decreased approximately $64,000 from approximately $1.5 million, or 17.1% of net sales, for the three months ended June 30, 2006 to approximately $1.4 million, or 16.3% of net sales, for the same three month period in 2007.  The slight decrease can be attributed mainly to moving the Durham facility, improving the infrastructure on our new Louisville facility and certain increases related to Sarbanes-Oxley compliance requirements, which were partially offset by ongoing cost control efforts.

•	Research and development expenses remained relatively the same for the three months ended June 30, 2007 and 2006 at approximately $123,000, or 1.4% of net sales, respectively.

•
Marketing and sales expenses increased to approximately $806,000, or 9.3% of net sales, for the three months ended June 30, 2007, from approximately $691,000, or 8.0% of net sales, during the same period in 2006.  The increase of approximately $115,000 was mainly due to additional proposal activity and a focus on new business development and marketing.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated at 4.0%, expected volatility ranged from 86% to 100% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be three years based on the average vesting period of options granted.  The total expense for the three months ended June 30, 2007 and 2006 was approximately $107,000 and $25,000, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
Interest expense and loan fees for the three months ended June 30, 2007 and 2006 was approximately $58,000 and $5,000, respectively.  The increase was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not borrow any significant amount during the same period in 2006.  We generated interest and other income in the three months ended June 30, 2007 and 2006 of approximately $10,000 and $7,000, respectively.

•
We recognized approximately $29,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the three month periods ended June 30, 2007 and 2006, and we will continue to amortize the remaining deferred gain of approximately $655,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

•
We recorded non-cash loan fees related to our revolving credit facility of approximately $87,000 for the three month period ended June 30, 2007.  The expense was due to the issuance of 310,009 shares of our common stock, valued at $350,000, to Laurus in September 2006 under the terms of the new revolving credit facility; we are amortizing this expense over the initial one-year term of the credit facility. We will continue to expense the remaining $87,000 through September 2007. If the revolving credit facility is extended for another year, we will issue an additional $200,000 in our common stock to Laurus and amortize its cost over that twelve month period.

During the three months ended June 30, 2007 we generated net income of approximately $47,000, or 0.5% of net sales, despite recognizing approximately $107,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $36,000, or 0.4% of net sales, for the same three month period in 2006 (after the approximate $25,000 in stock option expense).  Although net income was positive in both periods, our earnings per share were slightly negative in both periods because our preferred stock dividend payments must be subtracted from net income when calculating earnings per share.

During the three months ended June 30, 2007, we had a positive EBITDA of approximately $537,000, or 6.2% of net sales, compared to a EBITDA of approximately $260,000, or 3.0% of net sales, for the three months ended June 30, 2006.

EBITDA is a non-GAAP measure.  Because not every company defines EBITDA in the same way, our EBITDA figures may not be fully comparable to those reported by other companies.  We define EBITDA as net income before interest, taxes, depreciation, amortization, stock option expense, non-cash loan fees and gain on our 2003 building sale.

The following table reconciles EBITDA to net income for the three months ended June 30, 2007 and 2006, respectively:

For the three months ended	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Net Income	$47,152	$36,204
Interest Income	(10,023)	(7,137)
Interest Expense	57,955	5,346
Non-Cash Loan Fee	87,261	-
Provision for Income Taxes	-	5,000
Depreciation and Amortization	276,678	225,130
Stock Option Expense	107,484	24,992
Gain on Building Sale	(29,318)	(29,318)
EBITDA	$537,190	$260,217

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

On January 1, 2006, we adopted SFAS 123(R), which requires companies to measure an equity instrument based on the grant-date fair value of the award and expense the value.  We use the Black-Scholes pricing model to determine the fair value of our options on the measurement date.  The cost is recognized over the requisite period (usually the vesting period).  During the three months ended June 30, 2007 and 2006 we had stock option expense of approximately $107,000 and $25,000 related to stock option awards, respectively.  Without the adoption of SFAS 123(R), our operating income and net income would have been increased and our net loss per share would have been reduced to the pro forma non-GAAP amounts indicated below:

	Three Months Ended				Six Months Ended
June 30,	2007	%	2006	%	2007	%	2006	%
GAAP Operating Income	$153,028	1.8%	$10,094	0.1%	$374,476	2.1%	$(36,304)	-0.2%
SFAS 123(R) stock -based compensation	107,484	1.2%	24,992	0.2%	212,103	1.2%	115,693	0.7%
Non-GAAP Operating Income	260,512	1.5%	35,086	0.2%	586,580	3.3%	79,389	0.5%
Non-Operating Income/(Expense)
Interest income	10,023	0.1%	7,137	0.0%	30,979	0.2%	40,752	0.3%
Interest and other expense	(57,955)	-0.3%	(5,346)	0.0%	(133,313)	-0.8%	(10,629)	-0.1%
Gain on building sale (Note 3(a))	(87,261)	-0.5%	0	0.0%	(173,562)	-1.0%	0	0.0%
Non-Cash loan fee - (Note 3(b))	29,318	0.2%	29,319.00	0.2%	58,636	0.3%	58,637.00	0.4%
Total Non-Operating Income	(105,876)	-0.6%	31,110	0.2%	(217,261)	-1.2%	88,760	0.6%
Non-GAAP Net Income Before Taxes	$154,636	0.9%	$66,196	0.4%	$369,319	2.1%	$168,149	1.1%
Income Tax Provision	-	0.0%	5,000	0.0%	(800)	0.0%	9,235	0.1%
Non-GAAP Net Income	$154,636	0.9%	$61,196	0.4%	$370,119	2.1%	$158,914	1.0%
Non-GAAP Net Income	154,636		61,196		370,119		158,914
Less Preferred Dividend Payments	(138,866)		(98,774)		(282,633)		(197,684)
Adjusted Net Income/(Loss) for EPS Calculation	15,770		(37,578)		87,486		(38,770)
Non-GAAP Net Income Per Share	$0.00		$(0.00)		$0.00		$(0.00)
Weighted-Average Shares Outstanding	29,643,246		28,818,403		29,606,975		28,818,403

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

Liquidity and Capital Resources

Net increase in cash during the six months ended June 30, 2007 was approximately $1.5 million, primarily due to advances on our revolving credit facility, compared to a cash decrease of $4.5 million for the same six month period in 2006, primarily due to the uses of cash in the merger with Starsys.  Net cash provided by operating activities totaled approximately $348,000 for the six months ended June 30, 2007, an increase of approximately $2.6 million as compared to approximately $2.3 million used in operating activities during the same six month period in 2006.  The increase was primarily due to our one-time need to use our cash resources to pay accounts payable and fund accounts receivable related to the merger with Starsys in early 2006.

Net cash used in investing activities totaled approximately $543,000 for the six months ended June 30, 2007, compared to approximately $2.1 million used in investing activities during the same six month period in 2006. The decrease in cash used in investing activities is primarily due to no acquisition-specific expenses this year compared to funding capital acquisition costs associated with the Starsys merger last year.

Net cash provided by financing activities totaled approximately $1.7 million for the six months ended June 30, 2007, which is an increase of approximately $1.7 million from approximately $59,000 provided by financing activities during the same six months in 2006.  This is primarily attributable to our new revolving credit facility, which provided over $2.2 million in cash during the first six months of 2007.  In the 2006 period, we raised approximately $4.8 million net in our Series D-1 preferred stock financing but invested most of the proceeds in the Starsys merger.

At June 30, 2007, our cash, which included cash reserves and cash available for investment, was approximately $2.9 million, as compared to approximately $1.3 million at June 30, 2006, a increase of approximately $1.6 million.  At June 30, 2007, our working capital ratio was 1.1:1 versus a working capital ratio of 1.2:1 for the same period in 2006. A working capital ratio of 1:1 means that current assets are equal in amount to all current liabilities.

As of June 30, 2007, our backlog of funded and non-funded business was approximately $22 million, compared to approximately $20 million as of December 31, 2006 and compared to $41 million as of June 30, 2006.

As of June 30, 2007 there has been no material changes in our utilization of net operating loss carryforwards or effective tax rate from those reported in our Form 10-KSB annual report filed on April 2, 2007.  Pursuant to Internal Revenue Code Section 382 and 383, our use of net operating loss and credit carryforwards may be limited as a result of cumulative changes in the ownership of more than 50% over a three year period.

Our ability to increase cash generation from operations depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) our ability to continue to effectively integrate operations with Starsys, manage the uncertainties in the government budgeting process, implement cost controls and limit the possibility of further cost overruns on fixed-price contracts, and generate substantial new revenue from customers, including but not limited to, the Missile Defense Agency.  In any event, we might also find it desirable from time to time to seek to raise capital to finance growth opportunities and/or to refinance existing securities.

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

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, was published by the FASB on December 31, 2002.  The effective date of SFAS No. 148 was December 15, 2002.  SFAS No. 123 prescribes a "fair value" methodology to measure the cost of stock options and other equity awards.  Companies may elect either to recognize fair value stock-based compensation costs in their financial statements or to disclose the pro forma impact of those costs in the footnotes.  Through December 31, 2005, we had chosen the latter approach.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48").  FIN 48 creates a single model to address accounting for uncertainty in income tax positions.  FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we, have also adopted this statement as of January 1, 2007.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.

As of the issuance date of these financial statements, we have not completed our assessment of potential unrecognized tax benefits.  Therefore, we have not recorded, nor do we expect to record, any change to retained earnings as a result of the adoption of FIN 48.  We believe that at January 1, 2007 and June 30, 2007 we have no unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods.  Our continuing practice will be to recognize interest and/or penalties related to income tax matters in income tax expense.  We have had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at June 30, 2007.

The tax years 2002 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which we are subject.

Recent Accounting Pronouncements

There were no recent Accounting Pronouncements that affected us during the first six months of 2007.  For past pronouncements, please refer to our Form 10-KSB filed on April 2, 2007.

Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

Risks Related to our Company

We have experienced losses from operations in prior periods and have been required to seek additional financing to support our businesses.

In prior years, both SpaceDev and Starsys have experienced operating losses and, in some periods, revenues from operations have not been sufficient to fund our respective operations.  On a pro forma basis, our combined company would have had revenue of approximately $34.1 million, $27 million and $23 million, and a net loss from operations of approximately $1.0 million, $2.9 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, assuming the merger had occurred on January 1, 2004.  We had revenue of approximately $17.7 million and $17.4 million (on a pro-forma basis), respectively, and net income from operations of approximately $374,000 and a net loss from operations of approximately $101,000 (on a pro-forma basis), respectively, for the six months ended June 30, 2007 and 2006.  The success of our combined companies depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to price fixed-price contracts accurately, to attract and successfully complete additional government and commercial contracts, and possibly to obtain additional financing.  The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

If we are unable to raise capital, we may be unable to fund operating cash shortfalls and future growth opportunities.

In the past, both SpaceDev and Starsys have relied upon cash from financing activities to fund part of the cash requirements of our respective businesses.  Although we are currently generating a modest amount of cash from operations, we may need additional financing to fund our projected operations, capital expenditures or expansion plans (including acquisitions).  Additional financing may not be available to us on acceptable terms, or at all.  Any financing may cause additional dilution to existing shareholders.  Any debt financing or other issuance of securities senior to common stock likely will include financial and other covenants that will restrict our operating flexibility and our ability to pay dividends to common shareholders.

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

We provide our products and services primarily through fixed-price and cost plus fixed fee contracts. Starsys has experienced significant losses on fixed-price contracts, especially those requiring product developments. Cost overruns may result in further losses and, if significant, could impair our liquidity position.

Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts, unless we can obtain voluntary relief from our customer, which relief (or additional consideration) cannot be assured. Although we have taken significant steps to try to limit our risk on fixed price contracts going forward, Starsys has experienced significant cost overruns on development projects under fixed-price contracts, resulting in estimated losses on contracts before application of any reserves of approximately $2.9 million for Starsys’ fiscal 2005 and approximately $1.7 million for the twelve months ended December 31, 2006. As of June 30, 2007, we retained reserves of approximately $200,000 for potential risks on development projects, which had begun prior to the merger in January 2006.

As a particular example, Starsys experienced significant cost overruns throughout 2006 on a sizable subcontract with Northrop Grumman Space Technology.  In early 2007, we were successful in negotiating with our customer for a contract modification based on performance incentives.  Since we were successful in achieving our performance targets, we defrayed some of our cost overruns. However, there are ongoing costs related to life tests and there may still be further dispute as to whether we completed all of our contract requirements.  Any ongoing significant overruns could materially impair our liquidity and operations.

When contract provisions produce unfavorable results for us, or fixed price development contracts result in losses, we generally do not have the legal or economic leverage needed to easily obtain renegotiated terms. Our customers generally would not fear any threat we might make to withhold future business and our financial and business position make litigation an unfavorable option for us. On the other hand, the reverse might be true of our customers, who tend to be large aerospace companies with significant resources. In the particular case of two major Starsys fixed-price contracts on which we have experienced significant cost overruns, the customers were willing to work with us and negotiations resulted in contract amendments providing additional incentive payments based on performance; however, there can be no assurance that future attempts to renegotiate contracts will be successful.

To mitigate risks of this kind, we have made a business decision to limit new fixed-price development contracts and offer our customers alternative contract structures that better protect us.  This decision could limit our ability to obtain new business, which has the potential for significant profitability.

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

We have relocated to a new Colorado facility and North Carolina facility in the first six months of  2007.

The move of our Boulder, Colorado and Durham, North Carolina operations to new and larger nearby facilities in the first half of 2007 was time consuming and expensive and partially disrupted operations.  In addition, we may not achieve anticipated efficiencies or other operational benefits of these moves.  Although both moves are essentially complete, we may still encounter difficulties, costs, and delays involved in recertifying our equipment, reestablishing network and communication capabilities, or other required operating essentials.  Failure for us to successfully manage the facility moves could damage relationships with our customers, divert management attention from other ongoing business opportunities, cause additional and unexpected program delays, and create additional costs and inefficiencies in personnel productivity.  Moreover, if our business does not develop as expected the new facilities may be larger than what we require, resulting in rent payments for some unneeded space.  Our rental costs at the new facilities will be approximately 65% higher than we had paid at the prior facilities.

A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by the customer.

Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts.  Government budgets (both in general and as to space and defense projects) are subject to the prevailing political climate, which is subject to change at any time.  Additionally, awarded contracts could be altered or terminated before we recognize our projected revenue. Many contracts are awarded in phases where future phases are not guaranteed to us.  For example, in our Missile Defense Agency contract, if Task Order IV of our Missile Defense Agency contract, which is currently funded for approximately $9.0million, is not increased and we are not awarded any further task orders, we will have garnered a total of only about $23 million of the $43 million potentially available under the contract.  The Missile Defense Agency has indicated that it may reduce or eliminate funding for the program in GFY 2008 due to government budget allocations and reductions. The Missile Defense Agency recently extended the end time of Task Order IV from March 1, 2007 to June 15, 2007 and then again to September 30, 2007.  We are working with the Missile Defense Agency and other government agencies who may be interested in our microsat program both in addition to, and possibly in place of, the Missile Defense Agency program since there can be no assurances that our discussions with the MDA will be fruitful or that any additional task orders will be awarded in the future, or that task order funding will be available.

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

As of June 30, 2007, we are obligated to issue 6,126,856 shares of our common stock, of which 1,922,138 are represented by outstanding warrants and 4,204,718 could be converted from our outstanding preferred stock.  In addition, as of June 30, 2007, we had outstanding stock options to purchase an aggregate of 10,866,891 shares of our common stock, of which 8,524,405 are currently vested.  The total number of shares, issuable upon the exercise or conversion of currently vested warrants, options and preferred stock (14,453,261 shares) represents approximately 48% of our issued and outstanding shares of common stock as of June 30, 2007.

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

Most of our products are technologically advanced and tested, but sometimes are not space qualified for performance under demanding operating conditions. Many of our customers conduct extensive testing during the extensive pre-launch period, while the hardware is on the ground.  As a result, depending on the contract terms, we could incur additional costs related to rework.  We have established a warranty policy and have currently accrued $535,000 as a reserve against product rework.  Although we have never had a failure of our products in space, it is possible that our products may not successfully launch or operate, or perform as intended in space. Like most organizations that have launched space qualified hardware, we may experience some product and service failures, cost overruns, schedule delays, and other problems in connection with our products.

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

Our founder, Jim Benson, is no longer a Company Officer.

Our founder and former chief executive officer, James W. Benson, resigned as our Chairman and chief technology officer in September 2006 in order to found a new company, Benson Space Company.  Although Benson Space Company has been one of our customers and may become a future customer, the departure of a founder, who has helped to shape our culture and vision, is always a special challenge for an emerging company.

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

The market prices of securities of technology-based companies like ours, particularly in industries (also like ours) where substantial value is ascribed to a hope for future increase in the size of the total market, are often highly volatile. The market price of our common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control, including:

•	deviations in our results of operations from estimates;
•	changes in estimates of our financial performance;
•	changes in our markets, including decreased government spending or the entry of new competitors;
•	awards of significant contracts to competitors rather than to us;
•	our inability to obtain financing necessary to operate our business;
•	changes in technology;
•	potential loss of key personnel;
•	short selling;
•	regular stock selling programs established and executed by insiders;
•	changes in market valuations of similar companies and of stocks generally;
•	volume fluctuations generally including, but not limited to, resales by former Starsys stockholders or by Laurus Master Fund; and,
•	other factors listed above in "Our operating results could fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline."

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

As of June 30, 2007, our executive officers and directors together beneficially owned approximately 34.2% of the issued and outstanding shares of our common stock.  James W. Benson and Susan C. Benson beneficially own approximately 31.7% of our common stock.  (Mr. Benson separated from our employ in September 2006 and founded Benson Space Company but retains a seat on our Board of Directors.)  As a result, executive officers, directors and/or significant shareholders (i.e., the Bensons) could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving us.  In addition, through control of the Board of Directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.  In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders.  A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future.

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future.  We are currently effectively obliged to pay quarterly dividends on our preferred stock in cash.  Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value.  In addition, the terms of our preferred stock currently restrict, and any other credit or borrowing arrangements that we may enter into may in the future restrict or limit, our ability to pay common stock dividends to our shareholders.

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

We have up to 10,000,000 shares of authorized preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Convertible Preferred Stock and approximately 3,835 shares of our Series D-1 Preferred Stock.  Our Board of Directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.  Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

Our secured debt financing is expensive and onerous.

On September 29, 2006, we entered into a secured revolving credit facility with Laurus Master Fund.  Although the maximum size of the facility is $5.0 million, actual borrowings are limited by a formula based on our eligible accounts receivable and eligible inventory.  Our current cash advance is approximately $3.0 million. We paid a loan fee at closing in the form of common stock valued at $350,000 which is being spread over the first year of the line of credit.  In addition, we will be required to pay Laurus additional loan fees in the form of common stock valued at $200,000 on each anniversary date of the facility, if the facility remains in place.   In addition, the outstanding balance on the facility bears interest at a floating rate of prime plus 2%, and the maximum life of the facility is three years.  The facility is collateralized by substantially all of our assets.  The facility contains certain default provisions.  In the event of a default by us, we will be required to pay an additional fee per month until the default is cured.  Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default.

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

ITEM 3A.                      CONTROLS AND PROCEDURES

Mark N. Sirangelo, our chief executive officer, and Richard B. Slansky, our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective.

We are not yet required to furnish the information called for by Item 308T of Regulation S-B.

PART II -- OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS
None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No further disclosure required.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit No.	Description	Filed Herewith	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.
10.1	Warrant Exercise Offer - Form of Letter sent to all Series D-1 Preferred Shareholders	X
10.2	Escrow Consent and Waiver	X
31.1	Rule 13a-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) certification of Chief Financial Officer	X
32.1	Section 1350/Rule 13a-14(b) certifications	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpaceDev, Inc.
Registrant

Dated:  August 13, 2007                                                               By: /s/ Mark N. Sirangelo
    Mark N. Sirangelo
    Chief Executive Officer

Dated:  August 13, 2007                                                                By: /s/ Richard B. Slansky
    Richard B. Slansky
    President & Chief Financial Officer