Form 10QSB
period 2007-09-30
SPACEDEV, INC.
filed 2007-11-09
CIK 1031833

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________
Commission File Number     000-28947    .

SpaceDev, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1374613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
13855 Stowe Drive, Poway, California 92064
(Address of principal executive offices)

(Issuer's telephone number)   (858) 375-2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,382,460 shares of Issuer's voting common stock were outstanding on November 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

SPACEDEV, INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I -- FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets
	(Unaudited)
	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash	$5,092,312	$1,438,146
Accounts receivable (Note 2(d))	7,065,771	7,289,720
Inventory (Note 2(b))	1,067,530	309,205
Other current assets (Note 6(a))	1,045,619	599,565
Total Current Assets	14,271,232	9,636,636
Fixed Assets - Net	4,447,478	3,793,365
Intangible Assets	745,934	841,133
Goodwill (Note 5)	11,233,665	11,233,665
Other Assets (Note 6(b))	1,051,309	626,086
Total Assets	$31,749,618	$26,130,885
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,636,777	$1,755,985
Current portion of notes payable	61,033	-
Current portion of capitalized lease obligations	75,690	35,441
Accrued payroll, vacation and related taxes	1,290,631	1,184,457
Billings in excess of costs and deferred revenue (Note 2(a))	2,046,245	2,816,072
Revolving line of credit (Note 3(b))	2,789,574	805,172
Other accrued liabilities (Note 2(f))	1,375,270	1,602,561
Total Current Liabilities	9,275,220	8,199,688
Notes Payable, Less Current Maturities	161,373	50,193
Capitalized Lease Obligations, Less Current Maturities	260,634	136,709
Deferred Gain - Assets held for sale (Notes 3(a))	625,451	713,405
Other Long Term Liabilities (Note 2(f))	459,126	15,266
Total Liabilities	10,781,804	9,115,261
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 10,000,000
shares authorized, and 252,104 and 252,963 shares issued
and outstanding, respectively (Note 4)
Series C Convertible preferred stock (Note 4(a))	248	248
Series D-1 Convertible preferred stock (Note 4(b))	4	5
Common stock, $0.0001 par value; 100,000,000 shares
authorized, and 37,360,085 and 29,550,342 shares issued
and outstanding, respectively (Note 4)	3,736	2,953
Additional paid-in capital	37,303,850	33,150,566
Accumulated deficit	(16,340,024)	(16,138,148)
Total Stockholders’ Equity	20,967,814	17,015,624
Total Liabilities and Stockholders' Equity	$31,749,618	$26,130,885
The accompanying notes are an integral part of these consolidated financial statements.

 SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended				Nine Months Ended
September 30,	2007	%	2006	%	2007	%	2006	%
Net Sales	$7,606,322	100.0%	$7,006,347	100.0%	$25,310,938	100.0%	$22,812,290	100.0%
Total Cost of Sales*	5,402,113	71.0%	5,123,878	73.1%	18,519,652	73.2%	16,718,917	73.3%
Gross Margin	2,204,209	29.0%	1,882,469	26.9%	6,791,286	26.8%	6,093,373	26.7%
Operating Expenses
Marketing and sales	796,695	10.5%	524,701	7.5%	2,189,571	8.7%	1,859,396	8.2%
Research and development	101,890	1.3%	70,754	1.0%	265,045	1.0%	275,592	1.2%
General and administrative	1,141,599	15.0%	1,282,775	18.3%	3,798,169	15.0%	3,990,450	17.5%
Total Operating Expenses*	2,040,184	26.8%	1,878,230	26.8%	6,252,785	24.7%	6,125,438	26.9%
Income/(Loss) from Operations	164,025	2.2%	4,239	0.1%	538,501	2.1%	(32,065)	-0.1%
Non-Operating Income/(Expense)
Interest income	13,868	0.2%	2,714	0.0%	44,847	0.2%	43,466	0.2%
Interest and other expense	(63,104)	-0.8%	(7,842)	-0.1%	(196,417)	-0.8%	(18,471)	-0.1%
Non-Cash loan fee - (Note 3(b))	(86,302)	-1.1%	(1,918)	0.0%	(259,865)	-1.0%	(1,918)	0.0%
Gain on building sale (Note 3(a))	29,319	0.4%	29,319	0.4%	87,955	0.3%	87,956	0.4%
Total Non-Operating Income/(Expense)	(106,219)	-1.4%	22,273	0.3%	(323,480)	-1.3%	111,033	0.5%
Income Before Taxes	57,806	0.8%	26,512	0.4%	215,021	0.8%	78,968	0.3%
Income Tax Provision	-	0.0%	5,055	0.1%	800	0.0%	14,290	0.1%
Net Income	$57,806	0.8%	$21,457	0.3%	$214,221	0.8%	$64,678	0.3%

Net Income	57,806		21,457		214,221		64,678
Less Dividends Declared (Note 4(a) and (b))	(133,462)		(150,842)		(416,096)		(446,791)
Adjusted Net Income (Loss) for EPS Calculation	(75,656)		(129,385)		(201,875)		(382,113)
Net Income Per Share:	$(0.00)		$(0.00)		$(0.01)		$(0.01)
Weighted-Average Shares Outstanding	30,914,735		29,027,350		30,044,852		28,419,751
Fully Diluted Net Income Per Share:	$(0.00)		$(0.00)		$(0.01)		$(0.01)
Fully Diluted Weighted-Average Shares Outstanding	30,914,735		29,027,350		30,044,852		28,419,751

* The following table shows how the Company's stock option expenses are allocated to all expenses. These non-cash stock option expenses are included in the unaudited operating results stated above.
Cost of sales	$84,701		$10,287		$162,074		$10,287
Marketing and sales	25,536		717		58,864		717
Research and development	-		-		-		-
General and administrative	(20,197)		(25,555)		81,206		90,138
Total Non-Cash Stock Option Expense	$90,040		$(14,551)		$302,144		$101,142
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2007	2006
Cash Flows From Operating Activities
Net income	$ 214,221	$ 64,678
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	887,031	613,166
Gain on disposal of building sale	(87,954)	(87,956)
Stock option expense	302,144	103,317
Non-cash loan fee	259,865	1,918
Change in operating assets and liabilities	(2,355,154)	(2,014,912)
Net Cash Used In Operating Activities	(779,847)	(1,319,788)
Cash Flows From Investing Activities
Other assets, capitalized acquisition costs	-	(1,066,564)
Purchases of fixed assets	(881,517)	(1,163,743)
Net Cash Used In Investing Activities	(881,517)	(2,230,307)
Cash Flows From Financing Activities
Principal payments on notes payable	(15,991)	(4,675,832)
Principal payments on capitalized lease obligations	(25,424)	(20,789)
Dividend payments on Series C and Series D-1 preferred	(436,604)	(352,894)
Proceeds from revolving credit facility	1,984,402	1,926,853
Employee stock purchase plan	49,802	122,086
Other assets, capitalized revolving credit facility costs	-	(175,000)
(Repurchase) Issuance of preferred stock	(859,329)	4,316,850
Proceeds from issuance of common stock	4,618,674	352,395
Net Cash Provided by Financing Activities	5,315,530	1,493,669
Net Increase (Decrease) in Cash	3,654,166	(2,056,426)
Cash at Beginning of Period	1,438,146	5,750,038
Cash at End of Period	$ 5,092,312	$ 3,693,612
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Cont'd.
(Unaudited)
Nine Months Ended September 30,	2007	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 196,417	$ 18,471
Taxes	800	21,000

Noncash Investing and Financing Activities:

During the nine months ended September 30, 2007 and 2006, the Company entered into capital leases in the amount of approximately $190,000 and $184,000, respectively.

During the nine months ended September 30, 2007 and 2006, the Company declared dividends in the amount of $416,096 and $446,791 respectively, for our Series C and Series D-1 Preferred Stock.

 During the nine months ended September 30, 2007 and 2006, the Company converted  $92,577 and $122,086 of employee stock purchase plan contributions into 126,351 and 104,845 shares of common stock, respectively.

 During the nine months ended September 30, 2006, the Company issued 310,009 shares of common stock and expensed $350,000, which was spread over the previous twelve months, in non-cash loan fees for the additional expenses incurred under our revolving credit facility with Laurus Master Fund.

 During the nine months ended September 30, 2007, the Company accrued $200,000 which represented 279,600  shares for the additional expenses incurred under our revolving credit facility with the Laurus Master Fund. The $200,000 in expense will be expensed over the next twelve months, as non-cash loan fees

During the nine months ended September 30, 2007, the Company entered into notes payable for licensed software, services and hardware in the amount of approximately $188,000.

 During the nine months ended September 30, 2007, the Company experienced an increase in fixed assets related to tenant improvements paid by the landlord of the Company's new Colorado facility of approximately $375,000, which is offset by an equivalent reduction of rent expense for the life of the lease.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying consolidated financial statements of SpaceDev, Inc., a Delaware corporation (“the Company”) includes the accounts of the Company and its subsidiary, Starsys, Inc., a Colorado corporation, and its inactive subsidiary Dream Chaser, Inc., a Delaware corporation.  [On August 20, 2007, SpaceDev, Inc., a Colorado corporation, reincorporated in the State of Delaware.  The reincorporation was accomplished by the merger of SpaceDev Colorado with and into the Company, which was a wholly owned subsidiary of SpaceDev Colorado.  The Company is the surviving corporation and SpaceDev Colorado no longer exists. Where applicable, references in the we notes to “the Company” should be understood to include SpaceDev Colorado.]  In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB.  Accordingly, reference should be made to the Company's Form 10-KSB filed on April 2, 2007 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed.  The consolidated results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2007 or any future period, and the Company makes no representations related thereto.

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

On January 31, 2006, the Company acquired Starsys Research Corporation, a Colorado corporation.  After the merger, the Company maintained its headquarters in California and operating centers in California, Colorado and North Carolina.  As a result of the merger, the Company grew from just over 50 employees to over 200 employees.  The acquisition of Starsys on January 31, 2006 fundamentally changed the Company’s profile. The merger took place on January 31, 2006 and not January 1, 2006; therefore, the presentation of financial results for the nine month period ended September 30, 2007 represents nine months of combined results whereas the comparable period in 2006 includes only eight months of combined results.

2.       Accounting Policies

(a)  Revenue Recognition

The Company's revenues for the nine months ended September 30, 2007 were derived primarily from fixed price contracts and commercial sales of component and subsystem products along with some United States government cost plus fixed fee (CPFF) contracts, which is compared to primarily the same type contracts for February through September 2006 and mainly CPFF contracts during the month of January 2006.  Revenues for the nine month period ended September 30, 2007 represents a full nine months of combined results whereas the comparable period in 2006 includes only eight months of Starsys operations.  Estimated contract profits are taken into earnings in proportion to revenues recorded.  Time and material revenues are recognized as services are performed and costs incurred.  Certain fixed price contracts were accounted for according to the "percentage-of-completion" method of accounting for long-term contracts.  The amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method).  Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project.  Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities.  The current accrual for potential losses on projects, which existed at January 31, 2006, is approximately $80,000.  The accrual is adjusted as projects move toward completion and more accurate estimates are established.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract.  All other selling, general and administrative costs are expensed as incurred.  Professional fees are billed to customers on a time and materials basis.  Time and material revenues are recognized as services are performed and costs incurred.

(b) Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a First-In, First-Out (FIFO) basis, unless required by customer contract to be distributed by specific identification for lot control purposes.  Inventory includes raw material inventory, finished goods inventory, and work-in-process inventory.

(c) Earnings Per Share

For the three and nine months ended September 30, 2007, options to purchase approximately 11.0 million shares of common stock and warrants to issue approximately 1.9 million shares of common stock was excluded from the computation of fully diluted earnings per share.  The Company also excluded the effect of the convertible preferred shares in fully diluted earning per common share calculation using the "if converted" method. Under that method, the convertible Series D-1 preferred shares are assumed to be converted into common shares at conversion rates of $1.48 per share, which totals approximately 2.5 million common shares.  Also, approximately 4.0 million common shares underlying the Series C preferred stock (which is currently convertible at $0.62 per share) was also excluded as the Company does not currently have fully diluted earnings per share due to the Company experiencing an adjusted net loss for EPS calculation for the three and nine month periods ended September 30, 2007.  The Company recorded an adjusted net loss in both periods after dividends of approximately $76,000 and $202,000 for the three and nine months, respectively, making a fully diluted calculation unnecessary for all options, warrants and convertible preferred stock outstanding regardless of the strike price in comparison to the stock price at September 30, 2007.

(d)         Accounts receivable and allowances for uncollectible accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts and includes costs and estimated earnings in excess of billings on uncompleted contracts which represents approximately $1.5 million and $1.7 million at September 30, 2007 and December 31, 2006, respectively.  The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified.  Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.  As of both September 30, 2007 and December 31, 2006, the allowance for uncollectible accounts was approximately $75,000.

(e)	Estimates

Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.

(f)	Other accrued liabilities

Other accrued liabilities consist of short term expenses, which the Company has incurred or is expected to incur, at a date not beyond twelve months into the future. This includes estimates and assumptions including but not limited to warranty obligations.  Actual results may differ from these estimates under different conditions, and such differences may be material.  The following is a listing of items that constitute the Company’s other accrued liabilities at September 30, 2007.

Other Accrued Liabilities - September 30,	2007
Warranty reserve	$ 483,797
Annual revolving credit facility fee	200,000
Rate accrual	191,306
Preferred dividend accrual	133,496
Provision for anticipated loss	80,287
Deferred rent	37,483
Accrued taxes	35,750
All other accrued liabilities	213,151
Total Other Accrued Liabilities	$ 1,375,270

Other long term liabilities consist of long term expenses, which the Company has incurred or is expected to incur, at a date beyond twelve months into the future. Other long term liabilities consists of approximately $459,000 of deferred rent expense in connection with SFAS 13 as it pertains to the Company’s new Louisville, Colorado and Durham, North Carolina facilities.

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

As of the issuance date of these financial statements, the Company had not completed its assessment of potential unrecognized tax benefits.  The Company will continue its assessment; however, at this point, it has not recorded, nor does it expect to record, any change to retained earnings as a result of the adoption of FIN 48.  The Company believes that at January 1, 2007 and September 30, 2007 it had no unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods.  The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at September 30, 2007.

The tax years 2002 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which it is subject.

3.     Long Term Liabilities

a)     Building and Deferred Gain.

In January 2003, the Company sold its interest in its Poway, California headquarters facility.  The transaction included the sale of the land and building and a deferred gain was recorded.  In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities.  The Company's then chief executive officer provided a guaranty for the leaseback, which guaranty is still in place.  The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term.  The deferred gain of $1,172,720 is being amortized at the rate of $117,272 per year for ten years ending in January 2013.  As of September 30, 2007, the deferred gain was $625,451.  This amortization is included in the Company's non-operating income/(expenses) and totaled $87,954 and $87,956 for the nine months ended September 30, 2007 and 2006, respectively.  On September 14, 2006, the building was sold again; however, the terms and conditions of the lease to the Company remained unchanged.

b)     Revolving Credit Facility.

New Revolving Credit Facility.  On September 29, 2006, the Company entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the facility.  The Company borrows against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory.  The balance on this revolving credit facility at September 30, 2007 and December 31, 2006 was $2,789,574 and $805,172, respectively.

The facility bears interest at a rate equal to prime plus 2%. This rate increases or decreases on the date the Prime Rate adjusts.  Interest is payable monthly.  Interest is due on the first business day of each month from October 2006 through maturity.  The term of the facility is scheduled to end on September 29, 2009.  Laurus received 310,009 unregistered shares of the Company’s common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and was expensed over the first year of the note.  Laurus received an additional 279,600 unregistered shares of the Company’s common stock valued at $200,000 at the first anniversary of the facility.  The value of these shares was determined based on the average trading price for the stock during the preceding ten business days, which was $0.72 per share, and the expense will be amortized over the second year of the note.  The Company will issue additional restricted shares of its common stock worth, in the aggregate, $200,000 to Laurus on the second anniversary date of the facility, if the facility remains in place.  The pricing of these additional shares will be based on the applicable preceding ten business day average trading price.

Laurus agreed that when it can resell the unregistered shares under Rule 144, its resale on any one day cannot exceed 10% of the daily trading volume.  Laurus has piggyback registration rights subject to certain underwriters’ restrictions, but will not be entitled to demand registration of any of the shares received under the facility.  The facility is not convertible into any class of the Company’s securities at any time during its term.  In addition, Laurus is strictly prohibited from engaging in any short sales of the Company’s common stock during the term of the facility.

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

The facility requires the Company to deposit all funds (other than certain refundable deposits and proceeds from financings) into a lockbox that will be swept on a daily basis to reduce any outstanding facility balance. Any funds in excess of any outstanding facility balance will be transferred to the Company on a daily basis.

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

4.     Stockholder's Equity - Preferred Stock, Common Stock, Warrants, and Options

Preferred Stock

a)     Series C Preferred Stock.

On August 25, 2004, the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), to Laurus for an aggregate purchase price of $2.5 million or $10.00 per share (the "Stated Value").  The Series C Preferred Stock was originally convertible into shares of the Company's common stock at a rate of $1.54 per share.  On September 21, 2007, the Company adjusted the fixed conversion price from $1.54 to $0.62 per share due to a common stock financing with OHB Technology AG and MT Aerospace AG (See: c) Common Stock below).  The Company had not previously re-priced the Series C Preferred Stock when the Series D-1 Preferred Stock was issued and the June 2007 warrant offer to preferred stockholders was made due to Laurus’ participation in those transactions.  The Company has received verbal and written waivers from Laurus on these previous transactions.

The Company accrues quarterly, cumulative dividends on the Series C Preferred Stock at a rate of 6.85% per annum.  As of September 30, 2007 and 2006, the Company declared dividends payable of approximately $127,000 for each of the nine month periods to the holders of its Series C Preferred Stock. These dividends are payable in cash or shares of common stock at the holder's option with the exception that dividends may be paid in shares of common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate.  Accrued dividends were paid in cash during 2006 and for the first nine months of 2007.  On September 30, 2007, accrued but unpaid dividends were approximately $43,000; these accrued dividends were paid in cash in October 2007.

The Series C Preferred Stock is redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion does not exceed $1.48 per share or (b) the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of conversion exceeds $1.48 per share. The Series C Preferred Shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up.  The Series C Preferred Shares have no voting rights, except as required by law.

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.

b)     Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tailwind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital, (which has since transferred their preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund).  On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5.15 million, or $1,000 per share.  As of September 30, 2007, approximately 3,644 Series D-1 Preferred shares remain outstanding and approximately 1,506 Series D-1 Preferred shares had been repurchased through voluntary amortization or converted to the Company’s common stock. In total, 75 Series D-1 Preferred shares were converted into 50,676 shares of the Company's common stock and approximately 1,431 Series D-1 Preferred shares have been repaid through voluntary amortization, as provided for in the Agreement.  The Company also issued various warrants to these investors as described below.  The Company paid cash fees and expenses of $119,209 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction.  The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter.  As of September 30, 2007, the Company had accrued Series D-1 dividends of approximately $91,000, which were paid in October 2007.

Certain warrants the Company issued to the Series D-1 investors at the closing entitled the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share.    On May 31, 2007, the Company offered to the holders of these warrants the opportunity to exercise the warrants at a specially reduced price to be calculated as 80% times the volume weighted average price (VWAP) of its common stock for the 20 trading days preceding the warrant holder’s acceptance of the offer. Although this written offer expired by its terms on June 15, 2007, the Company orally extended the offer to June 29, 2007 and Laurus accepted, exercising 500,000 of their 639,203 warrants of this series for $290,000 cash.  The VWAP for the 20 trading days preceding June 29, 2007 was $0.725 per share making the strike price of the common stock warrant $0.58 which is 80% of the $0.725.  Due to a ratchet anti-dilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which includes 139,203 warrants still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms. The warrants are exercisable for five years following the date of grant. The warrants feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash. However, this right is available only if a registration statement or prospectus covering the shares subject to the warrant is not available.  The warrants will continue to have the anti-dilution provisions reducing the warrant exercise price, if the Company issues equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price, to such lower exercise price. The Company refers to these warrants as the common stock warrants.

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

c)     Common Stock

In September 2007, the Company entered into two agreements with OHB Technology AG, a leading German space technology company, and MT Aerospace AG, a subsidiary of OHB Technology AG and an established supplier in the aeronautic, aerospace and defense sectors.  The parties entered into a Stock Purchase Agreement covering the issuance and sale of SpaceDev’s common stock, which formalized a sale of 7,095,566 shares in a private transaction to the investors at a purchase price of $0.62 per share.  The price was determined as a premium of 11% to the closing price of the common stock on September 12, 2007, which was $0.56 per share.  The Company received gross proceeds from the sale of approximately $4.4 million.  The purchase price of the common stock was paid by the investors in cash.

The common stock is restricted and cannot be sold without an effective registration statement or an exemption from registration under the Securities Act, including Rule 144 of the Securities Act. The Company also entered into a Stockholder Agreement with the investors, which provides the investors with the right, after one year, to demand that the Company file a registration statement with the Securities and Exchange Commission to cover resales of the common stock from time to time by the investors.  In addition, subject to existing rights of other stockholders, the Company provided the investors with rights to participate in its future financings.

The investors have agreed not to solicit the Company’s customers and clients in the United States for the same products and services provided by the Company. The investors have agreed not to purchase additional shares of common stock or cause others to do so, except as expressly provided in the Stockholder Agreement.  The Stockholder Agreement expires on the earlier of:  (1) ten years, (2) a change of control of SpaceDev or (3) when the investors own less than 4.99% of the Company.

d) Common Stock Options

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006.  Previously, the Company elected to account for its stock-based compensation plans under APB 25.  For the nine months ended September 30, 2007 and 2006, the Company expensed approximately $302,000 and $101,000 of stock option expenses due to SFAS 123(R).  The Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate ranged from 4.08% to 4.75%, expected volatility ranged from 92% to 104%, at the time all options were granted the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.

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

For the fiscal year ended December 31, 2006, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ended December 31, 2006, but not less than $2.50 per share.  This portion of the additional performance consideration was not earned; and,

For the fiscal year ending December 31, 2007, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ending December 31, 2007, but not less than $3.00 per share.  Whether the required performance criteria were achieved will be evaluated in early 2008 based on 2007 results.  If this amount is earned, goodwill may be adjusted.

Starsys shareholders may be entitled to receive additional performance consideration for a particular fiscal year if the Company breaches specified covenants of the merger agreement and is unable to cure the breach within the applicable cure period set forth in the merger agreement.

Approximately one-half of the shares issued to Starsys shareholders at the closing had been placed in escrow to satisfy any indemnification obligations of the Starsys shareholders under the merger agreement and to pay reasonable expenses of the shareholder agent. In June 2007, shares in the amount of 1,729,666 (out of a total of the 1,797,746 shares in escrow) were released to the former Starsys shareholders and the remaining 68,080 shares of SpaceDev common stock will be held in escrow to pay reasonable expenses of Mr. Scott Tibbitts, the shareholder representative.

6.     Other Assets

a)     Other Current Assets

Other current assets consist of a variety of prepaid and other cash advances for items which are expected to occur within the next year. The following is a listing of items that constitute the Company’s other current assets at September 30, 2007.

Other Current Assets - September 30,	2007
Prepaid:
Financing Fees	$ 658,493
Computer & Software	119,092
Director & Officers Prepaid Insurance	9,023
General Liability & Workers Comp - Prepaid Insurance	52,087
Rent	112,281
Other Prepaid Expenses	94,643
Total Other Current Assets	$ 1,045,619

b)	Other Assets

Other assets consist of deposits which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at September 30, 2007.

Other Assets - September 30,	2007
Deposits	$ 108,600
Facility Letter of Credit	527,003
Building Deposits	228,469
Deferred Expenses	184,623
Capital Lease Deposits	2,614
Total Other Assets	$ 1,051,309

7.     New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

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

The unaudited pro forma combined statement of operations for the nine months ended September 30, 2006 combines SpaceDev's historical statement of operations for nine months ended September 30, 2006 with the Starsys historical statement of operations for the nine months ended September 30, 2006 assuming the merger took place on January 1, 2006.  The unaudited pro forma combined statements of operations should be read in conjunction with the related notes included in this Form 10-QSB and the consolidated audited financial statements of SpaceDev.  The unaudited pro forma combined statements of operations are not necessarily indicative of what the actual results of operations and financial position would have been had the merger taken place on January 1, 2006 and do not indicate future results of operations.

In the unaudited pro forma combined statement of operations for the nine months ended September 30, 2006 included certain adjustments that were made to eliminate the intercompany transactions between the two entities.  The intercompany transactions totaled approximately $265,000 in net sales, offset by approximately $87,000 in cost of sales and approximately $178,000 in marketing and sales for the nine months ended September 30, 2006.

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

Overview

On August 20, 2007, SpaceDev, Inc., a Colorado corporation, reincorporated in the State of Delaware.  The reincorporation was accomplished by the merger of SpaceDev Colorado with and into SpaceDev, Inc., a Delaware corporation, which was a wholly owned subsidiary of SpaceDev Colorado.  SpaceDev Delaware is the surviving corporation and SpaceDev Colorado no longer exists.  SpaceDev, Inc., a Delaware corporation, including our wholly-owned subsidiary, Starsys, Inc., a Colorado corporation, which was acquired by us on January 31, 2006,  is engaged in the conception, design, development, manufacture, integration, sale, and operation of space technology systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft. As used herein, references to the "Company," "SpaceDev," "we," "us" or "our," mean SpaceDev, Inc. a Delaware corporation, and where the context so indicates also include SpaceDev Colorado and Starsys. We are currently focused on the commercial and military development of (a) low-cost small satellites and related subsystems, (b) hybrid rocket propulsion for space and launch vehicles, and (c) subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.

During the first nine months of 2007, approximately 75% of our net sales were generated from direct government contracts and from government-related work through subcontracts with others, while the remaining 25% was generated from commercial contracts.  During the same period in 2006, approximately 87% of our net sales were generated from direct government contracts and from government-related work through subcontracts with others, while the remaining 13% was generated from commercial contracts.  We will continue to seek both government and commercial business and anticipate that net sales from government sources will continue to represent a majority of our business' net sales for the next several years.  Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our technology, products and services; however, with our recent strategic alliance and investment by OHB Technology AG and MT Aerospace AG, we are interested in exploring international revenue and contract opportunities.  We expect to explore and investigate ways to overcome restrictions related to export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States and OHB Technology AG’s ability to develop market opportunities in the United States.

During the first nine months of 2007, we submitted approximately 175 bids for new and existing government or commercial programs and continued our work with members of the United States Congress to identify directed funding for our programs.  We continue to execute on our core government contracts as well as look for new opportunities inside and outside of our core customer base.  Our government customers include but are not limited to the Missile Defense Agency, the Air Force, NASA, and the U.S. Army.  Our government related work customers include but are not limited to General Dynamics, Northrop Grumman and Raytheon.  Commercial customers include but are not limited to Lockheed Martin, Loral and Sumitomo.

Financing

Sale of Common Stock to OHB Technology AG and MT Aerospace AG.

In September 2007, we raised $4.4 million by selling 7,095,566 shares of common stock to OHB Technology AG, a leading German space technology company, and MT Aerospace AG, a subsidiary of OHB Technology AG and an established supplier in the aeronautic, aerospace and defense sectors, in a private transaction at a purchase price of $0.62 per share.  The price was determined as a premium of 11% to the closing price of our common stock on September 12, 2007, which was $0.56 per share.  We received gross proceeds from the sale of approximately $4.4 million.  The purchase price of our common stock was paid by the investors in cash.  We intend to use the net proceeds from the sale of the common stock for general working capital purposes, including but not limited to expanding our research, retiring certain interest bearing preferred stock and for growth capital.  We also believe that the relationship may evolve into a strategic one of mutual high level benefit by actively exploring manufacturing opportunities using our production facilities, systems development by both organizations, and new business program opportunities in Europe as well as in the United States.

The common stock issued is restricted and cannot be sold without an effective registration statement or an exemption from registration under the Securities Act, including Rule 144 of the Securities Act. We also entered into a Stockholder Agreement with the investors, which provides the investors with the right, after one year, to demand that we file a registration statement with the Securities and Exchange Commission to cover re-sales of the common stock from time to time by the investors.  In addition, subject to existing rights of other stockholders, we provided the investors with rights to participate in our future financings.

The investors have agreed not to solicit our customers and clients in the United States for the same products and services provided by us. The investors have agreed not to purchase additional shares of common stock or cause others to do so, except as expressly provided in the Stockholder Agreement.  The Stockholder Agreement expires on the earlier of:  (1) ten years, (2) a change of control of SpaceDev or (3) when the investors own less than 4.99% of the company.

Revolving Credit Facility.

On September 29, 2006, we entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time depends on draws made by us or payments made by our customers directly to the revolving credit facility.    The term of the facility is scheduled to end on September 29, 2009, and is renewable annually.  We have decided to extend the facility through September 29, 2008. (For more information on the revolving credit facility, please refer the Note 3(b) in the notes to consolidated financial statements).

Laurus received 310,009 unregistered shares of the Company’s common stock valued at $350,000 at closing. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and was expensed over the first year of the note.  Laurus received an additional 279,600 unregistered shares of the Company’s common stock valued at $200,000 at the first anniversary of the facility.  The value of these shares was determined based on the average trading price for the stock during the preceding ten business days, which was $0.72 per share, and the expense will be amortized over the second year of the note.  The Company will issue additional restricted shares of its common stock worth, in the aggregate, $200,000 to Laurus on the second anniversary date of the facility, if the facility remains in place.  The pricing of these additional shares will be based on the applicable preceding ten business day average trading price.

Series D-1 Preferred Stock.

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

On May 31, 2007, we offered to the holders of these warrants the opportunity to exercise the warrants at a specially reduced price to be calculated as 80% times the volume weighted average price of our common stock for the 20 trading days preceding the warrant holder’s acceptance of the offer. Although this written offer expired by its terms on June 15, 2007, we orally renewed the offer to June 29, 2007 and Laurus accepted, exercising 500,000 of their 639,203 warrants of this series for $290,000 cash.  The VWAP for the 20 trading days preceding June 29, 2007 was $0.725 per share making the strike price of the warrant $0.58 which is 80% of the $0.725.  Due to a ratchet anti-dilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which includes 139,203 warrants still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms. The warrants are exercisable for five years following the date of grant. The warrants feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash.  However, this right is available only if a registration statement or prospectus covering the shares subject to the warrant is not available. The warrants will continue to have the anti-dilution provisions reducing the warrant exercise price, if we issue equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price, to such lower exercise price.

Selection of Significant Contracts

In June 2002, Starsys was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  Before our merger with Starsys, the contract was modified to add an additional $1.7 million.  In addition to eight flight unit deliveries per spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007 and certain follow-on work, including life test, to be completed by the end of 2007.  We acquired Starsys on January 31, 2006. Revenues generated from this contract from February 1, 2006 through September 30, 2007 totaled approximately $4.1 million. We experienced significant cost overruns on this contract.  In late 2006 and early 2007, after our merger with Starsys, we negotiated contract modifications in both the timing of payments and in the establishment of additional contract consideration of up to $1.0 million based on the achievement of specific milestones. We achieved milestones entitling us to all the incentive payments, which partially mitigated the impact of significant cost, scope and requirements changes and overruns.  Most of the $1.0 million incentive has been recognized as revenue since we believe the program is approximately 99% complete as of September 30, 2007.

In March 2004, we were awarded a five-year, cost-plus-fixed fee indefinite delivery/indefinite quantity contract for up to $43,362,271 to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency.  The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology.  This overall contract is proceeding under a phased approach.  The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, was completed in September 2004, and resulted in a general mission and microsatellite design. The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006.  Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006.  Task Order III, the first of several task orders expected during the third phase, was awarded to us in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and ran through June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006.  Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007.  On April 12, 2007, we finalized a contract modification to Task Order IV with the Missile Defense Agency.  The main content of the change was to: 1) extend the period of performance from June 15, 2007 to September 30, 2007 and subsequently to December 31, 2007; 2) increase the funding ceiling from approximately $4.5 million to approximately $9.0 million; 3) provide approximately $1.6 million in funding toward the increased ceiling; and 4) change the statement of work to reflect the delivery of one microsatellite by September 30, 2007 and subsequently extended to December 31, 2007.  On May 11, 2007 the remaining $2.9 million in funding was provided to fully fund the $9.0 million task order, and later on September 20, 2007, we finalized a contract modification which extended the period of performance from September 30, 2007 to December 31, 2007 at no additional cost to the government.  We have been informed that there will not be any Government Fiscal Year 2008 funds from the Missile Defense Agency to support our microsatellite distributed sensing experiment in Government Fiscal Year 2008.  We are currently working with the Missile Defense Agency and other government agencies for additional funding support.  Government contract funds from the Missile Defense Agency from Government Fiscal Year 2007 were not exhausted by September 30, 2007 and will be used to cover anticipated phase completion costs through December 31, 2007, and possibly longer.  It is possible that MDA or another government agency may fund the program or co-fund the program going forward; however, there can be no assurance that funding will be available.  (See Risk Factors: “Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded” and “A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by the customer”).  We recognized approximately $21.0 million in revenue under this contract from inception through September 30, 2007.

In January 2005, Starsys was awarded a firm fixed price contract from Raytheon for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor (APS), Scan Mirror Motor/Encoder Assembly (SMMA).  The APS instrument is slated to fly on the NASA Glory climate monitoring satellite mission.  The APS is also a prime candidate for a secondary payload on National Polar-Orbiting Operational Environmental Satellite System.  The SMMA consists of a Starsys designed low ripple, precision brushless DC motor and optical encoder assembly.  The program consists of a development unit, engineering unit, qualification / life test unit, and flight units. This contract was awarded as a cost plus fixed fee contract at a value of $2.5 million.  In July 2006, the contract was modified to add approximately $2.5 million bringing the contract total to $5.0 million.  The modification also added incremental funding and extended the contract to March 2009.  Revenues from February 1, 2006, the day after our acquisition date of Starsys, through September 30, 2007 totaled approximately $3.1 million.

In October 2005, Starsys was awarded a contract from General Dynamics C4 Systems to design and deliver an antenna pointing gimbal and control electronics for the GeoEye-1 program.  The contract was originally valued at $2.0 million but later modified to $2.4 million. The GeoEye-1 program is a next-generation, high-resolution commercial remote-sensing satellite.  The Starsys antenna control system is uniquely designed to operate by greatly reducing motion, of the GeoEye-1 spacecraft while pictures are being taken and data is simultaneously transmitted to earth ground stations, through incorporation of a low disturbance designed micro-stepping actuator and actuator drive electronics (Quiet Array Drive).   Revenues from February 1, 2006, through September 30, 2007 totaled approximately $2.0 million.  This program was completed during the third quarter of 2007.

In June 2006, we were awarded a firm fixed price contract from Lockheed Martin Commercial Space Systems for the design and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System.  The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies.  Options are included for additional gimbals supporting three additional spacecraft.  The contract will include the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals and solar array deployment hinges Starsys previously provided for the A-2100 bus.  The contract value for the initial award was $1.8 million; however, if all options are exercised, the total contract value would exceed $6.0 million, with the current contract value at approximately $4.3 million.  We recognized approximately $3.2 million in revenue under this contract from inception through September 30, 2007.

In August 2006, we were awarded a government firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter (LRO) program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.5 million.  The LRO mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program.  The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanism to align the downlink antenna for communication with earth.  We are to provide these actuators for the spacecraft along with the electronics to control them. A total of seven actuators and five control electronics assemblies will be delivered under the contract.  We recognized approximately $5.2 million in revenue under this contract from inception through September 30, 2007.

In October 2006, we were awarded a $330,000 Phase I study contract from Benson Space Company to further the SpaceDev Dream Chaser™ spaceship program.  This was a related party contract, because the principal of Benson Space Company is our founder and director, James W. Benson.  The study was intended to contribute to the on-going development of the spaceship and to result in space vehicle and rocket motor designs ready for Phase II vehicle fabrication and testing. The SpaceDev Dream Chaser™ spaceship is based on NASA’s design of the ten passenger orbital HL-20 Personnel Launch System, and will launch vertically and land horizontally.  We have recognized all $330,000 in revenue under this contract.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission, subsequently this subcontract had been modified to its current contract value of approximately $1.6 million.  We will develop and deliver electromechanical Descent Brake dampers.  The contract period of performance is approximately 14 months.  NASA’s Mars Science Laboratory mission will deliver an 1800 pound rover to the surface of Mars in 2010.  Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25 feet long bridle cord.  A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.  We recognized approximately $1.2 million in revenue under this contract from inception through September 30, 2007.

In March 2007, we received a follow-on order from Ball Aerospace and Technology Corporation for solar array rotational drive assemblies and drive control electronics for the Digital Globe WorldView-2 satellite program. The value of the order is $1.25 million increasing the total contract value to $2.5 million.  The Starsys Quiet Array Drive (QUAD) Micro-Stepping motion control technology will be utilized on the Ball Aerospace BCP 2000 platform, which will articulate each of the two solar arrays for alignment with the sun. The WorldView-2 satellite is scheduled to be ready for launch in late 2008 and is expected to expand the capabilities of DigitalGlobe’s world imaging portfolio.   Revenue recognized on this program through September 30, 2007 was approximately $1.5 million.

Results of Operations

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.  Also, please note that the presentation of financial results for the nine month period ended September 30, 2007 represents a full nine months of combined (historical SpaceDev plus Starsys) results whereas the comparable nine months in 2006 illustrates only eight months of combined results (i.e., February 2006 through September 2006) plus one month (January 2006) with only historical SpaceDev results.

Nine-Months Ended September 30, 2007 -vs.- Nine-Months Ended September 30, 2006

During the nine months ended September 30, 2007, we had net sales of approximately $25.3 million as compared to net sales of approximately $22.8 million for the same nine month period in 2006.  Sales increased primarily due to our acquisition of Starsys on January 31, 2006.  On a pro forma basis, as if SpaceDev and Starsys had been together since January 1, 2006, revenues would have been approximately $24.4 million for the nine months ended September 30, 2006.  Therefore, the increase in revenues was mainly due to the timing of the merger combined with successful execution on programs, including certain loss programs where negotiated increases in contract value added revenue potential.    We had a higher mix of revenue from commercial customers in the 2007 period.  Revenue for the nine months ended September 30, 2007 from government and government related work was approximately $19.0 million and revenue from commercial customers was approximately $6.3 million.  In comparison, in the nine months ended September 30, 2006, revenue from government and government related work was approximately $20.0 million and revenue from commercial customers was approximately $2.8 million.  We expect our percentage of revenue from government and government related work to maintain or exceed the current 75% level.

For the nine months ended September 30, 2007, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $18.5 million, or 73.2% of net sales, as compared to approximately $16.7 million, or 73.3% of net sales, during the same period in 2006.  Although we anticipate margin improvements, the cost of sales percentage remained essentially flat primarily due to an increase in our facility and overhead costs as a result of our new Louisville, Colorado and Durham, North Carolina facilities, offset by the release of reserves previously accrued and expensed for under loss generating fixed price development contracts, which are in their final stages of completion and accordingly our estimated losses on theses particular contracts are reduced.   We continue to focus efforts on managing our growth including but not limited to recruiting new engineering, business management and other technical talent, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

We experienced an increase of approximately $127,000 in operating expenses for the nine month period ended September 30, 2007, compared to the same period in 2006; even though the nine month period in 2006 only included eight months of the Starsys operating expenses.  Total operating expenses as a percentage of net sales decreased from 26.9% for the nine months ended September 30, 2006 to 24.7% for the nine months ended September 30, 2007.  The change was mainly due to a slight decrease in our research and development expenses for the nine months, and a decrease in general and administrative expenses, which is partially offset by an increase in marketing and sales as well as an increase in our stock option expenses required under SFAS 123(R).

•
General and administrative expenses decreased approximately $200,000 from approximately $4.0 million, or 17.5% of net sales, for the nine months ended September 30, 2006 to approximately $3.8 million, or 15.0% of net sales, for the same nine month period in 2007.  The decrease can be attributed mainly to the utilization of certain general and administrative resources to support new business development efforts and our bid and proposal process, thereby classifying those charges directly to marketing and sales.  On a pro-forma basis, general and administrative expenses would have decreased approximately $503,000, from approximately $4.3 million for the nine months ended September 30, 2006 to $3.8 million for the same period in 2007.  .

•
Research and development expenses decreased slightly to approximately $265,000, or 1.0% of net sales, for the nine months ended September 30, 2007, from approximately $276,000, or 1.2% of net sales, during the same period in 2006.  The decrease was primarily due to lower personnel costs and our focus on operations rather than research and development.

•
Marketing and sales expenses increased to approximately $2.2 million, or 8.7% of net sales, for the nine months ended September 30, 2007, from approximately $1.9 million, or 8.2% of net sales, during the same period in 2006.  The total dollar increase of approximately $330,000 was mainly due to an investment in additional proposal activity and a focus on new business development and marketing.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted.  For stock options granted during the nine months ending September 30, 2007, the risk-free interest rate ranged from 4.08% to 4.75%, expected volatility ranged from 92% to 104%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  The total expense for the nine months ended September 30, 2007 and 2006 was approximately $302,000 and $101,000, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
Interest expense and loan fees for the nine months ended September 30, 2007 and 2006 was approximately $196,000 and $18,000, respectively.  The increase was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not borrow any significant amount until the very end of the same period in 2006.  We generated interest and other income in the nine months ended September 30, 2007 and 2006 of approximately $45,000 and $43,000, respectively, the slight increase was primarily due to lower cash balances in 2007.

•
We recognized approximately $88,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the nine month periods ended September 30, 2007 and 2006, and we will continue to amortize the remaining deferred gain of approximately $625,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

•
We recorded non-cash loan fees related to our revolving credit facility of approximately $260,000 for the nine month period ended September 30, 2007.  The expense was due to the issuance of 310,009 shares of our common stock, valued at $350,000, to Laurus in September 2006 under the terms of the new revolving credit facility, which we amortized over the initial term of the credit facility which started on September 29, 2006 and ended on September 29, 2007.  In September 2007, the revolving credit facility was automatically extended for another year, and we were required to issue an additional 279,600 shares of our common stock to Laurus, which was valued at $200,000.  We plan to amortize this cost over the twelve month period starting September 29, 2007 and ending on September 29, 2008.

During the nine months ended September 30, 2007, we generated net income of approximately $214,000, or 0.8% of net sales, after absorbing a charge of approximately $302,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $65,000, or 0.3% of net sales, for the same nine month period in 2006 (after absorbing a charge of approximately $101,000 in stock option expense).  Although net income was positive in both periods, our earnings per share were slightly negative in both periods because our preferred stock dividend payments are deducted from net income when calculating earnings per share.

During the nine months ended September 30, 2007, we had a positive EBITDA of approximately $1.7 million, or 6.8% of net sales, compared to EBITDA of approximately $682,000, or 3.0% of net sales, for the nine months ended September 30, 2006.

EBITDA is a non-GAAP measure.  Because not every company defines EBITDA in the same way, our EBITDA figures may not be fully comparable to those reported by other companies.  We define EBITDA as net income before interest, taxes, depreciation, amortization, non-cash loan fees, stock option expense, and gain on our 2003 building sale.

The following table reconciles EBITDA to net income for the nine months ended September 30, 2007 and 2006, respectively:

For the nine months ending	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Net Income	$214,221	$64,678
Interest Income	(44,847)	(43,466)
Interest Expense	196,416	18,471
Provision for Income Taxes	800	14,290
Non-Cash Loan Fee	259,865	1,918
Depreciation and Amortization	887,031	613,166
Stock Option Expense	302,144	101,142
Gain on Building Sale	(87,955)	(87,956)
EBITDA *	$1,727,675	$682,243

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).  We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. Our Board of Directors uses EBITDA as one method to evaluate our performance as a management team.

On January 1, 2006, we adopted SFAS 123(R), which requires companies to measure an equity instrument based on the grant-date fair value of the award and expense the value.  We use the Black-Scholes pricing model to determine the fair value of our options on the measurement date.  The cost is recognized over the requisite period (usually the vesting period).  During the first nine months of 2007 and 2006 we had stock option expense of approximately $302,000 and $101,000 related to stock option awards, respectively.  Without the adoption of SFAS 123(R), our operating income, net income and net income per share would have been increased to the pro forma non-GAAP amounts indicated below:

SpaceDev, Inc.
and Subsidiaries

Consolidated Statements of Operations - Supplemental Schedule
	Nine Months Ended
September 30,	2007	%	2006	%

GAAP Operating Income	$538,501	2.1%	$(32,065)	-0.1%
SFAS 123(R) stock -based compensation	302,144	1.2%	101,142	0.4%
Non-GAAP Operating Income	840,645	3.3%	69,077	0.3%
Non-Operating Income/(Expense)
Interest income	44,847	0.2%	43,466	0.2%
Interest and other expense	(196,417)	-0.8%	(18,471)	-0.1%
Gain on building sale (Note 3(a))	(259,865)	-1.0%	(1,918)	0.0%
Non-Cash loan fee - (Note 3(b))	87,955	0.3%	87,956	0.4%
Total Non-Operating Income	(323,480)	-1.3%	111,033	0.5%
Non-GAAP Net Income Before Taxes	$517,165	2.0%	$180,110	0.8%
Income Tax Provision	(800)	0.0%	14,290	0.1%
Non-GAAP Net Income	$517,965	2.0%	$165,820	0.7%
Non-GAAP Net Income	517,965		165,820
Less Preferred Dividend Payments	(416,096)		(446,791)
Adjusted Net Income/(Loss) for EPS Calculation	101,869		(280,971)
Non-GAAP Net Income Per Share	$0.00		$(0.01)
Weighted-Average Shares Outstanding	30,044,852		28,419,751

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

Three-Months Ended September 30, 2007 -vs.- Three-Months Ended September 30, 2006

During the three months ended September 30, 2007, we had net sales of approximately $7.6 million as compared to net sales of approximately $7.0 million for the same three month period in 2006.  We had a higher mix of revenue from commercial customers in the 2007 period.  Revenue for the three months ended September 30, 2007 from government and government related work was approximately $4.9 million and revenue from commercial customers was approximately $2.7 million.  In comparison, in the three months ended September 30, 2006, revenue from government and government related work was approximately $5.9 million and revenue from commercial customers was approximately $1.1 million.

For the three months ended September 30, 2007, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $5.4 million, or 71.0% of net sales, as compared to approximately $5.1 million, or 73.1% of net sales, during the same period in 2006.  Although the actual total cost of sales increased in dollars, the cost of sales percentages for the three months ended September 30, 2007 compared to the same three months in 2006 actually decreased; thereby increasing our gross margin from 26.9% for the three months ended September 30, 2006 to 29.0% for the three months ended September 30, 2007.  The cost of sales percentage decreased primarily because the increase in our facility and overhead costs as a result of our new Louisville, Colorado and Durham, North Carolina facilities was offset by an increase in efficiencies and the release of reserves previously accrued for loss generating fixed price development contracts.  We continue to focus efforts on managing our growth including but not limited to recruiting new engineering, business management and other technical talent, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

We experienced an increase of approximately $162,000 in operating expenses for the three month period ended September 30, 2007, compared to the same period in 2006.  However, the total operating expenses as a percentage of net sales remained flat at 26.8% for the three months ended September 30, 2007 and 2006.  The dollar increase was mainly due to increases in marketing and sales expenses related to proposal efforts and a small increase in research and development expenses for the three months, as well as an increase in our stock option expenses required under SFAS 123(R), which were offset by a reduction in general and administrative expenses.

•
General and administrative expenses decreased approximately $141,000 from approximately $1.3 million, or 18.3% of net sales, for the three months ended September 30, 2006 to approximately $1.1 million, or 15.0% of net sales, for the same three month period in 2007.  The decrease can be attributed mainly to improving our cost allocation processes; thereby refining our ability to charge expenses directly to programs, departments and cost pools, which were partially offset with Sarbanes-Oxley compliance requirement costs.

•
Research and development expenses increased approximately $31,000 from approximately $71,000, or 1.0% of net sales, for the three months ended September 30, 2006 to approximately $102,000, or 1.3% of net sales, for the same three month period in 2007.  The slight increase was attributed to our internal development efforts to explore vertical integration of certain key satellite materials as well as supplement certain internal development efforts on our lunar investigatory study.

•
Marketing and sales expenses increased to approximately $797,000, or 10.5% of net sales, for the three months ended September 30, 2007, from approximately $525,000, or 7.5% of net sales, during the same period in 2006.  The increase of approximately $272,000 was mainly due to additional proposal activity and a focus on new business development and marketing as well as refining our cost allocation processes.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted.  For stock options granted during the three months ending September 30, 2007, the risk-free interest rate ranged from 4.08% to 4.72%, expected volatility ranged from 100% to 104%, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  The total expense for the three months ended September 30, 2007 and 2006 was approximately $90,000 and ($15,000), respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
Interest expense and loan fees for the three months ended September 30, 2007 and 2006 were approximately $63,000 and $7,800, respectively.  The increase was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not borrow any significant amount until the very end of the same period in 2006.  We generated interest and other income in the three months ended September 30, 2007 and 2006 of approximately $14,000 and $2,700, respectively.

•
We recognized approximately $29,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the three month periods ended September 30, 2007 and 2006, and we will continue to amortize the remaining deferred gain of approximately $625,000 into non-operating income over the remainder of the leaseback, which expires in January 2013.

•
We recorded non-cash loan fees related to our revolving credit facility of approximately $86,000 and $2,000 for the three month periods ended September 30, 2007 and 2006, respectively.  The expense was due to the issuance of 310,009 shares of our common stock, valued at $350,000, to Laurus in September 2006 under the terms of the new revolving credit facility, which we amortized over the initial term of the credit facility which started on September 29, 2006 and ended on September 29, 2007.   In September 2007, the revolving credit facility was automatically extended for another year, and we were required to issue an additional 279,600 shares of our common stock to Laurus, which was valued at $200,000.  We plan to amortize this cost over the twelve month period starting on September 29, 2007 and ended September 29, 2008.

During the three months ended September 30, 2007, we generated net income of approximately $58,000, or 0.8% of net sales, after absorbing a charge of approximately $90,000 in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $21,000, or 0.3% of net sales, for the same three month period in 2006, which included a credit of approximately $15,000 in stock option expense.  Although net income was positive in both periods, our earnings per share were slightly negative in both periods because under GAAP, our preferred stock dividend payments are subtracted from net income when calculating earnings per share.

During the three months ended September 30, 2007, we had a positive EBITDA of approximately $548,000, or 7.2% of net sales, compared to EBITDA of approximately $230,000, or 3.3% of net sales, for the three months ended September 30, 2006.

EBITDA is a non-GAAP measure.  Because not every company defines EBITDA in the same way, our EBITDA figures may not be fully comparable to those reported by other companies.  We define EBITDA as net income before interest, taxes, depreciation, amortization, non-cash loan fees, stock option expense, non-cash loan fees and gain on our 2003 building sale.

The following table reconciles EBITDA to net income for the three months ended September 30, 2007 and 2006, respectively:

For the three months ended	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Net Income	$57,806	$21,457
Interest Income	(13,868)	(2,714)
Interest Expense	63,104	7,842
Provision for Income Taxes	-	5,055
Non-Cash Loan Fee	86,302	1,918
Depreciation and Amortization	294,110	240,665
Stock Option Expense	90,040	(14,551)
Gain on Building Sale	(29,319)	(29,319)
EBITDA	$548,175	$230,353

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).  We believe that EBITDA provides an important additional perspective on our operating results, our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. Our Board of Directors uses EBITDA as one method to evaluate our performance as a management team.

On January 1, 2006, we adopted SFAS 123(R), which requires companies to measure an equity instrument based on the grant-date fair value of the award and expense the value.  We use the Black-Scholes pricing model to determine the fair value of our options on the measurement date.  The cost is recognized over the requisite period (usually the vesting period).  During the three months ended September 30, 2007 and 2006, we had stock option expense of approximately $90,000 and a negative $15,000 related to stock option awards, respectively.  Without the adoption of SFAS 123(R), our operating income and net income would have been increased and our net loss per share would have been reduced to the pro forma non-GAAP amounts indicated below:

SpaceDev, Inc.
and Subsidiaries

Consolidated Statements of Operations - Supplemental Schedule
	Three Months Ended
September 30,	2007	%	2006	%
GAAP Operating Income	$164,025	2.2%	$4,239	0.0%
SFAS 123(R) stock -based compensation	90,040	1.2%	(14,551)	-0.1%
Non-GAAP Operating Income	254,065	1.0%	(10,312)	0.0%
Non-Operating Income/(Expense)
Interest income	13,868	0.1%	2,714	0.0%
Interest and other expense	(63,104)	-0.2%	(7,842)	0.0%
Gain on building sale (Note 3(a))	(86,302)	-0.3%	(1,918)	0.0%
Non-Cash loan fee - (Note 3(b))	29,319	0.1%	29,319.00	0.1%
Total Non-Operating Income	(106,219)	-0.4%	22,273	0.1%
Non-GAAP Net Income Before Taxes	$147,846	0.6%	$11,961	0.1%
Income Tax Provision	-	0.0%	5,055	0.0%
Non-GAAP Net Income	$147,846	0.6%	$6,906	0.0%
Non-GAAP Net Income	147,846		6,906
Less Preferred Dividend Payments	(133,462)		(150,842)
Adjusted Net Income/(Loss) for EPS Calculation	14,384		(143,936)
Non-GAAP Net Income Per Share	$0.00		$(0.00)
Weighted-Average Shares Outstanding	30,914,735		29,027,350

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

Liquidity and Capital Resources

Net increase in cash during the nine months ended September 30, 2007 was approximately $3.7 million, primarily due to the $4.3 million net proceeds from our sale of common stock to OHB Technology AG, a leading German space technology company, and MT Aerospace AG, a subsidiary of OHB.  The increase in cash from issuance of common stock was partially offset by uses of cash in operations and for purchases of fixed assets as well as the repurchase of our preferred stock.  We had a cash decrease of $2.0 million for the same nine month period in 2006, primarily due to the uses of cash related to the merger with Starsys.

Net cash used in operating activities totaled approximately $780,000 for the nine months ended September 30, 2007, a decrease of approximately $520,000 as compared to approximately $1.3 million used in operating activities during the same nine month period in 2006.  The decrease was primarily due to our one-time need to use our cash resources to pay accounts payable and fund accounts receivable related to the merger with Starsys in early 2006.

Net cash used in investing activities totaled approximately $882,000 for the nine months ended September 30, 2007, compared to approximately $2.2 million used in investing activities during the same nine month period in 2006. The decrease in cash used in investing activities is primarily due to no acquisition-specific expenses this year compared to funding capital acquisition costs associated with the Starsys merger last year, although we did invest in certain property, plant and equipment related to the move of our two non-California facilities in 2007.

Net cash provided by financing activities totaled approximately $5.3 million for the nine months ended September 30, 2007, which is an increase of approximately $3.8 million from approximately $1.5 million provided by financing activities during the same nine months in 2006.  This is primarily attributable to our recent sale of stock to OHB Technology AG and MT Aerospace AG as well as advances on our revolving credit facility, which together provided over $6.6 million in cash during the first nine months of 2007.  In the 2006 period, we raised approximately $4.3 million net in our Series D-1 preferred stock financing but invested most of the proceeds in the Starsys merger.

At September 30, 2007, our cash, which included cash reserves and cash available for investment, was approximately $5.0 million, as compared to approximately $3.7 million at September 30, 2006, an increase of approximately $1.3 million.  At September 30, 2007, our working capital ratio was 1.5:1 versus a working capital ratio of 1.2:1 for the same period in 2006. A working capital ratio of 1:1 means that current assets are equal in amount to all current liabilities.

As of September 30, 2007, our backlog of funded and non-funded business was approximately $19 million, compared to approximately $20 million as of December 31, 2006 and compared to $50 million as of September 30, 2006.

As of September 30, 2007 there has been no material changes in our utilization of net operating loss carryforwards or effective tax rate from those reported in our Form 10-KSB annual report filed on April 2, 2007.  Pursuant to Internal Revenue Code Section 382 and 383, our use of net operating loss and credit carryforwards may be limited as a result of cumulative changes in the ownership of more than 50% over a three year period.

As of September 30, 2007, the balance on our revolving credit facility was approximately $2.8 million.  With the additional capital from our financing with OHB Technology AG and MT Aerospace AG, we do not anticipating the active use of the facility for immediate working capital purposes.  However, we have renewed the revolving credit facility to provide a reserve against future cash needs, particularly with respect to any delays in payments by our government customers.

Our ability to increase cash generation from operations depends upon our ability to ultimately implement our business plan, which includes (but is not limited to) our ability to continue to effectively integrate operations with Starsys, manage the uncertainties in the government budgeting process, implement cost controls and limit the possibility of further cost overruns on fixed-price contracts, and generate substantial new revenue from customers.  In any event, we might also find it desirable from time to time to seek to raise capital to finance growth opportunities and/or to refinance existing securities, as we did this quarter with the OHB Technology AG and MT Aerospace common stock investment.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48").  FIN 48 creates a single model to address accounting for uncertainty in income tax positions.  FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we have also adopted this statement as of January 1, 2007.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.

As of the issuance date of these financial statements, we have not completed our assessment of potential unrecognized tax benefits.  Therefore, we have not recorded, nor do we expect to record, any change to retained earnings as a result of the adoption of FIN 48.  We believe that at January 1, 2007 and September 30, 2007, we have no unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods.  Our continuing practice will be to recognize interest and/or penalties related to income tax matters in income tax expense.  We have had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at September 30, 2007.

The tax years 2002 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which we are subject.

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 11" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

Risk Factors
The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

Risks Related to our Company

We have experienced losses from operations in prior periods and have been required to seek additional financing to support our businesses.

In prior years, both SpaceDev and Starsys have experienced operating losses and, in recent periods, revenues from operations have not been sufficient to fund our respective operations.  On a pro forma basis, our combined company would have had revenue of approximately $34.1 million, $27 million and $23 million, and a net loss from operations of approximately $1.0 million, $2.9 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, assuming the merger had occurred on January 1, 2004.  We had revenue of approximately $25.3 million and $24.3 million (on a pro-forma basis), respectively, and net income from operations of approximately $539,000 and a net loss from operations of approximately $97,000 (on a pro-forma basis), respectively, for the nine months ended September 30, 2007 and 2006. In addition, our operating activities have been using cash rather than providing cash.  The success of our combined companies depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to price fixed-price contracts accurately, to attract and successfully complete additional government and commercial contracts, and possibly to obtain additional financing.  The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

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

Unless we attain a meaningful larger size of revenue and capabilities, our ability to compete successfully for a large amount of desirable business may be limited because customers perceive that larger supplies are more dependable, have the resources to successfully execute larger programs and, therefore, are more stable.  Yet, if we cannot win such business, it may be difficult for us to rapidly grow our business through organic growth.  Prime contracts in our industry may be large in dollar amount and critical to national interests. As a practical matter, smaller companies are at a disadvantage when competing to be awarded such large contracts as the prime contractor, due to customer perception that larger companies might be more stable. For this purpose, we would currently be considered a "smaller company."

Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded.

Some of our government contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason.  Accordingly, the entire contract amount may not be realized by us.  In the event that subsequent phases of some of our government contracts, including but not limited to the Missile Defense Agency contract, are not awarded to us, or if they are awarded to us but not fully funded, it could have a material adverse effect on our financial position and results of operations.  Task Order IV of our Missile Defense Agency contract was modified to extend the period of performance to December 31, 2007 and increase the task order ceiling from approximately $4.5 million to approximately $9.0 million.  If this funding is not realized or increased further, we will have garnered a total of only about $23 million of the $43 million potentially available under the contract.  We were recently informed that there will not be any GFY 2008 funds from the Missile Defense Agency to support our microsatellite distributed sensing experiment in GFY 2008.  We are currently working with the Missile Defense Agency and other government agencies for additional funding support.  Government contract funds from the Missile Defense Agency from GFY 2007 were not exhausted by September 30, 2007 and will be used to cover anticipated phase completion costs through December 31, 2007, and possibly longer.  It is possible that the Missile Defense Agency or another government agency may fund the program or co-fund the program going forward; however, there can be no assurance that funding will be available.

We provide our products and services primarily through fixed-price and cost plus fixed fee contracts. Starsys has experienced significant losses on fixed-price contracts, especially those requiring product development. Cost overruns may result in further losses and, if significant, could impair our liquidity position.

Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts, unless we can obtain voluntary relief from our customer, which relief (or additional consideration) cannot be assured. Although we have taken significant steps to try to limit our risk on fixed price contracts going forward, Starsys has experienced significant cost overruns on development projects under fixed-price contracts, resulting in estimated losses on contracts before application of any reserves of approximately $2.9 million for Starsys’ fiscal 2005 and approximately $1.7 million for the twelve months ended December 31, 2006. As of September 30, 2007 the current accrual for potential losses on projects, which existed at January 31, 2006, represents a remainder of approximately $80,000.

As a particular example, Starsys experienced significant cost overruns throughout 2006 on a sizable subcontract with Northrop Grumman Space Technology.  In early 2007, we were successful in negotiating with our customer for a contract modification based on performance incentives.  Since we were successful in achieving our performance targets, we defrayed some of our cost overruns. However, there are ongoing costs related to life tests, a failure review board and other program activities. There may still be further disputes as to whether we completed all of our contract requirements and any ongoing significant overruns could materially impair our liquidity and operations.

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

To mitigate risks of this kind, we have made a business decision to limit new fixed-price development contracts and offer our customers alternative contract structures that better protect us.  This decision could limit our ability to obtain new business.

Under cost plus contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. There is no guarantee as to the amount of fee we will be awarded under a cost plus contract with a variable fee. The price on a cost plus fixed fee reimbursable contract is based on allowable costs incurred, but generally is subject to contract funding limitations. Therefore, we could bear the amount of costs in excess of the funding limitation specified in the contract, and we may not be able to recover those cost overruns.

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

We do not believe that the anticipated benefits of the merger were fully realized in the first year.   We believe the market price of our common stock may have declined, in part, due to this. We will not meet the expectations of investors and financial or industry analysts if:

•	the integration of the two companies is unsuccessful;
•	the costs of or operational difficulties arising from the merger are greater than anticipated;
•	the combined financial results are not consistent with expectations;
•	the anticipated operating and product synergies of the merger are not realized; or,
•	the fixed price development contracts acquired in the merger, or new fixed price contracts entered into after the merger incur major cost overruns or remain unprofitable for other reasons.

We need to invest in Starsys to support its business recovery.

We have used our cash to fund our combined operations, including, but not limited to, integrating the Starsys and SpaceDev businesses, and funding the completion of fixed price development contracts inherited as part of the merger.  Although the number and value of Starsys’ historical fixed price development contracts is declining, and we believe is being replaced by more stable contract types, further cash may be required to complete the fixed price development contracts and fund the remaining integration of the companies.  As stated previously, Starsys and the historical SpaceDev business have both experienced losses from operations in prior periods, requiring that we seek additional financing to support our businesses and there can be no assurance that additional financing will be available, and if available, at terms and conditions favorable to us.

We have relocated to a new Colorado facility and North Carolina facility in the first nine months of  2007.

The move of our Boulder, Colorado and Durham, North Carolina operations to new and larger nearby facilities in the first half of 2007 was time consuming and expensive and partially disrupted operations.  In addition, we may not achieve anticipated efficiencies or other operational benefits of these moves.  Although both moves are complete, we may still encounter difficulties, costs, and delays involved in recertifying our equipment, reestablishing network and communication capabilities, or other required operating essentials.  Failure for us to successfully manage the facility moves could damage relationships with our customers, divert management attention from other ongoing business opportunities, cause additional and unexpected program delays, and create additional costs and inefficiencies in personnel productivity.  Moreover, if our business does not develop as expected the new facilities may be larger than what we require, resulting in rent payments for some unneeded space.  Our rental costs at the new facilities will be approximately 65% higher than we had paid at the prior facilities.

A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by the customer.

Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts.  Government budgets (both in general and as to space and defense projects) are subject to the prevailing political climate, which is subject to change at any time.  Additionally, awarded contracts could be altered or terminated before we recognize our projected revenue. Many contracts are awarded in phases where future phases are not guaranteed to us.  For example, in our Missile Defense Agency contract, if Task Order IV of our Missile Defense Agency contract, which is currently funded for approximately $9.0million, is not increased and we are not awarded any further task orders, we will have garnered a total of only about $23 million of the $43 million potentially available under the contract.  The Missile Defense Agency recently extended the end time of Task Order IV from March 1, 2007 with three later extensions, first to June 15, 2007 then to September 30, 2007 and finally to December 31, 2007.  The Missile Defense Agency has indicated that there will not be any GFY 2008 funds to support our microsatellite distributed sensing experiment in GFY 2008.  We are currently working with the Missile Defense Agency and other government agencies for additional funding support.  Government contract funds from the Missile Defense Agency from GFY 2007 were not exhausted by September 30, 2007 and will be used to cover anticipated phase completion costs through December 31, 2007, and possibly longer.  It is possible that the Missile Defense Agency or another government agency may fund the program or co-fund the program going forward; however, there can be no assurance that funding will be available.

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

As of September 30, 2007, we are obligated to issue 8,406,858 shares of our common stock, of which 1,922,138 are represented by outstanding warrants and 6,484,720 could be converted from our outstanding preferred stock.  In addition, as of September 30, 2007, we had outstanding stock options to purchase an aggregate of 10,980,943 shares of our common stock, of which 8,753,275 are currently vested.  The total number of shares, issuable upon the exercise or conversion of currently vested warrants, options and preferred stock (17,160,133 shares) represents approximately 46% of our issued and outstanding shares of common stock as of September 30, 2007.

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

Most of our products are technologically advanced and tested, but sometimes are not space qualified for performance under demanding operating conditions. Many of our customers conduct extensive testing during the extensive pre-launch period, while the hardware is on the ground.  As a result, depending on the contract terms, we could incur additional costs related to rework.  We have established a warranty policy and have currently accrued $484,000 as a reserve against product rework.  Although we have never had a failure of our products in space, it is possible that our products may not successfully launch or operate, or perform as intended in space. Like most organizations that have launched space qualified hardware, we may experience some product and service failures, cost overruns, schedule delays, and other problems in connection with our products.

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

In addition to many other risks involving our lines of business, we intend to enter the launch services market by providing a microsat bus, integration services, and a launch vehicle as a package of commercial orbital transportation services. Until we develop our own launch vehicle, we may be dependent on the performance of third party companies like United Launch Alliance (ULA), a large company, or Space Exploration Technologies, a small company with limited operating history, which has not yet had a successful launch, for our launch vehicle.

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

Our success depends on our ability to retain our key personnel. We accelerated vesting of all outstanding stock options in December 2005, in anticipation of SFAS 123(R), which reduced the effectiveness of the stock options as a retention device for our key personnel.

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

Historically, we have used vesting stock options to enhance our ability to retain key personnel.  Technology companies, in general, and our company in particular, depends upon and uses broad based employee stock option programs to hire, incentivize, and retain employees in a competitive marketplace. If the employee leaves us before the vesting period has been completed, the employee must forfeit any unvested portion of the stock options.  To the extent the vesting requirement was operating as a retention device, the elimination of the vesting requirements eliminated the retention benefit.  An accounting standard setting body adopted SFAS 123(R), an accounting standard that requires us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We began recording these expenses in 2006. The change in accounting rules lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings. We continue to use vesting stock options as an incentive; however, as a result of SFAS 123(R) and other issues, the number of options being granted has been reduced; by doing so, we could lose the advantage of a valuable incentivizing tool and could be placed at a competitive disadvantage by other potential employers who were more willing to grant stock options.

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

In September 2007, we sold to OHB Technology AG, a leading German space technology company, and MT Aerospace AG, a subsidiary of OHB Technology AG and an established supplier in the aeronautic, aerospace and defense sectors, common stock amounting 19% of our total outstanding shares. Because they are foreign companies, we could possibly be at risk of losing new and ongoing business if we do not have the proper procedures in place to delineate and inform employees and visitors, and also shareholders like OHB, regarding our controls necessary to ensure that no transfer of classified defense information or controlled unclassified information occurs unless authorized.

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

As of September 30, 2007, our executive officers and directors together beneficially owned approximately 28.1% of the issued and outstanding shares of our common stock.  OHB Technology AG and MT Aerospace AG collectively beneficially own approximately 15.8% of our common stock. (Note: The beneficial ownership calculations are different from a straight percentage of outstanding ownership.) James W. Benson and Susan C. Benson beneficially own approximately 23.2% of our common stock.  (Mr. Benson separated from our employ in September 2006 and founded Benson Space Company but retains a seat on our Board of Directors.)  As a result, executive officers, directors and/or significant shareholders (i.e., OHB and/or the Bensons) could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving us, although our foreign stockholders are limited in their ability to exert significant influence over us by contract.  In addition, through control of the Board of Directors and voting power, our officers and directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.  In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders.  A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

Our expansion into other new lines of business may divert management's attention from our pre-existing operations and prove to be too costly.

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

We have up to 10,000,000 shares of authorized preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Convertible Preferred Stock and approximately 3,644 shares of our Series D-1 Preferred Stock, as of September 30, 2007.  Our Board of Directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.  Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

Our secured debt financing is expensive and onerous.

On September 29, 2006, we entered into a secured revolving credit facility with Laurus Master Fund.  Although the maximum size of the facility is $5.0 million, actual borrowings are limited by a formula based on our eligible accounts receivable and eligible inventory.  Our current cash advance is approximately $2.8 million, as of September 30, 2007. We paid a loan fee at closing in the form of 310,009 shares of common stock valued at $350,000 which was spread over the first year of the line of credit.  Subsequent to September 30, 2007, we issued an additional 279,600 restricted shares to Laurus, equivalent to a $200,000 fee upon the 2007 first anniversary of the facility.  In addition, we will be required to pay Laurus an additional loan fee in the form of common stock valued at $200,000 on September 29, 2008, the second anniversary date of the facility, if the facility remains in place.   In addition, the outstanding balance on the facility bears interest at a floating rate of prime plus 2%, and the maximum life of the facility is three years.  The facility is collateralized by substantially all of our assets.  The facility contains certain default provisions.  In the event of a default by us, we will be required to pay an additional fee per month until the default is cured.  Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default.

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

ITEM 3A.  CONTROLS AND PROCEDURES

Mark N. Sirangelo, our chief executive officer, and Richard B. Slansky, our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective.

We are not yet required to furnish the information called for by Item 308T of Regulation S-B.

PART II -- OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS
None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No further disclosure required.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of SpaceDev, Inc. was held on August 10, 2007.  The following proposals were presented:

PROPOSAL 1:  Election of nine directors:

Nominee	For	Withheld
Sirangelo, Mark	27,722,179	150,390
Slansky, Richard	19,066,072	8,806,497
Benson, Jim	24,598,458	3,274,111
Blake, Curt	19,045,451	8,827,118
Estes, Howell	19,061,562	8,811,007
Huntress, Wesley	19,045,836	8,826,733
McClendon, Scott	27,650,603	221,966
Tibbitts, Scott	19,000,791	8,871,778
Walker, Robert	19,144,131	8,728,438

PROPOSAL 2:  Ratification of selection of PKF, Certified Public Accountants,

For	Against	Abstain
27,690,037	83,085	99,446

PROPOSAL 3:  Reincorporation from Colorado to Delaware.

For	Against	Abstain	Broker Nonvotes
16,806,009	552,863	103,241	10,410,456

ITEM 5.                      OTHER INFORMATION

None of our property was damaged in the October 2007 wildfires in the San Diego/Poway area.

ITEM 6.                      EXHIBITS

Exhibit No.	Description	Filed Herewith	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.
3.1	Certificate of Incorporation of SpaceDev, Inc., a Delaware corporation		X	8-K	Aug. 24, 2007	3.1
3.2	Bylaws of SpaceDev, Inc., a Delaware corporation		X	8-K	Aug. 24, 2007	3.2
10.1	Agreement and Plan of Merger, dated as of August 20, 2007, between SpaceDev Colorado and SpaceDev Delaware		X	8-K	Aug. 24, 2007	10.1
10.2	Stock Purchase Agreement, entered into as of September 14, 2007, by and between SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.		X	8-K	Sep. 19, 2007	99.1
10.3	Stockholder Agreement, entered into as of September 19, 2007, by and between SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.		X	8-K	Sep. 19, 2007	99.2
31.1	Rule 13a-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) certification of Chief Financial Officer	X
32.1	Section 1350/Rule 13a-14(b) certifications	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpaceDev, Inc.
Registrant

Dated:  November 9, 2007                                                By:    /s/ Mark N. Sirangelo
Mark N. Sirangelo
Chief Executive Officer

Dated:  November 9, 2007                                                  By:    /s/ Richard B. Slansky
Richard B. Slansky
President & Chief Financial Officer