Form 10KSB
period 2007-12-31
SPACEDEV, INC.
filed 2008-03-28
CIK 1031833

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number 000-28947

SPACEDEV, INC.
(Name of small business issuer in its charter)

Delaware	84-1374613
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification number)

13855 Stowe Drive, Poway, California	92064
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:                                                                                     (858) 375-2000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None.	None.

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
Yes ☐                                No ☒

State issuer's revenues for its most recent fiscal year: $34,647,113

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the stock was sold, (the closing price of such stock, as reported by the OTC Bulletin Board) as of March 10, 2008 was $13,724,675.

As of March 10, 2008, Registrant had outstanding 42,450,363 shares of common stock, $0.0001 par value, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one):                    Yes ☐      No ☒

I

II

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

ITEM 1.                                DESCRIPTION OF BUSINESS

Available Information

We maintain our internet website at www.spacedev.com.  In addition to news and other information about us, we make available on or through the Investors section of our website: 1) our annual report on Form 10-KSB; 2) our quarterly reports on Form 10-QSB; 3) our current reports on Form 8-K; and, 4) all amendments to these reports via a link to the Securities and Exchange Commission website at www.sec.gov as soon as reasonably practical after we electronically file this information with the Securities and Exchange Commission (SEC).  Copies of information on us may be requested by contacting our Investor Relations Department either by e-mail at investor.relations@spacedev.com or by telephone at (858) 375-2026.  All materials are available free of charge. The materials are also available at the SEC's Public Reference Room, located at 100 F Street, Washington, D.C. 20549.  The public may obtain information through the public reference room by calling the SEC at (800) SEC-0330.

General

SpaceDev, Inc., a Delaware corporation, (together with its subsidiaries, (“SpaceDev,” “we,” “us,” “our,” or the “Company”), is a leading space technology company.  SpaceDev is engaged in the conception, design, development, manufacture, integration, sale and operation of space technology systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft.  We are currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.

The acquisition of Starsys Research Corporation on January 31, 2006 fundamentally changed our profile.  In 2006, SpaceDev and Starsys Research Corporation merged and had combined revenues of approximately $32 million and operating losses of less than $1.0 million. In 2007, our combined revenues were approximately $35 million and operating profit was approximately $116,000.  We have identified numerous potential synergies between the historic SpaceDev business and the Starsys Research Corporation business and now operate as one company.  During 2006 and 2007, we were required to maintain a certain separation due to the structure of the Starsys Research Corporation earn out.  We integrated certain business management functions in 2006 and 2007 but expect to realize additional efficiencies and cost savings, and more fully integrate our operations as a single company in 2008.

Our primary products, mission solutions and services include small spacecraft.  These are sophisticated small, micro- and nano- satellites for remote sensing, military, scientific and commercial missions, and space-related technical support services.

We are developing our hybrid rocket-based motor technology, orbital maneuvering and orbital transfer vehicle technology as well as safe sub-orbital and orbital hybrid rocket-based propulsion systems to support small satellites and other related commercial and government business opportunities, including but not limited to small high performance space vehicles and subsystems. Our hybrid rocket motors use synthetic rubber as the solid propellant (i.e., the fuel), and nitrous oxide under compression for the liquid (i.e., the oxidizer) to make the rubber burn.  Traditional rocket motors use two liquids, or a solid propellant that combines the fuel and oxidizer, but both types of rocket motors are explosive, and all solid motors produce copious quantities of toxic exhaust.  Our hybrid rocket motors are safe, non-toxic, are re-startable and do not detonate like solid or liquid rocket motors.

We also manufacture a wide range of products for small and large spacecraft that include high output paraffin actuators, hinges, battery bypass switches, bi-axis gimbals, flat plate gimbals, solar array pointing mechanisms, restraint devices, thermal switches, thermal louvers, and cover systems.  These products are mainly sold as custom systems that are developed for specific small and large spacecraft applications but are also offered as "off-the-shelf" catalog products with spaceflight history.  Our products are typically sold directly to small and large spacecraft manufacturers.  We are also in the process of designing and developing deployable space structures and other structural subsystems for small and large spacecraft.

Our customer base covers a wide range of groups from domestic and international commercial spacecraft companies to civil spacecraft (i.e., NASA) that are primarily scientific in nature, as well as defense spacecraft that support military capability.  We also offer products to certain non-space customers, including aerospace, maritime, educational institutions, and industrial customers that represent less than 2% of our business.

Our engineering and manufacturing capabilities position us to provide our customers and potential customers with an end-to-end mission solution.  A mission might require one or more spacecraft buses, mechanical and electromechanical subsystems, deployable booms, and other spacecraft products and subsystems.  Our strategy is to identify opportunities and either act as a prime contractor by partnering with other (sometimes larger) companies, or act as a subcontractor to larger prime contractors where and when the business opportunity dictates.  The product life cycle for our products within the space industry can range from less than three years to more than fifteen years.

Our historic SpaceDev business approach has been to provide smaller spacecraft – generally 250 kg (550 pounds) mass and less – and cleaner, safer hybrid propulsion systems to commercial, government, university, and limited international customers. We are developing smaller spacecraft and miniaturized subsystems using proven, lower cost, high-quality off-the-shelf components. Our space products are modular and reproducible, which allows us to create affordable space solutions for our customers. By utilizing our innovative technology and experience, and space-qualifying commercial industry-standard hardware, software and interfaces, we provide increased reliability with reduced costs and risks.

We have been awarded, have concluded, or are concluding contracts from such esteemed government, university, and commercial customers as the Air Force Research Laboratory, the Defense Advanced Research Projects Agency, NASA's Jet Propulsion Laboratory, Lockheed Martin, Northrop Grumman, Swales Aerospace, Space Systems/Loral, the Missile Defense Agency, and many more.  The end users of our products generally are government and commercial enterprises.  Several different groups could fall into one customer category, in a given year, and alone could constitute 10% or more of our consolidated revenues.  In 2007, the Missile Defense Agency, Lockheed Martin and Swales each provided over 10% of our consolidated revenues.

Our business consists of a mix of cost-plus fixed-fee contracts and fixed price contracts together with some product sales. To succeed in our business, we must properly evaluate opportunities, bid on and price contracts, and then execute efficiently so as to achieve profitability.  In the past, we have been challenged in this area due to losses on fixed price development contracts. Our ability to properly bid fixed price development contracts is a key priority for our company.

Recent SpaceDev Contracts and Technology Development

In June 2002, Starsys Research Corporation was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two large spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  In addition to eight flight unit deliveries per large spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007 and was part of our acquisition of Starsys Research Corporation on January 31, 2006.  We recorded revenues from this contract for 2007 and from February 1, 2006 through December 31, 2006 of approximately $1.4 million and $2.9 million, respectively. We experienced significant cost overruns on this contract.  Prior to our merger, the contract was modified to add an additional $1.7 million.  After the merger, we negotiated contract modifications in both the timing of payments and in the amount of additional contract consideration of up to $1.0 million based on the achievement of specific milestones. Of the additional possible $1.0 million, we achieved milestones entitling us to the majority of the incentive payments, which will partially mitigate the impact of significant cost, scope and requirement changes and overruns.  Since we were successful in achieving our performance targets, we defrayed some of our cost overruns; however, there were some ongoing costs that we will incur in early 2008 until the program is completed. As of December 31, 2007, the total contract value of this program is approximately $9.8 million.

In March 2004, we were awarded a five-year, cost-plus fixed-fee indefinite delivery/indefinite quantity contract for up to approximately $43 million to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency.  The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology.  This overall contract proceeded under a phased approach.  The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, completed in September 2004, and resulted in a general mission and microsatellite design.  The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006.  Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006.  Task Order III, the first of several task orders expected during the third phase, was awarded in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and was successfully completed in June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006.  Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007.  On April 12, 2007, we finalized a contract modification to Task Order IV with the Missile Defense Agency.  The main content of the change was to: 1) extend the period of performance from June 15, 2007 to September 30, 2007 and subsequently to March 31, 2008, at no additional cost to the government; 2) increase the funding ceiling from approximately $4.5 million to approximately $9.0 million; 3) provide approximately $1.6 million in funding toward the increased ceiling; and 4) change the statement of work to reflect the delivery of one microsatellite.  On May 11, 2007 the remaining $2.9 million in funding was provided to fully fund the $9.0 million task order.  We were informed that there was no Government Fiscal Year 2008 funds available from the Missile Defense Agency to support our microsatellite distributed sensing experiment beyond the funds described above.  We have been working with the Missile Defense Agency and other government agencies for additional funding support.  Government contract funds from the Missile Defense Agency from Government Fiscal Year 2007 were not exhausted by December 31, 2007 and were used to cover anticipated phase completion costs through January 2008.  In January 2008, we arranged for another government agency, the Department of Defense Operationally Responsive Space Office, to fund our continued development through at least May 2008 with a possible extension that may lead to a launch of this experimental satellite. (See Risk Factors: “Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded” and “A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by the customer.) We recognized revenues of approximately $5.2 million under this contract in 2007, and $22.0 million under this contract from inception through December 31, 2007.

In January 2005, we were awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor, Scan Mirror Motor/Encoder Assembly.  The Aerosol Polarimetry Sensor instrument is slated to fly on the NASA Glory mission.  The Aerosol Polarimetry Sensor instrument is also a prime candidate for a secondary payload on National Polar-orbiting Operational Environmental Satellite System (NPOESS).  The Scan Mirror Motor/Encoder Assembly consists of low ripple, precision brushless DC motor and optical encoder assembly.  The program consists of a development unit, engineering unit, qualification/life test unit, and flight units. This contract was awarded as a cost-plus fixed-fee contract at a value of $2.5 million.  In July 2006, the contract was modified to add approximately $2.5 million with incremental funding and extend to March 2009.  We recorded revenues from this contract for 2007 and from February 1, 2006 through December 31, 2006 of approximately $1.4 million and $2.0 million, respectively.

In October 2005, we were awarded a contract from General Dynamics C4 Systems to design and deliver an antenna pointing gimbal and control electronics for the GeoEye-1 program.  The contract awarded was originally valued at $2.0 million, and modified to $2.4 million in 2007. The GeoEye-1 program is a next-generation, high-resolution commercial remote-sensing satellite originally scheduled for launch in 2007. The antenna control system is uniquely designed to operate by greatly reducing motion to the GeoEye-1 spacecraft while pictures are being taken and data is simultaneously transmitted to earth ground stations through incorporation of a low disturbance designed micro-stepping actuator and actuator drive electronics (Quiet Array Drive).  We recorded revenues from this contract for 2007 and from February 1, 2006 through December 31, 2006 of approximately $700,000 and $1.26 million, respectively.  This program was completed in July 2007.

In February 2006, the Air Force Research Laboratory awarded us two deployable boom technology contracts for advance research and development of a self-deployed articulated boom for approximately $950,000 and a jack screw deployed boom for approximately $1.5 million. We recorded revenues from these contracts for 2007 and 2006 of approximately $1.5 million and $833,000, respectively.

In June 2006, Lockheed Martin Commercial Space Systems awarded us a firm fixed price contract for the design and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System.  The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies.  Options are included for additional gimbals supporting three additional large spacecraft.  The contract will include the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals and solar array deployment hinges that we have previously provided for the A-2100 bus.  The contract value for the initial award was $1.8 million; however, if all options are exercised, the total contract value could exceed $6.0 million.  The current value of this contract is approximately $4.3 million.  We recorded revenues from this contract for 2007 and 2006 of approximately $1.2 million and $625,000, respectively.

In July 2006, we were awarded a contract from the Air Force Research Laboratories in support of a Broad Agency Announcement. This contract allows tasks to be identified, approved, and funded to develop innovative technologies in the field of deployable structures for spaceflight applications. The current contract value is $1.3 million.  Future funding will be available in the amount of $1.1 million from General Dynamics C4 Systems to design and deliver upon task approval. Deployable structures are designed to enable the placement of large payloads within the constrained volume of the launch vehicle and then to deploy, or erect, a larger system once the satellite or vehicle is no longer constrained by the enclosed volume of the launch vehicle fairing. The development efforts to date have focused on deployable antennae for commercial applications, large systems for a variety of radio frequency missions, and deployable optical systems. Several of these efforts have resulted in securing customer funding from potential missions to further design and/or analyses in evaluating the potential application of the SDI deployable structure technologies. We recorded revenues for 2007, and from July 1, 2006 through December 31, 2006 of approximately $381,000 and $6,000 respectively.

In August 2006, we were awarded a government firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.6 million.  The Lunar Reconnaissance Orbiter mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program. The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanism to align the downlink antenna for communication with earth.  We are to provide these actuators for the large spacecraft along with the electronics to control them. A total of seven actuators and five control electronics assemblies will be delivered under the contract.  We recorded revenues from this contract for 2007 and 2006 of approximately $4.0 million and $1.8 million, respectively.

In August and November 2006 we were awarded two contracts to provide hardware for the H-II Transfer Vehicle for Ishikawa Aerospace and JAXA, the Japanese Space Agency. The H-II Transfer Vehicle will provide servicing missions to deliver supplies to the International Space Station. These contracts were obtained as follow-on to a prior development contract started in 2002. The total value of these two contracts is $1.2 million. JAXA is continuing to market supply missions which may result in further contract growth to this award.  We recorded revenues from this contract for 2007 and from August 1, 2006 through December 31, 2006 of approximately $896,000 and $200,000 respectively.

In January 2007, in partnership with the University of Colorado Laboratory for Space Physics, we were awarded a $750,000 contract from the Missile Defense Agency to design and develop a non-sticking cover seal system for the Exo-atmospheric Kill Vehicle program, which is the kill vehicle component of the Ground Based Interceptor (the weapon element of the Ground-based Midcourse Defense System program).  The contract was awarded under the Small Business Technology Transfer Program that provides research funding for partnerships between industry and non-profit research institutions. We recognized approximately $382,000 in revenue under this contract from inception through December 31, 2007.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission.  In 2007, this contract was modified to a value of approximately $1.9 million, and in 2008, we received an additional contract modification bringing the total contract value today to approximately $2.5 million.  We will develop and deliver electromechanical Descent Brake dampers.  The contract period of performance is approximately 18 months.  NASA’s Mars Science Laboratory mission will deliver a 1,800-pound rover to the surface of Mars in 2010.  Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25-foot long bridle cord.  A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.  We recognized approximately $1.9 million in revenue under this contract from inception through December 31, 2007 and expect to complete this program during the second quarter of 2008.

In February 2007, we were awarded a contract valued at $1.5 million from Space Systems/Loral to deliver cell shorting devices for their communication satellite battery systems. We are now working on the assembly and test of the first 100-unit delivery. This is a follow-on contract for these devices that were originally developed under a previous contract and flight units have been in production since 2001. The Space Systems/Loral communications satellite platform is currently the leading seller among U.S. satellite platforms for commercial communications. The cell shorting devices provide autonomous shorting or override of cells in the event that a cell fails. This preserves the battery system operation and performance at the best possible levels in the event of a cell failure. We recorded revenues from this contract through December 31, 2007 of approximately $636,000.

In March 2007, we were awarded a $500,000 cost reimbursable contract with the Naval Research Laboratory for the preliminary design of the Combined Optical, Radio, Radar Instrument, designed for a small satellite payload application.  Combined Optical, Radio, Radar Instrument integrates three independent capabilities into a single instrument suite: high resolution optical/IR imagery, high-gain broadband RF up/downlink and sensitive proximity radar.  We recognized approximately $450,000 in revenue under this contract from inception through December 31, 2007. This program was successfully completed in February 2008.

Also in March 2007, we received a follow-on order from Ball Aerospace and Technology Corporation for solar array rotational drive assemblies and drive control electronics for the Digital Globe WorldView-2 satellite program. The value of the order is approximately $1.3 million increasing the total contract value to $2.5 million.  The Starsys Quiet Array Drive Micro-Stepping motion control technology will be utilized on the Ball Aerospace BCP 2000 platform, which will articulate each of the two solar arrays for alignment with the sun. The WorldView-2 satellite is scheduled to be ready for launch in late 2008 and is expected to expand the capabilities of DigitalGlobe’s world imaging portfolio. We recognized revenue on this program through December 31, 2007 of approximately $1.9 million.

In September 2007, we were awarded a cost reimbursable design and development contract with the Defense Advanced Research Projects Agency to develop a Solar Thermal Propulsion demonstration article as a subsystem of a small satellite that is intended to enable the first Solar Thermal Propulsion flight experiment.  The program consists of a six-month Base Program culminating in a Critical Design Review, followed by a six-month option culminating in a Solar Thermal Propulsion demonstration.  The award of the option is contingent on the Defense Advanced Research Projects Agency’s evaluation of the research results of the Base Program against a set of Go and No-Go criteria.  The contract value for the initial Base Program is $3.8 million. However, if the option is exercised, the total contract value would be $7.3 million.  We recognized approximately $1.2 million in revenue under this contract from inception through December 31, 2007.

Business Strategy

Our strategy is based on the belief that innovative advancements in technology and the application of standard business processes and practices will make commercial access to space much more practical and affordable. We believe these factors will cause growth in certain areas of space commerce and will create new space markets and increased demand for our products and services.

Our business strategy and approach for our operations is to:

•
Introduce commercial business practices into the space arena, use off-the-shelf technology in innovative ways and standardize hardware and software to reduce costs and to increase reliability and profits;

•	Start with small, practical and profitable projects, and leverage credibility and profits into larger and ever more bold initiatives - utilizing partnerships where appropriate;

•	Bid, win, and leverage government programs to fund our Research and Development and product development efforts;

•	Integrate our smaller, low cost commercial spacecraft and hybrid space transportation systems to provide one-stop turnkey payload and/or data delivery services to target customers; and,

•	Apply our low cost space products to new applications and to create new users, new markets and new revenue streams.

Today, a majority of our business involves us serving as a subcontractor to a prime contractor who integrates our contributions into a larger spacecraft. However, an increasing portion of our business involves us serving as a prime contractor with other companies (often much larger companies) serving as a subcontractor to us.  Our business development process is generally a competitive bid in response to a request for proposal that is generated by our potential customers.  These proposals have various bases, including firm fixed price, cost-plus fixed-fee, products and time-and-materials.  We typically prepare between ten and twenty proposals in a given month and we usually have one to three weeks to respond to a request for proposal.   We also execute on long term build to requirement contracts with some of the prime contractors.  However, due to our past experiences where we realized losses on fixed price development contracts, we are now more careful in bidding fixed price development work.  It is our preference, wherever possible, to bid development work using a cost reimbursable-type contract; however, when customers require fixed price contracts, we decide to bid or not to bid the opportunity based on the risk premium that we can apply to the proposal.  The risk premium addresses our perceived exposure to bidding development work on a fixed price basis.

Products and Services; Market

Our space technology business is focused on providing end-to-end spacecraft mission solutions and spacecraft products and services to customers in the space and aerospace marketplace.  We have several areas of space technology, which when applied to customer needs, we believe provides our industry with a sound, profitable and cost effective alternative to the large aerospace solutions.  We operate in small interdisciplinary teams to provide high value at a much lower cost than the large aerospace companies.  We can design and integrate different space products, services and technologies, as customer needs require, across a spectrum of missions to help meet the needs of our customers.  Many of our products and technologies could be employed on a single project or mission to provide an optimal end-to-end solution.  We have flown 2,500 mechanisms and systems on 250 spacecraft with complete on-orbit mission success to affirm our understanding of design/build of space qualified parts and provide the heritage desired by customers in our industry.

Our spacecraft focus is mainly on small satellites, (e.g., microsatellite and nanosatellite spacecraft buses), although many of our products and technologies service larger spacecraft.  The primary benefit of small satellites is lower cost, less weight and more rapid time to deployment.  Due to our business strategy and core business model, we believe that we can dramatically reduce manufacturing costs and the costs to launch small satellites to earth-orbit and deep space.  In doing so, we can pass cost savings on to our customers.  Small, inexpensive satellites were once the exclusive domain of scientific and amateur groups; however, smaller satellites are now a supplement to, and a viable alternative to, larger, more expensive satellites, as they provide a high powered, cost-effective solution to traditional problems.  We design and build low cost, high-performance space-mission solutions involving small satellites generally 250 kg (550 pounds) to meet our customer requirements.  Our approach is to maintain a core business supporting larger satellites while fostering the growth of an emerging small satellite market.

We provide rapid access to space through innovative mission solutions currently lacking in the marketplace. Our approach is to provide smaller spacecraft – generally 500 kg mass and less – and draw upon our other compatible products and technologies to support commercial, university and government customers. The small spacecraft market is evolving and supported by the evolution of microelectronics, common hardware and software interface standards, and smaller launch vehicles. Reduction of the size and mass of traditional spacecraft electronics has reduced the overall spacecraft size, mass, and volume over the past 10 to 15 years. For example, our miniature flight computer is only 24 cubic inches and provides 300 million instructions per second of processing power versus a competitor's more "traditional" solution that requires about 63 cubic inches and only provides 10 million instructions per second. We also provide a wide variety of hybrid propulsion systems to safely and inexpensively enable small satellites and on-orbit delivery systems to rendezvous and maneuver on-orbit and deliver payloads to sub-orbital altitudes.  Hybrid rocket propulsion is a safe and low-cost technology that has tremendous benefits for current and future space missions. Our hybrid rocket propulsion technology features a simple design, is restartable and throttleable, and is easy to transport, handle and store.

We have our own mission control and operations center, located in our headquarters building near San Diego, coupled with our mission control and operations package, which is Internet-based and allows for the operation and control of missions from anywhere in the world that has access to the Internet.  Our first small satellite, CHIPSat, which was launched in January 2003 and is still operating today, was one of the first U.S. missions to use end-to-end satellite operations with TCP/IP and FTP.  This concept can provide significant advantages. For example, a formation-flying cluster or constellation of TCP/IP-based small satellites can be designed to communicate directly with each other, as a wide area network in space.  Provided any one satellite/node in this network is in line-of-sight with any ground station at any given time, the entire constellation could always maintain ground station connectivity, thus creating a network on-orbit and on the web, a direct extension of CHIPSat's elegantly simple TCP/IP mission operations architecture.

We can provide end-to-end mission design and analysis, including the design of the mission and its science, commerce or technology demonstration goals, the design of an appropriate space vehicle (satellite or spacecraft), prototype development, construction and testing of the spacecraft, integration of one or more payloads (instruments, experiments or technologies) into the spacecraft, integration of the spacecraft onto the launch vehicle (rocket), the launch and the mission control, and operations during the life of the mission.  Our propulsion products and services are being designed to support our small spacecraft, although we are also involved with helping other companies and agencies utilize this safe and efficient hybrid propulsion technology in other applications.  We team with launch providers in order to identify and market affordable launches for the small satellite market.  We can provide customers with a complete on-orbit data delivery service that can also involve our spacecraft and related products and technologies. These innovative, low-cost, turnkey mission solutions could allow us to provide a one-stop shop for mission services, spacecraft, payload accommodation, total flight system integration and test, and mission operations.  Our customers and potential customers only need define their mission (and in some cases provide the payload), and we perform all the tasks required for the customer to get to orbit and begin collecting data.

As an ancillary initiative, we have begun designing a reuseable, piloted, sub-orbital space ship that could be scaled to transport passengers to and from Low Earth Orbit, including the International Space Station. The name of the vehicle is the SpaceDev Dream Chaser™. We signed a non-binding Space Act Memorandum of Understanding with NASA, which confirms our intention to explore novel, hybrid propulsion based hypersonic test beds for routine human space access. We will explore with NASA collaborative partnerships to investigate the potential of using our proven hybrid propulsion and other technologies, and a low cost, private space program development approach to establish and design new piloted small launch vehicles and flight test platforms to enable near-term, low-cost routine space access for NASA and the United States. The SpaceDev Dream Chaser™ is expected to be crewed and launch vertically, like most launch vehicles, and would glide back for a normal horizontal runway landing.  We are continuing to seek funding partners for this activity.

In addition to supporting our own mission solutions, we provide space components, mechanisms and electromechanical systems for larger spacecraft applications. These include electromagnetic motors, pointing systems, thermal control systems, and robotic systems to a variety of general drive applications.  Motors and actuators are required on spacecraft to move instruments, point antennas and solar arrays, and deploy structural elements.  We have a suite of technologies that can be combined to meet a wide variety of spacecraft requirements.  Many of our systems provide critical spacecraft functions.  Our unique suite of technological core competencies enables us to deliver these as turn-key systems. These mission solutions, products and services are being marketed and sold directly into primarily domestic government, university, military and commercial markets.

Our business is, in part, reliant on the U.S. Government budgeting process and as a result, has elements of seasonality. In addition, our business follows normal industry trends such as increased demand during bullish economic periods, or slow-downs in demand during periods of recession.

Finally, we are working with potential partners to create new markets that can generate new space-related service and commercial revenue streams. While we believe that certain space market opportunities are still several years away, our focus continues to be on the commercialization of space and finding ways to create value for our shareholders through these endeavors.

Components and Raw Materials

Although our business may experience a shortage of certain parts and components related to our products, we have many alternative suppliers and distributors and are not dependent on any individual supplier or distributor.  Furthermore, we have not experienced difficulty in our ability to obtain our parts or component materials, nor do we expect this to be an issue in the future.

We purchase a significant percentage of product materials, components, structural assemblies and certain key satellite components and instruments from third parties.  We also occasionally obtain parts and equipment that we use in the production of our mission solutions and products or in the provision of our services from the U.S. government or customers.  Generally, we do not experience difficulty in obtaining product materials components and equipment, and believe that alternatives to our existing sources of supply are readily available.  If securing alternative sources of supply is necessary or required, increases in costs and delays may be incurred as a result of such actions.  For a relatively small number of unique materials or product components, we do rely upon sole sourced suppliers to provide such items. While alternative sources may be available, the inability of any such supplier to provide us with these items to qualified specifications could have an adverse effect on our ability to manufacture our products and would impact costing and schedules.

Competition

We compete for contracts related to our mission solutions and for sales of our products and services based on price, performance, technical features, contracting approach, reliability, availability, customization, perceived stability, and, in some situations, geography. The following list identifies some of our competitors, depending on the type of contract or sale that we may be seeking:

➢	AeroAstro
➢	Aeroflex (a subsidiary of UMTC)
➢	Alliance
➢	Alliant Tech Systems
➢	ATK
➢	CDA Astro
➢	Cesaroni Technology Incorporated
➢	EADS Astrium
➢	G&H Technologies
➢	General Dynamics
➢	Harris Corporation
➢	Microsat Systems (a subsidiary of Sierra Nevada)
➢	Moog, Inc.
➢	MPC Products Corporation
➢	Planetary Systems, Inc.
➢	Prime Contractor Internal Mechanisms
➢	Surrey Satellite Technology Limited
➢	Swales Aerospace
➢	TiNi Aerospace

We believe that our mission solutions, as well as our product and service offerings, provide a significant value to our customers and prospective customers.  Some of our competitors compete across a broader range of opportunities than others.  Several of our current and potential competitors have greater resources, including technical and engineering resources, marketing resources, and political connections. Also, customers may perceive larger competitors to be more stable.

Our customers are sometimes our competitors.  In the aerospace industry, we have found that we subcontract to companies that we also compete with when it comes to responding to requests for proposals and requests for information.  Many of these competitors are larger companies and have substantially greater resources (and rate structures) than we do, which is often why we can supply them with cost effective solutions, components and/or subsystems.  Part of our strategy is to remain non-confrontational with the larger aerospace companies so that we can both supply and compete with them. Even the larger aerospace companies have this issue with each other as they strive to support their customer, e.g., a government agency.

Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space and defense industry and many with greater financial resources than we possess, will seek to provide mission solutions, products or services that compete with us. Any such foreign competitor could benefit from subsidies from or other protective measures by its home country.

We also compete with each of our competitors for a qualified work force.  There are a limited number of individuals with all of the requirements that we seek and there can be no assurance that we can locate and recruit these individuals in a timely and cost-effective manner. Many of our competitors have greater resources than we do and can offer higher salaries or better incentives to attract these individuals or to hire our existing employees away from us.

Regulation

Our business activities are regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries.  We are required to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations (EAR) and the International Traffic in Arms Regulations (ITAR).  Exports of our products, services and technical data require either Technical Assistance Agreements or Licenses from the United States Department of State, depending on the complexity of the technology being exported.  The commercial exports of information with respect to ground-based sensors, detectors, and high-speed computers are controlled by the Department of Commerce.  The government is vigilant with respect to strict compliance. Statutes state that failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to substantial fines of up to $1 million and/or up to 10 years imprisonment per violation.  Our failure to comply with any of the previous regulations could have a serious adverse effect on our ability to do business.  Our ability to market, sell and deliver products into international markets may be adversely impacted due to ITAR and/or Commerce Department requirements. Potential negative impacts include, but are not limited to, the inability to sell to certain customers, extended sales cycles, delays in material procurement, manufacturing, test, product delivery, and collection of accounts receivable. Our conservative position is to consider any material beyond standard marketing material to be regulated by federal statute i.e., EAR, ITAR.

In addition to local, state, and national government regulations that all businesses must adhere to, the space industry has specific federal regulations.  In the United States, command and telemetry frequency assignments for space missions are primarily regulated by the Federal Communications Commission for our domestic commercial products. Our products marketed towards domestic government customers are regulated by the National Telecommunications Information Agency. Products sold internationally are regulated by the International Telecommunications Union.  All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the United States Air Force.  In addition, all commercial space launches that we might perform require a license from the Department of Transportation.  Satellites that are launched must obtain approvals for command and frequency assignments.

We may also be required to obtain permits, licenses, and other authorizations under federal, state, local, and foreign statutes, laws, or regulations or other governmental restrictions relating to the environment or to emissions, discharges or releases of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic, or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes, or the clean-up or other remediation thereof.  Presently, we do not have a requirement to obtain any special environmental licenses or permits.

We may need to utilize the Deep Space Network on some of our missions.  The Deep Space Network is a United States funded network of large antennas that support interplanetary spacecraft missions and radio and radar astronomy observations for the exploration of the solar system and the universe.  The network also supports selected Earth-orbiting missions.  The network is an asset of NASA, and is managed and operated for NASA by the Jet Propulsion Laboratory (JPL) at California Technology Institute.  The Telecommunications and Mission Operations Directorate at JPL manages the Program.

Also, some of our projects with the Department of Defense may need special clearances to continue work advancing our projects.  Classified programs generally will require that we comply with various Executive Orders, Federal laws, regulations and customer security requirements that may include specialized facilities and restrictions on how we develop, store, protect, and share information.  Laboratories, manufacturing and assembly areas, meeting spaces, office areas, storage areas, computers systems, and networks and telecommunications systems may require modification or replacement in order to comply with classified customer requirements.  Classified programs may require our employees to obtain government clearances and restrict our ability to have key employees work on these programs until these clearances are received from the appropriate United States government agencies.

In order to staff these programs we may need to recruit and retain personnel with the appropriate professional training, experience, and security clearances.  There are a very limited number of individuals with all of the requirements that we may be required to seek in the marketplace.  There is no assurance that we can locate and recruit these individuals in a timely and cost-effective manner.  We may be required to modify existing facilities and to develop new facilities and capabilities that will only be utilized by these classified programs.  We may be required to install computer networks, communications systems, and monitoring systems that are dedicated to these classified programs.  Some or all of these requirements may entail additional expense.  It is uncertain whether we will be able to recover all of the costs of these systems from our classified customers.  Many of these classified programs are regulated by Executive Orders, various Federal laws and regulations, and customer requirements.  Failure to comply with any of the aforementioned Executive Orders, Federal laws and regulations and customer requirements could have serious adverse effects on the business.  Also, our ability to successfully market and sell into the Department of Defense markets may be severely restricted if we are unable to meet threshold classified program requirements.  There is no assurance that we will be able to successfully pass the criteria required in order to win new classified programs or to maintain current classified contracts. There is also no assurance that we will maintain any particular level of classified status once it has been granted.

Employees

As of December 31, 2007, we employed 173 full-time and 12 part-time persons, most of whom are engineers or technicians. We employ the following types of engineers:  spacecraft systems, propulsion systems, avionics, software, guidance/navigation/control, structural, mechanical, electrical, and electro-mechanical.  We employed 114 full-time and 8 part-time employees in the Louisville/Denver area of Colorado, 44 full-time employees in the San Diego area of Southern California, and 15 full-time employees in the Raleigh/Durham area of North Carolina.  We do not have any collective bargaining agreements with our employees.

Intellectual Property

We have protected and intend to continue to protect our intellectual property through a combination of patents, license agreements, trademarks, service marks, copyrights, trade secrets, and other methods of restricting disclosure and transferring title.  We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle, satellite products, structures, and mechanisms.  We hold U.S. and foreign patents relating to release devices, deployable truss structures, hybrid propulsion, and battery cell shorting mechanisms.  The majority of our U.S. patents relating to the noted technologies expire between 2019 and 2022.  We have also filed patent applications relating to our hybrid propulsion technology, satellite technology and structures technology.  There can be no assurance that the patents from such applications will be granted.  We have entered, and intend to continue to enter, into confidentiality agreements with our employees, consultants and vendors; entered into license agreements with third parties; and, generally, sought to control access to and distribution of our intellectual property.

Mission Assurance and Testing

Our mission assurance charter is to ensure procured materials, internal processes, and finished products meet contract and Quality Management System requirements.  Our Colorado and North Carolina facilities maintain AS9100 and ISO-9001 third party certified quality management systems.  Both facilities have implemented rigorous employee training and certification programs to empower operator ownership for process adherence and product quality. We perform frequent internal audits and facilitate third party site audits to confirm processes perform to expectations, products comply with engineering requirements and to identify opportunities to provide higher quality and increased value to our customers.

Our Quality Engineering provides up-front support to ensure contract requirements are clearly identified and appropriately flowed down, processes are capable to provide consistent and measurable results, and sub-tier suppliers meet their quality goals and objectives.  Our Quality Inspection provides specialized inspection support for detailed dimensional inspections, independent confirmations of operator self verification activities, and in-line inspections when mandated by regulatory or contract requirements. We have extensive in-house capabilities for aerospace environmental testing, including thermal and thermal/vacuum chambers, and vibration testing. We also have access to certified suppliers for vibration, shock, and electromagnetic interference testing. We maintain an environmentally controlled dimensional inspection lab to house our state of the art, high precision coordinate measuring machine work centers. All test and measurement activities are performed with equipment calibrated to standards traceable to the National Institute of Standards and Technology.

Although our mission assurance charter extends to all of our operating facilities, our quality management operations have not been third party certified in our California facilities.  We anticipate third party quality management system certification at all of our facilities in the future.

Research and Development

A large portion of our total new product development and enhancement programs is funded under government and customer contracts. Our internal research and development expenses, other than under such contracts, totaled approximately $300,000 and $284,000 for the years ended December 31, 2007 and 2006, respectively.  We expect to invest some non-government and non-customer internal research and development monies in 2008 to improve current products and to develop new products within our areas of core competency.

United States Government Contracts

During 2007 and 2006, approximately 73% and 89% of our total annual revenues were derived from contracts with the U.S. government and its agencies, or from subcontracts with other U.S. government prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.

Our major contracts with the United States Government fall into three categories; cost-reimbursable contracts, fixed price contracts, and time-and-material contracts.  In 2007, approximately 53% of revenues from U.S. government contracts were derived from cost-reimbursable contracts, 44% from fixed price contracts, and 3% from time-and-material contracts compared to approximately 51%, 48%, and 1% in 2006, respectively.  Under a cost-reimbursable contract, we recover our allowable incurred costs, allowable overhead costs, and a fee consisting of a fixed-fee established at the inception of the contract, and/or an award fee amount that is based upon the customer’s evaluation of our performance in terms of the criteria stated in the contract and/or an incentive fee established based upon schedule, technical, cost and management criteria.  Our fixed price contracts include firm fixed price and fixed price incentive fee contracts.  Under firm fixed price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract.  Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors. Fixed price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs.  Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

We have experienced significant cost overruns in the past on fixed price development projects resulting in losses on contracts before application of reserves.  Since merging with Starsys, we have taken significant steps to limit our risk on fixed price development contracts going forward, including but not limited to seeking voluntary relief or additional consideration from our customer(s), altering our bid and proposal process to address risk assessment on fixed price development contracts, and migrating our contract structure toward cost reimbursable contracts. Under cost reimbursable contracts, we are reimbursed for allowable incurred costs plus a fixed-fee award fee or incentive fee.  This contracting arrangement allows us to better manage the risk for a development-type program.

We expect the majority of our United States Government contracts to remain cost reimbursable contracts.  We expect our government-related contracts (i.e., contracts awarded by the United States Government to a prime commercial contractor, where we are a sub-contractor to the prime contractor) will increase in 2008, and we intend to minimize the use of fixed price contracts for development work.  Due to our past experiences where we realized losses on fixed price development contracts, we are much more careful in bidding fixed price development contracts.  Sometimes our customers require fixed price contracts, in which case, we make a decision to bid or not bid the opportunity based on the risk premium that we can apply to the proposal.  It is our preference, wherever possible, to bid development work using a cost reimbursable-type contract.

United States Government contracts are dependent on continued political support and funding. All of our United States Government contracts and, in general, our subcontracts with other United States prime contractors provide that such contracts may be terminated for convenience at any time by the United States Government or by the prime contractor.  Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend our activities under the contract. In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reasonable reimbursement for allowable costs for work in process, and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

Risks Related to our Company

We have experienced losses from operations in prior periods and have been required to seek additional financing to support our businesses.

In prior years, we have experienced operating losses and, in some periods, revenue from operations has not been sufficient to fund our operations.  Assuming our merger with Starsys Research Corporation had occurred on January 1, 2005, on a pro forma basis, we would have had revenue of approximately $35 million, $32 million, and $27 million, with a profit from operations of approximately $116,000 and a net loss from operations of approximately $1.0 million and $2.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.  In addition, our operating activities have been using cash rather than providing cash.  The success of our company depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to price fixed price contracts accurately, to attract and successfully complete additional government and commercial contracts, and possibly to obtain additional financing.  The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

If we are unable to raise capital, we may be unable to fund operating cash shortfalls, necessary capital expenditures, and future growth opportunities.

In the past, we have relied upon cash from financing activities to fund part of the cash requirements of our business.  We may need additional financing to fund our projected operations, capital expenditures or expansion plans (including acquisitions).  Additional financing may not be available to us on acceptable terms, or at all.  Any equity financing may cause additional dilution to existing stockholders.  Any debt financing or other issuance of securities senior to common stock likely will include financial and other covenants that will restrict our operating flexibility and payment of dividends to common stockholders.

Our size tends to limit our business opportunities.

Our size is determined by revenues, work force, and capabilities. As a small company, our ability to compete successfully for a large amount of desirable business may be limited because customers perceive that larger suppliers are more dependable, have the resources to successfully execute larger programs and, therefore, are more stable.  Yet, if we cannot win such business, it may be difficult for us to rapidly grow our business through organic growth.  Prime contracts in our industry may be large in dollar amount and critical to national interests. As a practical matter, smaller companies are at a disadvantage when competing to be awarded such large contracts as the prime contractor, due to customer perception that larger companies might be more stable. For this purpose, we would currently be considered a "smaller company."

Some of our government contracts are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded.

Some of our government contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason.  Accordingly, the entire contract amount may not be realized by us.  In the event that subsequent phases of some of our government contracts are not awarded to us, or if they are awarded to us but not fully funded, it could have a material adverse effect on our financial position and results of operations.  We were informed in 2007 that there were not going to be any GFY 2008 funds from the Missile Defense Agency to support our microsatellite distributed sensing experiment.  We have been working with the Missile Defense Agency and other government agencies for additional funding support.  Government contract funds from the Missile Defense Agency from GFY 2007 were not exhausted by December 31, 2007 and were used to cover anticipated phase completion costs through January 2008.  In early 2008, we were notified that the Department of Defense Operationally Responsive Space Office will be funding this program though at least May 2008 with a possible extension that may lead to a launch of this experimental satellite.  However, there can be no assurance that funding will be available after March 2008, and if available, sufficient to fully fund the program.

We provide our products and services primarily through fixed price and cost-plus fixed-fee contracts. We have experienced significant losses on fixed price contracts, especially those requiring product development. Cost overruns may result in further losses and, if significant, could impair our liquidity position.

Under fixed price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts, unless we can obtain voluntary relief from our customer, which relief (or additional consideration) cannot be assured. Although we have taken significant steps to try to limit our risk on fixed price contracts going forward, we have historically experienced significant cost overruns on development projects under fixed price contracts, resulting in estimated losses on contracts before application of any management reserves of approximately $316,000 at December 31, 2007 and approximately $1.7 million at December 31, 2006.  As of December 31, 2007, the accrual for potential losses on projects, which existed at January 31, 2006, was approximately $30,000. For example, we experienced significant cost overruns in 2006 and 2007 on a sizable subcontract with Northrop Grumman Space Technology.  These costs significantly affected our gross margin and impaired our liquidity position and operations.

When contract provisions produce unfavorable results for us, or fixed price development contracts result in losses, we generally do not have the legal or economic leverage needed to easily obtain renegotiated terms. Our customers generally would not fear any threat we might make to withhold future business and our financial and business position make litigation an unfavorable option for us. On the other hand, the reverse might be true of our customers, who tend to be large aerospace companies with significant resources. In the case of two major fixed price contracts on which we have experienced significant cost overruns, the customers were willing to work with us and negotiations resulted in contract amendments providing additional incentive payments based on performance. However, there can be no assurance that future attempts to renegotiate contracts will be successful.

To mitigate risks of this kind, we have made a business decision to:

•	limit the number of new fixed price development contracts;
•	offer our customers alternative contract structures that better protect us;
•	establish additional costing reviews; and
•	increase senior management involvement to scrutinize proposal efforts related to fixed price contracts.

This decision could limit our ability to obtain new business.

Under cost-plus contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. This type of contract structure passes much of the risk to the buyer; however, it also limits our ability to generate profit.  We normally try to negotiate a cost-plus contract for high risk development-type programs. Most customers prefer a fixed-fee arrangement but variable fee arrangements are possible.  There is no guarantee as to the fee amount we will be awarded under a cost-plus contract with a variable fee. The price on a cost-plus fixed-fee reimbursable contract is based on allowable costs incurred, but generally is subject to contract funding limitations. Therefore, we could bear the amount of costs in excess of the funding limitation specified in the contract, and we may not be able to recover those cost overruns.  Generally, cost-plus contracts are the best way to mitigate risks related to development-type programs and other higher risk opportunities. However, there can be no assurance that any type of contract vehicle can protect us from cost overruns and significant cost overruns could impair our liquidity position.

If we fail to integrate and operate our multi-location business effectively, we may have disappointing business results.

The integration of Starsys Research Corporation into SpaceDev is still ongoing and may disrupt operations, causing inefficiencies and additional expense, if it is not completed in a timely and efficient manner. If this integration effort is not successful, our company's results of operations could be affected and our company may not achieve the synergies or benefits we anticipated.  Our company may encounter difficulties, costs, and delays involved in integrating our operations, including but not limited to the following:

•	difficulties in successfully integrating the management teams and employees of the two companies;
•	challenges encountered in managing larger, more geographically dispersed operations;
•	the loss of key employees;
•	diversion of the attention of management from other ongoing business concerns;
•	potential incompatibilities of processes, technologies and systems;
•	potential difficulties integrating and harmonizing financial reporting systems; and,
•	potential failure to implement systems to properly price and manage the execution of fixed price contracts.

We do not believe that the anticipated benefits of the merger with Starsys have yet been fully realized.   We believe the market price of our common stock may have declined, in part, due to this. We will not meet the expectations of investors and financial or industry analysts if:

•	the integration of the two companies does not result in the anticipated synergies and benefits;
•	the costs savings from operational improvements arising from the merger is not greater than anticipated;
•	the combined financial results are not consistent with expectations;
•	management is unable to successfully manage a multi-location business;
•	the anticipated operating and product synergies of the merger are not realized; or,
•	the fixed price development contracts acquired in the merger, or new fixed price contracts entered into after the merger, incur major cost overruns or remain unprofitable for other reasons.

We relocated to a new Colorado facility and North Carolina facility in 2007, increasing our rental costs.

The move of our Boulder, Colorado and Durham, North Carolina operations to new and larger nearby facilities in 2007 was time consuming and expensive and partially disrupted operations.  In addition, we may not achieve anticipated efficiencies or other operational benefits of these moves.  Although both moves are complete, we may not realize the anticipated operating efficiencies.    Moreover, if our business does not develop as expected, the new facilities may be larger than what we require, resulting in rent payments for some unneeded space.  Our rental costs at the new facilities are approximately 72% higher than we had paid at the prior facilities.

A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by our customer.

Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts.  Government budgets (both in general and as to space and defense projects) are subject to the prevailing political climate, which is subject to change at any time.  Additionally, awarded contracts could be altered or terminated before we recognize our projected revenue. Many contracts are awarded in phases where future phases are not guaranteed to us.  For example, in 2007, we were informed by the Missile Defense Agency that there were no Government Fiscal Year 2008 funds available to support our microsatellite distributed sensing experiment. In addition, obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

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

Our common stockholders will experience dilution if our preferred stock is converted or our outstanding warrants and options are exercised.

As of March 10, 2008, we have outstanding non-stock-option derivative securities which could obligate us to issue 7,978,305 shares of our common stock, of which 1,922,138 underlie outstanding warrants and 6,056,167 are issuable upon conversion of our outstanding Series C and Series D-1 preferred stock.  In addition, as of March 10, 2008, we had outstanding stock options to purchase an aggregate of 10,828,578 shares of our common stock, of which 8,243,773 are currently vested.  The total number of shares issuable upon the exercise or conversion of currently vested warrants, options and preferred stock (16,222,078 shares) represents approximately 38% of our issued and outstanding shares of common stock as of March 10, 2008.

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

Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than we possess, could seek to develop mission solutions or produce products or services that compete with us, including new mechanisms and electromechanical subsystems using new technology which could render our mission solutions and products less viable.  Some of our foreign competitors currently benefit from, and others may benefit in the future from, subsidies from or other protective measures implemented by their home countries.

Our level of business may be difficult to predict.

We hope to sell an increasing percentage of our mission solutions, products and services on a recurring basis, but most of our revenue is derived from government contracts and government-related work, which may not be recurring or may be terminated.  (See Risk Factor:  A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by our customer.)  Government contracts can be defunded or terminated by the Government for convenience. Also, some of our mission solutions, products and services may not achieve market acceptance, and our future prospects may therefore be difficult to evaluate.

We may not develop products successfully or in a timely manner.

Many of our mission solutions, products, services and technologies are currently in various stages of development.  Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability.  Additionally, the final cost of development cannot be determined until development is complete.  Most of our development work is in fact performed under contracts from our customers.  In the past, we have contracted to execute development programs under fixed price contracts.  Under these contracts, even if our costs begin to exceed the amount to be paid by the customer under the contract, we are required to complete the contract without receiving any additional payments from our customer.  It is difficult to predict accurately the total cost of executing these programs.  If the costs to complete these programs significantly exceed the payments from our customers under the contracts, our results of operations will be harmed. These contracts are inherently risky, and in the past have had material adverse effects to us.  We intend to significantly reduce our acceptance of this sort of contract. This may limit our opportunity to develop products at a customer's expense.

Our mission solutions, products, services and technologies are, and will continue to be, subject to significant technological change and innovation. Our success will generally depend on our ability to continue to conceive, design, manufacture, and market new products and services on a cost-effective and timely basis. We anticipate that we will incur significant expenses in the design and initial manufacture and marketing of new products and services.  Some of these costs may be covered by our customers or partnership arrangements. However, there can be no assurance that significant costs will not be incurred by us.

The marketplace for our technology and products is uncertain.

The demand for all space-related goods and services in general, and for our mission solutions, products, services and technologies in particular, is uncertain and we may not obtain a sufficient market share to sustain our business or to increase profitability. Our business plan assumes that near-term revenues will be generated largely from government contracts from our mission solutions, including, but not limited to, small satellites and electromechanical systems for spacecraft.  A long-term commercial market may not develop for private manned and unmanned space exploration.  Small satellites and commercial space exploration are still relatively new concepts, and it is difficult to predict accurately the ultimate size of the market. In addition, we are working to develop new ways to enhance our mission solutions, such as large deployable structures, solar array drives, slip rings, precision scanning assemblies for spacecraft, and now services such as turnkey launch solutions.  Many of our products and services are new and unproven, and the true level of customer demand is uncertain. Lack of significant market acceptance of our mission solutions, products, services and technologies, delays in such acceptance, or failure of our markets to develop or grow could negatively affect our business, financial condition, and results of operations.

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

Our operating results may fluctuate from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this "Risk Factors" section:

•	we may not be awarded all stages of existing or future contracts;
•	significant contracts may be awarded to our competitors rather than to us;
•	the timing of new technological advances and mission solution announcements or introductions by us and our competitors;
•	changes in the terms of our arrangements with customers or suppliers;
•	reliance on a few customers for a significant portion of our revenue;
•	the failure of our key suppliers to perform as expected;
•	general or particular political conditions that could affect spending for the products that we offer;
•	changes in perception of the safety of space travel;
•	cost overruns or other delays or failures to satisfy our obligations under our contracts on a timely basis;
•	the failure of our mission solution to conduct a successful mission;
•	the uncertain market for our mission solutions, products, services and technologies;
•	the availability and cost of raw materials and components; and,
•	the potential loss of or inability to hire key personnel.

Our operating results may fall below the expectations of public market analysts or investors.  In this event, our stock price could decline significantly.

Our products and services may not function well under certain conditions.

Most of our mission solutions and related products are technologically advanced and tested, but sometimes are not space qualified for performance under demanding operating conditions. Many of our customers conduct extensive testing during the extensive pre-launch period, while the hardware is on the ground.  Depending on the contract terms, we could incur additional costs related to rework.  Although we have never had a failure of our mission solutions or products in space, it is possible that our mission solution or products may not successfully launch or operate, or perform or operate as intended in space. Like most organizations that have designed space missions or launched space qualified hardware, we may experience some failures, cost overruns, schedule delays, and other problems.

Launch failures or delays, due to no fault of our own, could have serious adverse effects on our business.

Launch failures or delays could have serious adverse effects on our business. Launches are subject to significant risks, the realization of which can cause disabling damage to, or total loss of, our mission solution and/or products, as well as damage to our reputation among actual and potential customers. Delays in the launch could also adversely affect our revenues. Delays could be caused by a number of factors related to the launch vehicle and outside of our control.  Delays and the perception of potential delays could negatively affect our marketing efforts and limit our ability to obtain new contracts and projects.

In addition to many other risks involving our business, until we develop our own launch vehicle, we may be dependent on the performance of third party companies like United Launch Alliance (ULA), a large company, or Space Exploration Technologies, a small company with limited operating history, which has not yet had a successful launch, for our launch vehicle.

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

Our success will be dependent upon the efforts of key members of our management and engineering team, including our Chairman and Chief Executive Officer, Mark N. Sirangelo, our President and Chief Financial Officer, Richard B. Slansky, and certain other key personnel.  The loss of any of these persons, or other key employees, including personnel with security clearances required for classified work and highly skilled technicians and engineers, could have a material adverse effect on us.  Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel.  The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us.  At this time, we do not maintain key man life insurance on any of our key personnel.

We reduced the use of stock options, in part due to SFAS 123(R), which reduced the effectiveness of stock options as a retention device.

Historically, we have used vesting stock options to enhance our ability to retain key personnel.  Technology companies, in general, and our company in particular, depends upon and uses broad based employee stock option programs to hire, incentivize, and retain employees in a competitive marketplace. If the employee leaves us before the vesting period has been completed, the employee must forfeit any unvested portion of the stock options.  To the extent vesting stock options were operating as a retention device, the reduced use of vesting stock options, in part due to SFAS 123(R), and the elimination of the vesting requirements on pre-2006 issued stock options, eliminated the retention benefit.  An accounting standard setting body adopted SFAS 123(R), an accounting standard that requires us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We began recording these expenses in 2006. The change in accounting rules lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings. We continue to use vesting stock options as an incentive; however, as a result of SFAS 123(R) and other issues, the number of options being granted has been significantly reduced. By doing so, we may have lost the advantage of a valuable incentive tool and could be placed at a competitive disadvantage by other potential employers who were more willing to grant stock options and incur the related expense.

If we grow but do not effectively manage the growth, our business could suffer as a result.

Even if we are successful in obtaining new business, failure to manage the growth could adversely affect our operations. We may experience acute periods of very rapid growth (for example, if we were to win a major contract), which could place a significant strain on our management, operating, financial, and other resources. Our future performance will depend in part on our ability to manage growth effectively. We must develop management information systems, including operating, financial, and accounting systems, improve project management systems and processes and expand, train, and manage our workforce to keep pace with growth. Our inability to manage growth effectively could negatively affect results of operations and the ability to meet obligations as they come due.

We may not successfully address the problems encountered in connection with potential future acquisitions.

We expect to consider opportunities to acquire or make investments in other technologies, and businesses that could enhance our capabilities, complement our current business, or expand the breadth of our markets or customer base.  Acquisitions may be necessary to enable us to quickly achieve the size needed for some potential customers to seriously consider entrusting us with mission solutions, mission-critical contracts or subcontracts. As a company, we have limited experience in acquiring other businesses and technologies: the Starsys Research Corporation acquisition was our first major acquisition.  Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

We may find it difficult to insure certain risks involved in our operations, including our mission solutions and satellite operations, accidental damage to high value customer hardware during the manufacturing process, and damages to customer spacecraft caused by us not working to specification. Insurance market conditions or factors outside of our control at the time insurance is purchased could cause premiums to be significantly higher than current estimates. Additionally, the U.S. Department of State has published regulations which could significantly affect the ability of brokers and underwriters to insure certain missions or launches. These factors could cause other terms to be significantly less favorable than those currently available, may result in limits on amounts of coverage that we can obtain, or may prevent us from obtaining insurance at all. Furthermore, proceeds from insurance may not be sufficient to cover losses.

Our competitive position may be seriously damaged if we cannot protect intellectual property rights in our technology.

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technologies.  We rely on a combination of patents, trade secrets and contracts to establish and protect our proprietary rights in our technologies.  However, we may not be able to prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable.  In addition, effective intellectual property protection may be unavailable or limited in some foreign countries.

There is no guarantee any patent will be issued on any patent application that we have filed or may file.  Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated, or circumvented.  If we do not secure and maintain patent protection for our technologies, our competitive position may be significantly harmed because it may be much easier for competitors to copy our mission solutions or sell products similar to ours.  Alternatively, a competitor may independently develop or patent technologies designed around our patented technologies.  In addition, it is possible that any patent that we may obtain may not provide adequate protection and our competitive position could be significantly harmed.

As we expand our mission solution offerings or develop new uses for our products, these offerings or uses may be outside the scope of our current patent applications, issued patents, and other intellectual property rights.  In addition, if we develop new mission solutions or enhancements to existing products, there is no guarantee that we will be able to obtain patents to protect them.  Even if we do receive patents, these patents may not provide meaningful protection.  In some countries outside of the United States, effective patent protection is not available.  Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents.  As a result, protecting intellectual property in these countries is difficult and our competitors may successfully develop mission solution offerings and sell products in those countries that have functions and features that infringe on our intellectual property.

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

From time to time, companies may assert patent, copyright and other intellectual property rights against our mission solutions, or products using our technologies, or other technologies used in our industry.  These claims may result in our involvement in litigation.  We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation, as well as the possible need to devote our finite resources to priorities other than expensive litigation.  If any of our products were found to infringe on another company's intellectual property rights, we could be required to redesign our mission solution or product, or license such rights and/or pay damages or other compensation to such other company.  If we were unable to redesign our mission solution or product, or license such intellectual property rights used in our products, we could be prohibited from using such mission solution, or making and selling such products.

Other companies or entities also may commence actions seeking to establish the invalidity of our patents.  In the event that one or more of our patents is challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position.  If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents.  Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business, and harm our reputation.

We are subject to substantial regulations, some of which prohibit us from selling internationally.  Any failure to comply with existing regulations, or increased levels of regulation, could have a material adverse effect on us.

Our business activities are subject to substantial regulations by various agencies and departments of the United States government and, in certain circumstances, the governments of other countries.  Several government agencies, including NASA and the U.S. Air Force, maintain Export Control Offices to ensure that any disclosure of scientific and technical information complies with the Export Administration Regulations and the International Traffic in Arms Regulations (ITAR).  Exports of our mission solutions, products, services, and technical information require Technical Assistance Agreements, manufacturing license agreements, or licenses from the U.S. Department of State depending on the level of technology being transferred.  This includes recently published regulations restricting the ability of U.S.-based companies to complete offshore launches, or to export certain satellite components and technical data to any country outside the United States.  The export of information with respect to ground-based sensors, detectors, high-speed computers, and national security and missile technology items are controlled by the Department of Commerce. Failure to comply with the ITAR and/or the Commerce Department regulations may subject guilty parties to fines of up to $1 million and/or up to 10 years imprisonment per violation.  The practical effect of ITAR is to limit our opportunities or increase the costs of our proposals in the international marketplace.

In September 2007, we sold to OHB Technology AG, a leading German space technology company, and MT Aerospace AG, a subsidiary of OHB Technology AG and an established supplier in the aeronautic, aerospace and defense sectors, common stock amounting to 19% of our then total outstanding shares.  In December 2007, after an additional investment by Loeb Partners, a New York based investment firm, we sold additional shares of our common stock to OHB Technology AG and MT Aerospace AG, when they exercised their pre-emptive rights to remain at 19% of our total outstanding shares.  Because they are foreign companies, we could possibly be at risk of losing new and ongoing business if we do not have the proper procedures in place to delineate and inform employees and visitors, and also stockholders like OHB, regarding our controls necessary to ensure that no transfer of classified defense information or controlled unclassified information occurs unless authorized.

In addition, the space industry has specific regulations with which we must comply.  Command and telemetry frequency assignments for space missions are regulated internationally by the International Telecommunications Union (ITU). In the United States, the Federal Communications Commission (FCC) and the National Telecommunications Information Agency (NTIA), regulate command and telemetry frequency assignments.  All launch vehicles that are launched from a launch site in the United States must pass certain launch range safety regulations that are administered by the U.S. Air Force. In addition, all commercial space launches that we would perform require a license from the Department of Transportation. Satellites that are launched must obtain approvals for command and frequency assignments.  For international approvals, the FCC and NTIA obtain these approvals from the ITU.  These regulations have been in place for a number of years to cover the large number of non-government commercial space missions that have been launched and put into orbit in the last 15 to 20 years. Any commercial deep space mission that we would perform would be subject to these regulations.

We are also subject to laws and regulations placed on the formation, administration and performance of, and accounting for, U.S. government contracts.  With respect to such contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions, penalties, suspension, or debarment from contracting with the U.S. government.

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

The market prices of securities of technology-based companies like ours, particularly in industries (also like ours) where substantial value is ascribed to a hope for future increase in the size of the total market, are often highly volatile. The market price of our common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control, including:

•	deviations in our results of operations from estimates;
•	changes in estimates of our financial performance or in analyst coverage decisions;
•	changes in our markets, including decreased government spending or the entry of new competitors;
•	awards of significant contracts to competitors rather than to us;
•	our inability to obtain financing necessary to operate our business;
•	changes in technology;
•	potential loss of key personnel;
•	short selling;
•	perceptions about the effect of possible dilution arising from the issuance of large numbers of shares of common stock underlying outstanding stock options, warrants, and preferred stock:
•	changes in market valuations of similar companies and of stocks generally;
•	volume fluctuations generally; and,
•	other factors listed above in our Risk Factor: "Our operating results could fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline."

The concentration of ownership of our common stock gives a few individuals significant control over important policy decisions and could delay or prevent changes in control.

As of March 10, 2008, our Executive Officers and Directors together beneficially owned approximately 34.1% of the issued and outstanding shares of our common stock.  (Note: The beneficial ownership calculations are different from a straight percentage of outstanding ownership calculation.  The beneficial ownership calculation takes into consideration derivative securities, such as stock options and warrants, which are vested or will vest within 60 days from March 10, 2008.  These additional securities are deemed to be outstanding for the purpose of computing the percentage of common stock owned in this table, but are not deemed outstanding for the purpose of computing the percentage owned). OHB Technology AG and MT Aerospace AG collectively beneficially own approximately 18.8% of our common stock.  James W. Benson and Susan C. Benson beneficially own approximately 16.7% of our common stock.  (Mr. Benson separated from our employ in September 2006 but retains a seat on our Board of Directors.)  Loeb Partners Corporation owns approximately 11.3% of our common stock.  As a result, Executive Officers, Directors and/or significant stockholders (i.e., OHB Technology AG, MT Aerospace AG, Loeb Partners and/or the Bensons) could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving us.  Our foreign stockholders are contractually limited for a period of two years from their stock purchase date and Loeb Partners is contractually limited for a period of one year from their stock purchase date in their ability to exert significant influence over us by voting of shares.  Also, through control of the Board of Directors and voting power, our Officers and Directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.  In addition, the concentration of voting power in the hands of those individuals and entities could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders.  A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future. In addition, other securities may restrict payment of common stock dividends.

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of any earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value.  In addition, the terms of our preferred stock currently restrict, and any other credit or borrowing arrangements that we may enter into may in the future restrict or limit, our ability to pay common stock dividends to our shareholders.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and any stock exchange on which our stock may be listed in the future. These laws, rules and regulations, which are already known to be burdensome and costly, continue to evolve and may become increasingly stringent in the future. In particular, we are required to include a management report on internal control over financial reporting as part of this Form 10-KSB annual report (and future annual reports) pursuant to Section 404 of the Sarbanes-Oxley Act.  We are continually evaluating our internal controls and processes to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act.  We cannot assure you that we will be able to fully maintain compliance with these laws, rules and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules, and regulations,  may be viewed negatively by investors and could materially adversely affect our reputation, financial condition, and the value of our securities.

The terms of our outstanding shares of preferred stock, and any shares of preferred stock issued in the future, may reduce the value of your common stock.

We have up to 10,000,000 shares of authorized preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Preferred Stock and approximately 3,010 shares of our Series D-1 Preferred Stock, as of March 10, 2008.  Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect the rights of stockholders or reduce the value of common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.  Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

Our available secured debt financing is expensive and carries restrictive conditions.

On September 29, 2006, we entered into a secured revolving credit facility with Laurus Master Fund.  Although the maximum size of the facility is $5.0 million, actual borrowings are limited by a formula based on our eligible accounts receivable and eligible inventory.  We currently have nothing drawn on the revolving credit facility. We paid a loan fee at inception in the form of 310,009 shares of common stock valued at $350,000.  On September 30, 2007, we issued an additional 283,286 restricted shares to Laurus, equivalent to a $200,000 fee upon the first anniversary of the facility.  In addition, we will be required to pay Laurus an additional loan fee in the form of common stock valued at $200,000 on September 29, 2008, the second anniversary date of the facility, if the facility remains in place. Any outstanding balance on the facility bears interest at a floating rate of prime plus 2%, and the maximum life of the facility is three years.  The facility is collateralized by substantially all of our assets.  The facility contains certain default provisions.  In the event of a default by us, we will be required to pay an additional fee per month until the default is cured.  Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default.

Any further debt financing, if available at all when needed, might require further expensive and onerous financial terms, security provisions and restrictive covenants.  If we cannot repay or refinance our debt when it comes due, we would be materially adversely affected.

Because our common stock is not listed on a national stock exchange and is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

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
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and,

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.  As a result, the market price of our securities may be depressed, and it may be more difficult to sell our securities. In addition, having a common stock traded on the OTC Bulletin Board with a low trading price may result in a negative image which hinders our commercial initiatives and our future capital-raising activities.

ITEM 2.                                DESCRIPTION OF PROPERTY

In January 2003, we entered into a sale and 10-year leaseback of our 25,000 square foot headquarters facility in Poway, California.  Our facility includes a small Spacecraft Assembly and Test facility with a 1,800 square foot Class 100,000 clean room, avionics development lab, machine shop with rocket motor casting capability, mechanical assembly lab, and mission control and operations center.  In March 2005, we leased an additional 11,000 square feet of office and warehouse space within a mile of our Poway, California facility and moved our machine shop with rocket motor casting capability for hybrid propulsion into it.  This lease is now set to expire on June 30, 2008.  We also negotiated an arrangement with Northrop Grumman for use of a test pad at their Capistrano Test Facility approximately one hour from our Poway, California offices.  We use this site to fire and test larger hybrid rocket motors.  Key uses of our California facilities are program and project conferences and meetings, engineering design, engineering analysis, spacecraft assembly, avionics labs, software labs, and media outreach.  We also have an Internet-based Mission Control and Operations Center in our building.  Our facilities allow for efficient design, assembly, and test for our projects, and of our mission solutions, products and technologies.

The rent on our headquarters building is approximately $29,500 per month with a 3.5% COLA increase annually.  We are responsible for property tax and liability insurance on the facility.  We were required to make an advance payment in the form of a security deposit of approximately $25,700, which we carry as an asset on our balance sheet. The rent on the second Poway facility was approximately $9,000 per month in 2006 and $11,000 per month in 2007 and included all CAM charges and taxes.  The Capistrano facility is billed to us by Northrop Grumman only when in use and includes all support services.

As a result of our acquisition of Starsys Research Corporation in January 2006, we acquired a lease for a 41,400 square foot facility in Boulder, Colorado (at a rental rate of approximately $55,000 per month) and a 5,000 square foot facility in Durham, North Carolina (at a rental rate of approximately $6,000 per month).  We entered into a new lease in August 2006 on a facility located at 1722 Boxelder Street in the Colorado Technology Center in Louisville, Colorado.  The Boulder lease expired in March 2007.  We relocated our manufacturing operations from Boulder to Louisville, Colorado in March 2007, which was approximately 12 miles southeast of the Boulder location.  This new facility provided an immediate improvement in product work flow over the existing Boulder location. The Louisville facility has approximately 72,000 square feet, and rent is approximately $92,000 per month including common area maintenance charges and with a 3.0% COLA increase annually.  We plan to develop this space through phased capital equipment additions that will improve our fabrication, assembly, and test capabilities.

Finally, our Durham, North Carolina facility lease expired in March 2007. We signed a new lease in March 2007, and in May 2007 relocated our Durham manufacturing operations from 633 Davis Drive to 1030 Swabia Court, one mile east of the prior location.  We held over in the existing facility until the tenant improvements were completed. The new Durham facility has approximately 13,500 square feet of usable office and laboratory space.  The rent is approximately $11,000 per month with an increase annually.

ITEM 3.                                LEGAL PROCEEDINGS

None.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Bulletin Board (OTCBB) since August 1998 under the symbol "SPDV" or "SPDV.OB."  The following table sets forth the trading history of our common stock on the OTCBB for each quarter from fiscal 2006 through March 10, 2008 as reported by Yahoo! Finance Historical Prices (www.finance.yahoo.com).  The quotations reflect the high and low sale prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
3/31/2006	$1.52	$1.10
6/30/2006	$1.58	$1.20
9/30/2006	$1.36	$0.91
12/31/2006	$1.23	$0.65
3/31/2007	$1.06	$0.68
6/30/2007	$0.98	$0.65
9/30/2007	$0.84	$0.51
12/31/2007	$0.88	$0.65
3/10/2008	$1.06	$0.60

Holders of Record

As of March 10, 2008, there were approximately 500 holders of record of SpaceDev common stock.

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

Overview

SpaceDev, Inc., a Delaware corporation, together with our subsidiaries, (“SpaceDev,” “we,”  “us,” “our,” or “Company”), is a leading space technology company.  We are engaged in the conception, design, development, manufacture, integration, sale, and operation of space systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft.  We are currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.  We maintain our corporate headquarters in California and operating centers in California, Colorado and North Carolina and currently have approximately 185 full and part time employees.

During 2007, approximately 73% of our revenues were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 27% were generated from commercial contracts.  In 2006, approximately 89% of our revenues were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 11% were generated from commercial contracts.  Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our mission solutions, products, services and technologies. We are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.  However, international revenues have historically represented less than 5% of our total net sales and we are interested in exploring further international contract opportunities, Our new and evolving relationship with OHB Technology AG and MT Aerospace AG may influence our decision and ability to operate in the international marketplace, as well as for them to operate in the United States government and civil marketplace.

During 2007, we submitted approximately 205 bids for government or commercial programs and continued our work with the United States Congress to identify directed funding for our programs.

Financing

Sale of Common Stock to Loeb Partners Corporation

In December 2007, we entered into a Stock Purchase Agreement with Loeb Partners Corporation (hereinafter “Loeb”) covering the issuance and sale of 3,750,000 shares of our common stock at a purchase price of $0.75 per share.  We received gross proceeds from the sale of approximately $2.8 million in cash.  The common stock is restricted.  In addition, pursuant to our Stockholder Agreement with Loeb, Loeb has agreed not to sell the common stock issued under the Stock Purchase Agreement for one year.  We have also provided Loeb with the right, after one year, to demand that we file a registration statement with the Securities and Exchange Commission to cover re-sales of their common stock.  In addition, subject to existing rights of other stockholders, we have provided Loeb with rights to participate in our future financings.

Pursuant to our Stockholder Agreement with Loeb, for one year, Loeb agreed to vote their common stock in favor of nominees recommended by our Board of Directors.  Loeb agreed to, after the first year, continue to vote their common stock in favor of current members of the Board of Directors.  Further, Loeb agreed not to purchase additional shares of common stock or cause others to do so, except as expressly provided in the Stockholder Agreement.  The Stockholder Agreement expires on the earliest of:  (1) ten years; (2) a change of control of SpaceDev; or (3) when Loeb owns less than 4.99% of us.

Sale of Common Stock to OHB Technology AG and MT Aerospace AG

In September 2007, we raised $4.4 million in cash by selling 7,095,566 shares of our common stock to OHB Technology AG, a leading German space technology company, and MT Aerospace AG, a subsidiary of OHB Technology AG, in a private transaction at a purchase price of $0.62 per share.  The price was determined as a premium of 11% to the closing price of our common stock on September 12, 2007, which was $0.56 per share.  We used some of this cash to retire revolving debt balances and certain dividend bearing preferred stock.  We also believe that our relationship with OHB Technology AG and MT Aerospace AG may evolve into a strategic one of mutual high level benefit as a result of actively exploring manufacturing opportunities using our production facilities, systems development by both organizations, and new business program opportunities in Europe as well as in the United States.

In December 2007, we raised an additional $658,000 in cash by selling 877,653 shares of our common stock to OHB Technology AG and MT Aerospace AG at $0.75 per share, in connection with the Loeb Partners Corporation investment in us, and the pre-emptive right of OHB Technology AG and MT Aerospace AG to maintain their 19% ownership in us.

The investors agreed not to solicit our customers and clients in the United States for the same products and services provided by us. The investors agreed not to purchase additional shares of common stock or cause others to do so, except as expressly provided in our Stockholder Agreement with them.  The Stockholder Agreement expires on the earliest of:  (1) ten years, (2) a change of control of SpaceDev or (3) when the investors own less than 4.99% of us.

Also, pursuant to this Stockholder Agreement, we agreed to elect a qualified representative of OHB Technology AG (or any qualified replacement) to our Board of Directors and to nominate this representative of OHB Technology AG for election by the stockholders.  This obligation will continue until the expiration of this Stockholder Agreement.  Pursuant to this provision, we elected Hans Steininger to our Board of Directors in November 2007.  In addition, per our Stockholder Agreement, for two years OHB Technology AG and MT Aerospace AG agreed to vote their shares of our common stock in favor of the nominees to our Board of Directors that have been recommended for election by the Board of Directors.  OHB Technology AG and MT Aerospace AG also agreed to, following this two year period,  continue to vote their shares of common stock in favor of any nominees recommended by the Company’s Board of Directors (1) if such nominee is a current member of the Board of Directors or (2) if the slate of nominees that is recommended for election by the Board of Directors includes the Stockholder’s nominee.

Revolving Credit Facility

In September 2006, we entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the facility.  We are allowed to borrow against the revolving credit facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or, (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory. The balance on this revolving credit facility at December 31, 2007 and 2006 was approximately $0 and $805,000, respectively.

The revolving credit facility bears interest at a rate equal to prime plus 2% and is payable monthly. The rate will be increased or decreased on the date the Prime Rate is adjusted.  Interest is due on the first business day of each month through maturity.  The term of the facility is scheduled to end on September 29, 2009.  At inception, Laurus received, as a loan fee, 310,009 unregistered shares of our common stock valued at $350,000 plus cash fees of $175,000. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten (10) business days and the expense was amortized daily over the first year of the note. The cash loan fee is being amortized over 36 months.  In September 2007, Laurus became entitled to an additional 283,286 shares, valued at $200,000 upon the first anniversary of the facility.  We will issue additional restricted shares of our common stock worth, in the aggregate, $200,000 to Laurus in September 2008, if the facility remains in place.  The pricing of these additional shares will be based on the applicable preceding ten (10) business day average trading price.  The facility is not convertible into any class of our securities.

Laurus agreed that if and when it can resell the unregistered shares under Rule 144, its resale on any one day cannot exceed 10% of the daily trading volume. We registered the 310,009 shares and 283,286 shares, which totaled 593,295 shares, for resale in a registration statement that we filed in January 2008 and which was declared effective by the Securities and Exchange Commission in February 2008.  In addition, Laurus is strictly prohibited from engaging in any short sales of our common stock during the term of the facility.

The facility is a secured debt, collateralized by substantially all of our assets. The facility contains certain default provisions.  In the event of a default by us, we will be required to pay an additional fee per month until the default is cured.  Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default.  The facility requires us to deposit all funds (other than certain refundable deposits) into a lockbox that will be swept on a daily basis to reduce any outstanding facility balance. Any funds in excess of any outstanding facility balance are transferred to us on a daily basis.

Series D-1 Amortizing Convertible Perpetual Preferred Stock

In January 2006, we entered into a securities purchase agreement, which we refer to as the 2006 Purchase Agreement, with a limited number of institutional accredited investors, led by Omicron Capital, but including Tailwind Capital Management, Bristol Capital, Nite Capital and Laurus.  Omicron subsequently distributed its ownership to Rockmore Capital and Portside Capital/Ramius, upon the dissolution of Omicron.  We issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, which we refer to as Series D-1 Preferred Stock, for an aggregate purchase price of $5,150,000, or $1,000 per share.  We also issued various warrants to these investors under the 2006 Purchase Agreement.

In May 2007, we offered to the holders of the Series D-1 warrants the opportunity to exercise the warrants at a reduced price to be calculated as 80% times the volume weighted average price of our common stock for the 20 trading days preceding the warrant holder’s acceptance of the offer. Although this written offer expired by its terms in mid-June 2007, we orally renewed the offer to the end of June 2007 and Laurus accepted, exercising 500,000 of their 639,203 warrants of this series for $290,000 cash.  The Volume Weighted Average Price for the 20 trading days preceding Laurus’ exercise was $0.725 per share, making the strike price of the common stock warrant $0.58 which is 80% of the $0.725.  Due to a ratchet anti-dilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which includes 139,203 warrants still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms. The warrants are exercisable for five years following the date of grant. The warrants feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash.  However, this right is available only if a registration statement or prospectus covering the shares subject to the warrant is not available. The warrants will continue to have the anti-dilution provisions reducing the warrant exercise price, if we issue equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price, to such lower exercise price.

Results of Operations

Year Ended December 31, 2007 -vs.- Year Ended December 31, 2006

Net Sales

During the twelve months ended December 31, 2007, we had net sales of approximately $34.7 million as compared to net sales of approximately $32.6 million for the same period in 2006, an increase of approximately 6%.  In 2007, we had several events that impacted revenues. These were the rebuild, restructure, and moving of our Colorado and North Carolina operations, the conclusion of certain loss-generating fixed price development contracts, fire storms, which affected our San Diego operations for an extended period, as well as discontinuation of revenue from our Missile Defense Agency contract in the fourth quarter.  Approximately $25.4 million, or 73%, of net sales were attributable to government and government-related work, with approximately $9.1 million, or 27%, of net sales being attributable to commercial contracts. Our government customers include, but are not limited to, the Missile Defense Agency, the Air Force Research Laboratory, NASA, and other U.S. Department of Defense agencies.  Our government-related work customers include, but are not limited to, General Dynamics, Northrop Grumman, and Raytheon.  Commercial customers include Lockheed Martin and Sumitomo.  Revenues during 2006 derived from government and government-related work were approximately $28.9 million, or 89% of net sales and revenue from commercial customers was approximately $3.6 million, or 11% of net sales.

Cost of Sales

For the year ended December 31, 2007, cost of sales was approximately $25.9 million, or 74.6% of net sales, as compared to approximately $25.7 million, or 79.0% of net sales during the same period in 2006.  Cost of sales consists of direct and allocated costs associated with individual contracts.  The improved margin percentage was due to the wind-down of work on certain loss-generating fixed price government-related development contracts, which we inherited in the Starsys acquisition.  We continue to focus our efforts on final completion of these contracts, as well as altering our bid and proposal processes to better manage any decision to enter into fixed price development contracts.  Contracts of a developmental nature are now usually bid using cost reimbursable contracts to mitigate the risk wherever possible.  We are also continuing to focus efforts on improving our operations and increasing our efficiencies, including but not limited to, recruiting new talented engineers and business professionals, developing and enhancing our project management skills, and creating or expanding systems to assist in the efficient and effective management of our projects.

Operating Expenses

Operating expenses increased from approximately $7.8 million, or 24.0% of net sales, for the year ended December 31, 2006 to approximately $8.7 million, or 25.0% of net sales, for the year ended December 31, 2007. Operating expenses include general and administrative expenses, research and development costs and marketing and sales expenses.

•
General and administrative expenses decreased from approximately $5.3 million, or 16.4% of net sales, for the year ended December 31, 2006 to approximately $5.1 million, or 14.6% of net sales, for the year ended December 31, 2007.  This decrease is attributed mainly to an initiative to integrate certain business management functions within the company, including, but not limited to finance and accounting, contracts, information systems and security, as well as a refinement of our cost allocation method and a movement toward activity based costing.  The benefit of this reduction was partially offset by the added expense in 2007 related to: 1) the Company’s investment in a security professional and related expenses; 2) the relocation of our Colorado and North Carolina facilities; and 3) costs related to preparing for regulatory compliance, e.g., Sarbanes-Oxley, etc.

•
Research and development expenses, internally funded, increased to approximately $300,000, or 0.9% of net sales, for the year ended December 31, 2007, from approximately $284,000, or 0.9% of net sales, during the same period in 2006.  Both the total dollars spent and percent of net sales remained essentially flat as most of our scientific work is performed under customer or government funded contracts.  Since monies from those contracts are accounted for as revenue, we account for the related expenses as a cost of sales, rather than as research and development expense, in order to match the revenue with the appropriate expenses.

•
Marketing and sales expenses increased to approximately $3.3 million, or 9.5% of net sales, for the year ended December 31, 2007, from approximately $2.2 million, or 6.8% of net sales, during the same period in 2006.  The total dollar increase of approximately $1.1 million was mainly due to costs related to bidding a larger number of proposals, an increase in engineering efforts on proposals, and appropriately capturing costs related to engineering efforts on proposals.  The core marketing and sales costs remained essentially flat from year to year.  In 2007, we responded to over 200 proposal requests for potential work over the next several years, including, but not limited to, the second phase of NASA COTS.   In 2006, we responded to approximately 100 requests for proposals, including, but not limited to, the first phase of NASA COTS. Although we did not win the NASA COTS proposal, we spent in excess of $300,000 in 2007 and in excess of $800,000 in 2006 bidding on this program.

Included in all of our expenses, cost of sales, general and administrative, research and development and marketing and sales, we have recorded our stock option expense which is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield, and an expected life of the options to determine the fair value of options granted. The risk-free interest rate ranged from 3.03% to 4.79%, expected volatility ranged from 59.99% to 90.8% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  The total expense for the years ended December 31, 2007 and 2006 was approximately $408,000 and $133,000, respectively.  To minimize SFAS 123(R) stock option expense, we have reduced the number of stock options we would otherwise be granting.

Income/(loss) from operations improved from a loss of approximately $974,000, or 3% of net sales for the year ended December 31, 2006, to a profit of approximately $116,000, or 0.3% of net sales for the year ended December 31, 2007, an increase of approximately $1.1 million from year to year.  This improvement includes an increase of approximately $275,000 in non-cash stock option expense, which is included in cost of sales, marketing and sales, and general and administrative expenses (see allocation chart at the bottom of our Consolidated Statements of Operations).

Non-operating expense (income) consisted of amortization of deferred gain on the sale of our Poway headquarters building, other non-cash loan fees and expenses, and interest expense and interest income.  Our loan fees expense increased substantially in 2007 as a result of the Laurus revolving credit facility, and our interest expense increased in 2007, due to larger average balances on our revolving credit facility.  We experienced net non-operating loss of approximately $399,000 compared to net non-operating income of approximately $20,000 for the years ended December 31, 2007 and 2006, respectively.

•
We recorded loan fees related to our revolving credit facility as well as other fund financing activities of approximately $389,000 and $115,000 for the years ended December 31, 2007 and 2006, respectively.  The increase in expense was due to the partial year of use in 2006 and the full year of use in 2007.  We issued 310,009 shares of our common stock, valued at $350,000, to Laurus in September 2006 for revolving credit facility loan fees, which we amortized over the initial 12 months, plus cash fees of $175,000, which we are amortizing over 36 months.  We further issued 283,286 shares of our common stock, valued at $200,000, to Laurus in September 2007 for revolving credit facility loan fees, which we are amortizing from October 2007 through September 2008.  The following chart highlights the loan fee expenses under our revolving credit facility for 2006 through 2008:

Date Granted	Type	Shares	Expense	2006	2007	2008	2009
September, 2006	Non-Cash	310,009	$350,000	$90,137	$259,863	$-	$-
September, 2007	Non-Cash	283,286	$200,000	$-	$51,507	$148,493	$-
September, 2008	Non-Cash	TBD*	$200,000	$-	$-	$51,507	$148,493
September, 2006	Cash	N/A	$175,000	$24,463	$58,333	$58,333	$33,871
Cash and Non-Cash Loan Fees				$114,600	$369,703	$258,333	$182,364
* Presuming that the revolving credit facility remains in place for the third year.

•
We expensed approximately $208,000 and $66,000 in interest for the years ended December 31, 2007 and 2006, respectively.  The increase was due to borrowings under our new revolving credit facility that we entered into in September 2006 and utilized to fund operations for most of 2007.  In the fourth quarter of 2007, we used a portion of the proceeds from our common stock offerings to reduce the balance on our revolving credit facility to zero by December 31, 2007.  We will continue to pay interest expense on certain capital leases in 2008 and, if needed, borrowings on our revolving credit facility; however, we do not anticipate using the $5.0 million revolving credit facility at this time.

•	We recognized approximately $81,000 and $83,000 in interest income in 2007 and 2006, respectively. Our interest income remained essentially flat as we continued to manage our cash and cash reserves.

•
We recognized approximately $117,000 of amortized deferred gain on the sale of our Poway headquarters building during each of the years ended December 31, 2007 and 2006, and we will continue to amortize the remaining deferred gain of approximately $596,000 into non-operating income over the remainder of the lease of the building, which is scheduled to expire in 2013.

Net Income (Loss) and Adjusted EBITDA

Net loss was approximately $273,000, or 0.8% of net sales, for the year ended December 31, 2007, compared to a net loss of approximately $973,000, or 3.0% of net sales, for the year ended December 31, 2006.  During the year ended December 31, 2007, we had adjusted earnings before interest, taxes, depreciation and amortization, loan fees on our revolving facility, stock option expense, and gain on our 2003 building sale, or Adjusted EBITDA, of approximately $1.7 million, or 5.0% of net sales, compared to approximately $142,000, or 0.4% of net sales, for the year ended December 31, 2006.

The following table reconciles Adjusted EBITDA to net income (loss) for the years ended December 31, 2007 and 2006:

For the twelve months ended	December 31, 2007	(Restated) December 31, 2006
	(Audited)	(Audited)
Net Loss	$(272,562)	$(973,185)
Interest Income	(81,156)	(83,362)
Cash Interest Expense	207,516	65,713
Loan Fees on Revolving Credit Facility	389,479	114,600
Gain on Building Sale	(117,272)	(117,274)
Stock Option Expense	408,094	133,379
Provision for income taxes	(9,809)	19,290
Depreciation and Amortization	1,234,261	982,860
Adjusted EBITDA *	$1,758,551	$142,021

* Adjusted earnings before interest, taxes, depreciation, amortization, loan fees on our revolving credit facility, stock option expense, and gain on the 2003 sale of our building. Other companies may use the same "Adjusted EBITDA" phrase as we do, but define or calculate it differently than we do.

We define Adjusted EBITDA as net income before interest, taxes, depreciation, amortization, loan fees on our revolving credit facility, stock option expense, and gain on the 2003 sale of our Poway building.  Adjusted EBITDA is not recognized under U.S. GAAP.  We believe the use of Adjusted EBITDA along with U.S. GAAP financial measures enhances the understanding of our operating results and is useful to our management, Board of Directors and investors.

•
Adjusted EBITDA is used by management as a performance measure for benchmarking against our peers and our competitors.  In particular, we evaluate management performance by using revenues and operating income (loss) before depreciation and amortization, loan fees on our revolving credit facility, stock option expense, and gain on our 2003 building sale.  We also use Adjusted EBITDA to evaluate operating performance, to measure performance for incentive compensation programs, and to evaluate future growth opportunities.

•
Adjusted EBITDA is one of the metrics used by management and our Board of Directors, to review the financial performance of the business on a monthly basis and, in part, to determine the level of compensation for management.  This is done by comparing the managers’ departmental budgets without interest, taxes, depreciation and amortization, loan fees on our revolving credit facility, stock option expense, and gain on our 2003 building sale as a measure of their performance.

•
We believe Adjusted EBITDA is useful to investors and allows a comparison of our operating results with that of competitors exclusive of depreciation and amortization, interest income, interest expense, non-cash stock option expenses and other non-operating expenses such as loan fees and gain on our 2003 building sale.  Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments and the variances in the amount of stock options granted to employees.

Adjusted EBITDA should not be viewed in isolation and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.  Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures. Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, contractual commitments, interest payments, income tax payments and debt service requirements.  There are material limitations associated with making the adjustments to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure.  For instance, EBITDA does not include:  1) interest expense, and because we often borrow money to finance our operations, interest expense is a necessary element of our costs;  2) depreciation and amortization expense, and because we use tangible and intangible capital assets, depreciation and amortization expense is a necessary element of our costs; and,  3) income tax expense, and despite our prospective tax loss carry forwards, because the payment of income taxes is part of our operations, income tax expense is a necessary element of our costs.  Since not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

We showed three consecutive years of positive and growing revenue and three consecutive years of positive Adjusted EBITDA.  The following chart illustrates our annual trend in Adjusted EBITDA for the years ended December 31, 2005, 2006 and 2007.

Liquidity and Capital Resources

Net increase in cash and cash equivalents during the twelve months ended December 31, 2007 was approximately $5.1 million compared to a net decrease of approximately $4.3 million for the same twelve-month period in 2006.  Net cash provided by operating activities totaled approximately $1.7 million for the year ended December 31, 2007, compared to approximately $1.4 million used in operating activities during 2006.  The approximate $3.1 million increase in cash from operating activities was primarily due to our improvement in operating performance (approximately $700,000), an increase in depreciation and amortization (approximately $250,000), an increase in stock options expense (approximately $275,000), an increase in non-cash loan fees (approximately $255,000), an increase in deferred rent and other non-cash accruals of approximately ($362,000) and an increase in all other operating assets and liabilities (approximately $1,258,000) which relates to normal payables and receivables of approximately $3,633,000 offset by the source and use of current inventories and the increase and decrease of work performed over work billed to date of approximately $2,375,000.  These working capital items are somewhat skewed due to Starsys’ condition when we acquired it in early 2006, which continued to require us to commit working capital as of December 31, 2006.

Net cash used in investing activities totaled approximately $1.7 million for the year ended December 31, 2007, compared to approximately $2.8 million used in investing activities during the same twelve-month period in 2006. The cash used in investing activities in 2006 included approximately $1.4 million of one-time acquisition costs for Starsys Research Corporation.  Other than that, cash used in investing activities in 2007 related to the purchases of fixed assets of approximately $1.5 million versus comparable purchases of fixed assets in 2006 of approximately $1.4 million, illustrating a small increase in fixed asset spending, mainly due to the relocation of our Colorado and North Carolina facilities in 2007.

Net cash provided by financing activities totaled approximately $5.1 million for the year ended December 31, 2007, compared to net cash provided by financing activities totaling approximately $137,000 during 2006.  The increase is primarily attributable to the sale of our common stock to OHB Technology AG, MT Aerospace AG and Loeb Partners Corporation in 2007 of approximately $7.9 million, partially offset by the partial redemption (i.e., amortization) of our Series D-1 Preferred Stock of approximately $1.3 million.  All other financing activities included:

•	net borrowings on notes and capital leases (approx. <$130,000>);
•	payments on the revolving credit facility (approx. <$805,000>);
•	Employee Stock Purchase Plan contributions (approx. <$38,000>); and,
•	dividend payments on our preferred stock (approx. <$570,000>).

The total of the financing activities was a use of cash of approximately $1.1 million.  Key factors in 2006 were the issuance of Series D-1 Preferred Stock for $4.0 million net, and note principal payments (related to the Starsys acquisition) of $4.7 million.

Our cash, cash reserves, and cash available for investment increased to approximately $6.5 million at December 31, 2007, compared to approximately $1.4 million at December 31, 2006.  The increase was mainly attributable to the proceeds from issuance of our common stock.  Cash plus accounts receivable increased from approximately $8.7 million at December 31, 2006 to approximately $13.0 million at December 31, 2007, an increase of over $4.2 million.  Our working capital ratio at December 31, 2007 was approximately 2.0 compared to 1.2 at December 31, 2006.

We had net billings in excess of costs (which is defined as “billings in excess of costs” [an asset] minus “costs in excess of billings” [a liability]) of approximately $1.0 million and $1.1 million at December 31, 2007 and 2006, respectively.  This effectively means that, on average, we were advanced more contract funds from our customers than we expended or earned and were not able to bill yet, i.e., it was a net advance payment.  At December 31, 2007 and 2006, “billings in excess of costs”, which represented the amounts billed to our customers under the contractual terms, represented approximately $2.4 million and $2.8 million, respectively.  At December 31, 2007 and 2006, “costs in excess of billings” which represented the actual costs incurred that had not been billed to date, represented approximately $1.4 million and $1.7 million at December 31, 2007 and 2006, respectively.

Our backlog was approximately $29 million at December 31, 2007, compared to approximately $28 million at December 31, 2006.  Our backlog consists of contracted and contract-in-process business.  Our contracted business is the estimated value of contracts for which we are authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized.  Contracted business fluctuates due to a variety of events, including but not limited to the timing of awards.  Contracts-in-process business are situations where we have been informed that our bids on new contract work have been accepted, but due to issues, such as: delays in the adoption of the U.S. Government budget; changes in program budgets; and, finalization of mutually acceptable contract terms and conditions, these contract opportunities have not been admitted into our backlog.  Our contracted business was approximately $16 million and $20 million at December 31, 2007 and 2006, respectively.  Our contract-in-process business was approximately $13 million and $8 million at December 31, 2007 and 2006, respectively.

Issuance of Our Common Stock to OHB Technology AG and MT Aerospace AG

In September 2007, we raised $4.4 million in cash by selling 7,095,566 shares of our common stock to OHB Technology AG, a leading German space technology company, and MT Aerospace AG, a subsidiary of OHB Technology AG and an established supplier in the aeronautic, aerospace and defense sectors, in a private transaction at a purchase price of $0.62 per share.  The price was determined as a premium of 11% to the closing price of our common stock on September 12, 2007, which was $0.56 per share.  We used some of this cash to retire revolving debt balances and certain dividend bearing preferred stock.  We also believe that our relationship with OHB Technology AG and MT Aerospace AG may evolve into a strategic one of mutual benefit as a result of actively exploring manufacturing opportunities using our production facilities, systems development by both organizations, and new business program opportunities in Europe as well as in the United States.

In December 2007, we raised an additional $658,000 in cash by selling 877,653 shares of our common stock to OHB Technology AG and MT Aerospace AG at $0.75 per share, in connection with the Loeb Partners Corporation investment in us, and the pre-emptive right of OHB Technology AG and MT Aerospace AG to maintain their 19% ownership in us.

The common stock we issued is restricted. We also entered into a Stockholder Agreement with the investors, which provide the investors with the right, after one year, to demand that we file a registration statement with the Securities and Exchange Commission to cover re-sales of the common stock from time to time by the investors.  In addition, subject to existing rights of other stockholders, we provided the investors with rights to participate in our future financings.

The investors agreed not to solicit our customers and clients in the United States for the same products and services provided by us. The investors agreed not to purchase additional shares of common stock or cause others to do so, except as expressly provided in our Stockholder Agreement with them.  Our Stockholder Agreement with them expires on the earliest of:  (1) ten years, (2) a change of control of SpaceDev or (3) when the investors own less than 4.99% of us.

Also, pursuant to our Stockholder Agreement, we agreed to elect a qualified representative of OHB Technology AG (or any qualified replacement) to our Board of Directors and to nominate this representative of OHB Technology AG for election by the stockholders.  This obligation will continue until the expiration of our Stockholder Agreement.  Pursuant to this provision, we elected Hans Steininger to our Board of Directors in November 2007.  In addition, per our Stockholder Agreement, for two years OHB Technology AG and MT Aerospace AG agreed to vote their shares of our common stock in favor of the nominees to our Board of Directors that have been recommended for election by the Board of Directors.  OHB Technology AG and MT Aerospace AG also agreed to, following this two year period,  continue voting their shares of common stock in favor of any nominees recommended by the Company’s Board of Directors (1) if such nominee is a current member of the Board of Directors or (2) if the slate of nominees that is recommended for election by the Board of Directors includes the Stockholder’s nominee.

Issuance of Our Common Stock to Loeb Partners Corporation

In December 2007, we entered into a Stock Purchase Agreement with Loeb Partners Corporation (hereinafter “Loeb”) covering the issuance and sale of 3,750,000 shares of our common stock at a purchase price of $0.75 per share.  We received gross proceeds from the sale of approximately $2.8 million in cash.  The common stock is restricted.  In addition, pursuant to our Stockholder Agreement with Loeb, Loeb agreed not to sell the common stock issued under the Stock Purchase Agreement for one year.  We have also provided Loeb with the right, after one year, to demand that we file a registration statement with the Securities and Exchange Commission to cover re-sales of their common stock.  In addition, subject to existing rights of other stockholders, we have provided Loeb with rights to participate in our future financings.

Pursuant to our Stockholder Agreement with Loeb, for one year, Loeb agreed to vote their common stock in favor of nominees recommended by our Board of Directors and Loeb agreed to, after one year, continue to vote their common stock in favor of current members of the Board of Directors.  Further, Loeb has agreed not to purchase additional shares of common stock or cause others to do so, except as expressly provided in our Stockholder Agreement with Loeb.  Our Stockholder Agreement with Loeb expires on the earliest of:  (1) ten years; (2) a change of control of SpaceDev; or (3) when Loeb owns less than 4.99% of us.

Our Revolving Credit Facility with Laurus

In September 2006, we entered into a new revolving financing arrangement with Laurus.  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the facility.  We are allowed to borrow against the facility under an investment formula based on accounts receivable (See “Financing:  Revolving Credit Facility” above).  The balance on this revolving credit facility at December 31, 2007 and 2006 was approximately zero and $805,000, respectively.  The facility is not convertible into any class of our securities.  The facility is a secured debt, collateralized by substantially all of our assets. The facility contains certain default provisions.

Our Series D-1 Preferred Stock Financing

In January 2006, we entered into a securities purchase agreement, which we refer to as the 2006 purchase agreement, with a limited number of institutional accredited investors, led by Omicron Capital.  We issued and sold to these investors 5,150 shares of our Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, which we refer to as Series D-1 Preferred Stock, for an aggregate purchase price of $5,150,000, or $1,000 per share.  We also issued various warrants to these investors under the 2006 purchase agreement. Since then, we have repurchased, or redeemed, approximately $2.0 million which represented approximately 1,951 shares of Series D-1 Preferred Stock.

Critical Accounting Standards

Due to the acquisition of Starsys, our revenues transitioned in 2006 from being primarily cost-plus fixed-fee contracts, where revenues are recognized as costs are incurred and services are performed, to a combination of cost-plus fixed-fee contracts and fixed price contracts, where revenues are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimated (see the Notes to our Consolidated Financial Statements).  Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements.  In addition, when the total value of a contract becomes uncertain (such as when a contract modification to reflect cost overruns is being negotiated), we may be unable to report further revenues on the contract under the percentage-of-completion method until the uncertainty is resolved.

Professional fees are billed to customers on a time-and-materials basis, a fixed price basis or a per-transaction basis.  Time-and-material revenues are recognized as services are performed.  Deferred revenue represents amounts collected from customers for services to be provided at a future date.  Research and development costs are expensed as incurred.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It provides a framework for measuring fair value and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements already required or permitted by other statements; it does not impose additional fair value measurements. This statement is effective for fair value measurements in fiscal years beginning after November 15, 2007. We do not expect this statement to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. The new standards require that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The new standards also indicate gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital.  However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold.  Also, a new fair value in any remaining noncontrolling ownership interest is established.  These statements are effective for the first annual reporting period on or after December 15, 2008. We are currently evaluating the provisions of SFAS 141 (R) and SFAS 160 and do not expect there to be an impact to our current financial statements; however, future acquisitions could be impacted.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements are attached at the end of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to reasonably ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including Mark N. Sirangelo, our Chief Executive Officer, and Richard B. Slansky, our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its reasonable judgment in evaluating the cost-benefit relationship of possible controls and procedures, in light of the limited resources, which it has at its disposal at the time.

As required by Commission Rule 13a-15(b), and as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for a company of our size, maturity and financial level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

➢	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

➢
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

➢	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.  OTHER INFORMATION

On December 20, 2005, we entered into executive employment agreements with Mark N. Sirangelo and Richard B. Slansky pursuant to which Mr. Sirangelo was employed as our Chief Executive Officer and Vice Chairman and Mr. Slansky was employed as our President and Chief Financial Officer. The agreements had an initial term of two years, and were automatically renewed on December 20, 2007, for a third year, since neither we nor Messrs Sirangelo and Slansky provided written notice of intent not to renew.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the current Directors and Executive Officers of SpaceDev and their background and ages as of March 10, 2008.

Name	Age	Title
Mark N. Sirangelo	47	Chairman of the Board and Chief Executive Officer
Richard B. Slansky	50	President, Chief Financial Officer, Corporate Secretary and Director
Scott Tibbitts	50	Managing Director and Director
James W. Benson	62	Director
Curt Dean Blake (1)	50	Director
General Howell M. Estes, III (USAF Retired) (1)	66	Director
Scott Hubbard (1)	59	Director
Scott McClendon (1)	68	Director
Hans Steininger	46	Director
Robert S. Walker (1)	65	Director
(1) Denotes Independent Director

Mark N. Sirangelo was appointed our Vice Chairman and Chief Executive Officer in December 2005, became our Chairman in 2006 upon the resignation of James W. Benson, and was appointed to our Government Security Committee in 2007. Before SpaceDev, Mr. Sirangelo was the managing member and Chief Executive Officer of The Quanstar Group, LLC from December 2003 until November 2005 and the managing member of QS Advisors, LLC from February 1998 to December 2005. During this tenure, Mr. Sirangelo actively participated in the development of a number of early-stage companies in aerospace, technical, and scientific industries. His work also included hands-on involvement with technology commercialization transfer for university and government laboratories.  From 2001 until 2003, Mr. Sirangelo also served as a senior Officer of Natexis Bleichroeder, Inc., an international investment banking firm. Before that, Mr. Sirangelo had 20 years of executive management experience operating aerospace and technology companies. Mr. Sirangelo has a bachelor's degree in science, a master's degree in business, and juris doctorate, all from Seton Hall University.  Mr. Sirangelo is a Director for the National Center for Missing and Exploited Children, a Director and Treasurer of the International Center for Missing and Exploited Children, a Director of the California Space Authority, and the Vice Chairman of the Personal Spaceflight Federation.

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

Scott Tibbitts was appointed our Managing Director and a Director on January 31, 2006.  Mr. Tibbitts co-founded Starsys Research Corporation in 1988 and has served as President, Chief Executive Officer, and a member of the Board of Directors of Starsys Research Corporation from 1988 until May 2005; and from May 2005 to January 2006 served as Chief Executive Officer and a member of the Board of Directors of Starsys Research Corporation. Mr. Tibbitts has a bachelor's degree in chemical engineering from the University of Wisconsin.

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

Curt Dean Blake was appointed to our Board of Directors as an independent Director in September 2000. He serves as Chairman of our Audit Committee and is a member of our Compensation Committee. The Board has identified Mr. Blake as an audit committee financial expert under the rules of the Securities and Exchange Commission. In 2003 Mr. Blake formed, and currently remains the Chief Executive Officer of, GotVoice, Inc., a startup company in the voicemail consolidation and messaging business.  From 1999 to 2002, Mr. Blake provided consulting services to various technology companies, including Apex Digital, Inc. and SceneIt.com. Mr. Blake has a master's degree and juris doctorate from the University of Washington.

General Howell M. Estes, III (USAF Retired) was appointed to our Board of Directors as an independent Director in April 2001, is Chairman of our Nominating and Corporate Governance Committee and is a member of our Compensation and Government Security Committees.  General Estes retired from the United States Air Force in 1998 after serving for 33 years. At that time he was the Commander-in-Chief of the North American Aerospace Defense Command and the United States Space Command, and the Commander of the Air Force Space Command headquartered at Peterson Air Force Base, Colorado. In addition to a bachelor of science degree from the Air Force Academy, he holds a master of arts degree in public administration from Auburn University and is a graduate of the Program for Senior Managers in Government at Harvard's J.F.K. School of Government. Since 1998 General Estes has been the President of Howell Estes & Associates, Inc., a consulting firm to chief executive officers, presidents and general managers of aerospace and telecommunications companies worldwide. He serves as vice Chairman of the Board of Trustees at The Aerospace Corporation.  He served as a consultant to the Defense Science Board Task Force on Space Superiority and as a commissioner on the U.S. Congressional Commission to Assess United States National Security Space Management and Organization, also known as the Rumsfeld Commission.

G. Scott Hubbard was appointed to our Board of Directors as an independent Director in November 2007. Mr. Hubbard is also a member of our Audit and Nominating and Corporate Governance Committees. The Board has identified Mr. Hubbard as an audit committee financial expert under the rules of the Securities and Exchange Commission. He is currently a professor at Stanford University School of Engineering, Department of Aeronautics and Astronautics. In 2006 and 2007 he was also a Visiting Scholar at the Stanford University Electrical Engineering Department and Carl Sagan Chair for the Study of Life in the Universe, SETI Institute. From 1987 to 2006 Mr. Hubbard held a variety of positions with NASA Ames Research Center including Director of NASA Ames, Deputy Director for Research, Mars Program Director, Deputy Director of the Space Directorate, Deputy Chief, Space Products, and Chief, Space Instrumentation and Studies. He holds a bachelor’s degree in Physics and Astromony from Vanderbilt University, a doctorate honoris causa from Polytech Universtiy of Madrid, and doctor of arts honoris causa from Cogswell Polytechnic College.

Scott McClendon was appointed to our Board of Directors as an independent Director in July 2002.  He is currently Chairman of our Compensation Committee and a member of our Audit Committee. The Board has identified Mr. McClendon as an audit committee financial expert under the rules of the Securities and Exchange Commission.  Mr. McClendon is currently acting President as well as Chairman of the Board of Directors for Overland Storage, Inc., a public data storage company.  He became the Chairman of the Board after serving as President and Chief Executive Officer from October 1991 to March 2001. In addition to SpaceDev and Overland Storage, Mr. McClendon is currently serving on the Board of Directors of Procera Networks, Inc., a global provider of intelligent network traffic identification, control, and service management infrastructure equipment. Mr. McClendon received a bachelor's degree in electrical engineering, and a master's degree in electrical engineering from Stanford University School of Engineering.

Hans J. Steininger was appointed to our Board of Directors in November 2007. Mr. Steininger was appointed Chief Executive Officer of MT Aerospace AG in June 2007.  Mr. Steininger is also a co-investor in MT Aerospace, which in July 2005 emerged in the course of the acquisition of MAN Technology AG by OHB Technology AG/Bremen and Apollo Capital Partners/Munich.  From 2005 to May 2007, he acted as Chief Financial Officer of MT Aerospace AG.  In 1999, Mr. Steininger founded Apollo Capital Partners, a Munich based private equity firm, of which he remains a managing partner.  From 1991 until 1998, he acted in various management positions within BMW Rolls Royce GmbH and BMW AG. Mr. Steininger earned a master’s degree from the Technical University in Munich in Aeronautical Engineering and in Business Administration.

Robert S. Walker was appointed to our Board of Directors as an independent Director in April 2001.  He is currently Chairman of our Government Security Committee, and a member of our Nominating and Corporate Governance Committee.  Mr. Walker has acted as Chairman of Wexler & Walker Public Policy Associates in Washington, D.C. since January 1997. Mr. Walker was a member of the U.S. House of Representatives from 1977 through 1997, during which time he served as Chairman of the House Science Committee, Vice Chairman of the Budget Committee, and participated in House Republican leadership activities. Mr. Walker was the first sitting member of the U.S. House of Representatives to be awarded NASA's highest honor, the Distinguished Service Medal. Mr. Walker was on the Board of Directors of The Aerospace Corporation, from March 1997 to November 2005. Mr. Walker became Chairman of the Board of the Space Foundation in January 2006.

Section 16 Beneficial Ownership Reporting Compliance

Based upon a review of the Forms 3 and 4 furnished to us during 2007, each of the Directors and/or Executive Officers timely filed any required initial Form 3 and Form 4 under Section 16(a) of the Securities Exchange Act of 1934 during 2007 with the following exceptions: James W. Benson on January 3, 2007, June 20, 2007, July 25, 2007, September 7, 2007, October 1, 2007, October 30, 2007, and November 19, 2007; Susan C. Benson on January 3, 2007, May 16, 2007, July 25, 2007, September 7, 2007, October 1, 2007, October 30, 2007, and November 19, 2007; Curt Blake on May 10, 2007, May 15, 2007, and September 19, 2007; Howell Estes on February 8, 2007, May 10, 2007, and May 15, 2007; Scott Hubbard on November 27, 2007; Wes Huntress on April 2, 2007, April 19, 2007, May 16, 2007, and July 16, 2007; Loeb Partners Corp. on December 12, 2007; Scott McClendon on May 10, 2007, May 16, 2007, and September 17, 2007; Hans Steininger on November 27, 2007; and Robert Walker on May 10, 2007 and May 16, 2007.

Code of Ethics Disclosure

Our Board of Directors adopted a Code of Ethics and Business Conduct applicable to the members of the Board of Directors and our Officers. Our Chief Executive Officer, Chief Financial Officer and other senior Officers specifically, are subject to the Code. A copy of the Code may be obtained, at no cost, by contacting Richard B. Slansky, Corporate Secretary.  A copy of the Code of Ethics is also attached as Exhibit 10.15 to our Form 10-KSB dated March 28, 2003.

ITEM 10.                                EXECUTIVE COMPENSATION

Executive Officer Compensation

Total compensation paid to our "named Executive Officers" for the past two fiscal years is set forth below. The named Executive Officers consist of each person who was our principal Executive Officer at any time in 2007 and our two most highly compensated Executive Officers other than the principal Executive Officer(s) who were serving as Executive Officers on December 31, 2007.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)		Total
Mark N. Sirangelo	2007	313,962	-	-		$ 313,962
Chief Executive Officer	2006	292,730	25,000	60,000	(1)	377,729
Richard B. Slansky	2007	221,815	-	1,431	(2)	223,244
President and Chief Financial Officer	2006	195,877	25,000	101,458	(2),(3)	322,335
Scott Tibbitts	2007	150,000	-	101,475	(2),(4)	251,475
Managing Director	2006	143,360	-	100,214	(2),(4)	243,573

(1)	Compensation received for living expenses over the initial term of his employment agreement.
(2)	Company contributions to the individual’s 401(k) plan were $1,431 and $1,458 for Mr. Slansky in 2007 and 2006, respectively; $1,475 and $2,703 for Mr. Tibbitts in 2007 and 2006, respectively
(3)	Commissions paid in the amount of $100,000 on the sale of common and preferred stock under a previous employment agreement.
(4)	Payments made under a non-compete agreement entered into upon the acquisition of Starsys in January 2006 of $100,000 and $97,511 in 2007 and 2006, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information for our Executive Officers named in the Summary Compensation Table, effective December 31, 2007:
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan award: number of securities underlying unexercised unearned options (#)	Option exercise price($)	Option expiration date
Mark N. Sirangelo	1,900,000	-	-	$ 1.40	12/20/2010
Richard B. Slansky	1,400,000	-	-	1.40	12/20/2010
	330,000	-	-	0.51	2/10/2009
	395,000	-	-	0.92	3/25/2010
Scott Tibbitts	-	-	-	-	-

Director Compensation

The following table sets forth the remuneration paid to our Directors during the fiscal year ended December 31, 2007.  We issued options for director compensation at the end of 2007 for services under our new director compensation arrangement which was implemented in 2007.  The new director compensation arrangement does pay our independent Directors additional compensation for their service as Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Mark N. Sirangelo	-	-	-	-	-	-	-
Richard B. Slansky	-	-	-	-	-	-	-
James W. Benson	1,500	-	-	-	-	-	1,500
Scott Tibbitts	-	-	-	-	-	-	-
Curt Dean Blake	6,750	-	4,380	-	-	-	11,130
General Howell M. Estes, III	3,750	-	4,380	-	-	-	8,130
Wesley T. Huntress	3,750	-	4,380	-	-	-	8,130
Scott McClendon	7,500	-	4,380	-	-	-	11,880
Robert S. Walker	2,250	-	4,380	-	-	-	6,630
Scott Hubbard	1,500	-	20,872	-	-	-	22,372
Hans Steininger	-	-	-	-	-	-	-

Our independent Directors received options on 10,000 shares of our common stock for attending 2007 meetings of the Board. Our independent Directors also received cash compensation for attending regularly scheduled Board meetings of $1,500 for in-person attendance and $750 for telephone attendance. Each independent Director also received $750 for their participation in each regularly scheduled committee meeting.  In addition to the above, independent Directors received options for 5,000 shares on the date of election or appointment in 2006 and 50,000 shares on the date of election or appointment in 2007.  The 2007 options granted to Board Members for the above mentioned services were issued pursuant to the 2004 Equity Incentive Plan at fair market value as of the date of grant, (i.e., the last business day of the year), vest over three years in six semi-annual installments, and expire on the four-year anniversary of the grant date.

Employment Agreements, Termination of Employment Arrangements and Change of Control Agreements

In January 2006, we entered into a three year executive employment agreement with Scott Tibbitts, pursuant to which Mr. Tibbitts is employed as our Managing Director.  Under the agreement, Mr. Tibbitts earns an annual base salary of $150,000 and is eligible for quarterly performance bonuses, as determined by our Board of Directors or Compensation Committee, up to an annual aggregate amount of 50% of his base salary.  Bonus milestones will be mutually agreed upon in good faith by Mr. Tibbitts and by our Board of Directors or Compensation Committee.  We will pay severance to Mr. Tibbitts if his employment is terminated by us without cause or by Mr. Tibbitts for good reason.  The severance payment is equal to: (1) if Mr. Tibbitts' employment is terminated by us without cause, his then-current base salary per month multiplied by the number of months remaining in the term of the agreement (prorated with respect to any partial month); or, (2) if Mr. Tibbitts' employment is terminated by Mr. Tibbitts for good reason, his then-current base salary per month multiplied by the lesser of twelve months and the number of months remaining in the term of the agreement.  Under the agreement, we will indemnify Mr. Tibbitts to the extent provided in our articles of incorporation, as may be amended from time to time, and pursuant to our standard indemnification agreement with our Officers and Directors, provided that we will have no obligation to indemnify or defend Mr. Tibbitts for any action, suit or other proceeding to the extent based on acts, omissions, events, or circumstances occurring prior to the Starsys merger.

On December 20, 2005, we entered into an executive employment agreement with Mark N. Sirangelo pursuant to which Mr. Sirangelo was employed as our Chief Executive Officer and Vice Chairman. The agreement had an initial term of two years, and was automatically renewed for a third year, since neither we nor Mr. Sirangelo provided written notice of intent not to renew.  Under the agreement, Mr. Sirangelo is entitled to receive; (1) a base salary of $22,500 per month, subject to adjustment up to $27,500 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement (including a bonus of $25,000 upon the completion of the merger with Starsys); and (3) a fully-vested option to purchase up to 1,900,000 shares of our common stock under the terms and conditions of a non-plan stock option agreement between Mr. Sirangelo and us.  The option has an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant.  Some of the shares subject to the option are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first.  Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise.  We will pay severance to Mr. Sirangelo if his employment is terminated by us without cause or by Mr. Sirangelo for good reason.  The severance payment is equal to: (1) if Mr. Sirangelo's employment is terminated by us without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or (2) if Mr. Sirangelo's employment is terminated by Mr. Sirangelo for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months.

On December 20, 2005, we entered into an amended and restated executive employment agreement with Richard B. Slansky pursuant to which Mr. Slansky is employed as our President and Chief Financial Officer.  The agreement supersedes in full the employment agreement dated February 10, 2003 between Mr. Slansky and us.  The agreement had an initial term of two years, and was automatically renewed for a third year, since neither we nor Mr. Slansky provided written notice of intent not to renew.  Under the agreement, Mr. Slansky is entitled to receive: (1) a base salary of $14,500 per month, subject to adjustment up to $20,000 per month upon the happening of certain events or by the sixteenth month of service; (2) performance-based cash bonuses based on the achievement of specific goals set forth in the agreement (including a bonus of $25,000 upon the completion of the merger with Starsys); and (3) a fully-vested option to purchase up to 1,400,000 shares of our common stock under the terms and conditions of a non-plan stock option agreement between Mr. Slansky and us.  The option has an exercise price equal to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five years after the date of grant.  Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain specific milestones or four years from the date of grant, whichever comes first.  Subject to certain limitations, the option may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise.  We will pay severance to Mr. Slansky if his employment is terminated by us without cause or by Mr. Slansky for good reason.  The severance payment is equal to: (1) if Mr. Slansky's employment is terminated by us without cause, his then-current base salary per month multiplied by the greater of (A) 12 months or (B) the number of months remaining in the term of the agreement (prorated with respect to any partial month); or (2) if Mr. Slansky's employment is terminated by Mr. Slansky for good reason, his then-current base salary per month multiplied by the lesser of (A) 12 months or (B) the number of months remaining in the term of the agreement provided that such number of months will not be deemed to be less than six months.

ITEM 11.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 10, 2008 concerning the beneficial ownership of our common stock, which is our only class or series of voting securities, by; (i) each Director; (ii) each named Executive Officer; (iii) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iv) the Directors and Executive Officers as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Ownership
Mark N. Sirangelo	2,142,500	(2)	4.82%
Richard B. Slansky	2,237,886	(3)	5.01%
Susan C. Benson	5,459,407	(4)	12.69%
James W. Benson	4,216,407	(5)	9.80%
Scott F. Tibbitts	1,449,194		3.41%
Curt Dean Blake	207,490	(6)	0.49%
Scott McClendon	197,460	(7)	0.46%
General Howell M. Estes, III	189,667	(8)	0.44%
Robert S. Walker	128,046	(9)	0.30%
Scott Hubbard	-		0.00%
Hans Steininger	5,979,846	(10)	14.07%
OHB Technology AG	7,973,129	(11)	18.76%
Loeb Partners Corporation	4,792,300	(12)	11.27%
Laurus Master Fund, Ltd.	4,226,687	(13)	9.99%
Executive Officers and Directors as a group (10 Persons)	16,748,496	(14)	34.05%
The business address for each of these persons is 13855 Stowe Drive, Poway, CA 92064, with the exception of Susan Benson, whose address is 13592 Ranch Creek Lane, Poway, CA 92064, OHB Technology AG, whose address is Karl-Ferdinand-Braun Str. 8, D-28359 Bremen/Germany, Laurus Master Fund, whose address is 335 Madison Avenue, 10th Floor, New York, NY 10017, and Loeb Partners Corporation, whose address is 61 Broadway, New York, NY 10006.
(1)
Where persons listed on this table have the right to obtain additional shares of our common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 10, 2008, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on total outstanding shares of 42,450,363 on March 10, 2008.

(2)
Represents 242,500 shares in which he has indirect ownership interest, these shares are held by The Quanstar Group LLC.  Mr. Sirangelo also holds vested options to purchase up to an aggregate of 1,900,000 shares.

(3)	Includes vested options to purchase up to an aggregate of 2,125,000 shares.
(4)
Represents 2,967,700 shares held directly by Ms. Susan Benson as a result of a stipulated order entered May 24, 2005 identifying the shares as a separate property asset of Ms. Benson, plus beneficial ownership in 1,702,294 shares held jointly with James W. Benson, as to which she shares voting and investing power with Mr. Benson, indirect beneficial ownership interest in 289,413 shares held in Space Development Institute (where Ms. Benson is a member of the Board of Directors along with James W. Benson), as to which she shares voting and investing power with Mr. Benson, and beneficial ownership in vested options issued in the name of James W. Benson on 500,000 shares (which may constitute as community property with James W. Benson). Excludes approximately 1.8 million shares held by children of Ms. Benson, for which Ms. Benson disclaims beneficial ownership.

(5)
Represents 1,724,700 shares held directly by Mr. James W. Benson as a result of a stipulated order entered May 24, 2005 identifying the shares as a separate property asset of Mr. Benson,  plus beneficial ownership in 1,702,294 shares held jointly with Susan C. Benson, as to which he shares voting and investing power with Ms. Benson, indirect beneficial ownership interest in 289,413 shares held in Space Development Institute (where Mr. Benson is a member of the Board of Directors along with Susan C. Benson), as to which he shares voting and investing power with Ms. Benson, and beneficial ownership in vested options to purchase up to an aggregate of 500,000 shares (which may constitute as community property with Susan C. Benson).  Excludes approximately 1.8 million shares held by children of Mr. Benson, for which Mr. Benson disclaims beneficial ownership.

(6)	Includes vested options to purchase up to an aggregate of 127,000 common shares.
(7)	Includes vested options to purchase up to an aggregate of 172,000 common shares.
(8)	Includes vested options to purchase up to an aggregate of 123,000 common shares.
(9)	Includes vested options to purchase up to an aggregate of 97,000 common shares.
(10)	Hans Steininger is the Chief Executive Officer of MT Aerospace AG and is listed as beneficial owner of the shares owned by it.
(11)	Includes 5,979,846 shares held by their subsidiary MT Aerospace AG.
(12)
Includes 3,750,000 shares that Loeb purchased from the Company in November 2007, 500,000 shares purchased in a private transaction with Mr. Benson in February 2008, as well as 542,300 shares purchased on the open market. The following table details the holdings of Loeb and its affiliates:

	SpaceDev	Market	Benson	Total
Loeb Arbitrage Fund	1,350,880	-	212,549	1,563,429
Loeb Partners Corporation	197,663	23,920	-	221,583
Loeb Offshore Fund Ltd.	314,925	-	41,438	356,363
Loeb Arbitrage B Fund LP	443,869	10,920	52,033	506,822
Loeb Offshore B Fund Ltd.	130,163	9,660	18,980	158,803
Loeb Marathon Fund, LP	787,794	298,290	104,248	1,190,332
Loeb Marathon Offshore Fund, Ltd.	524,706	199,510	70,752	794,968
Total	3,750,000	542,300	500,000	4,792,300
(13)
Includes vested warrants and convertible preferred shares in the amount of 7,263,626 adjusted down by approximately 5,636,000 to maintain the 9.99% blocker on the beneficial ownership mandated in the Series D-1 preferred stock agreement as well as the 4.99% blocker on the beneficial ownership mandated in the Series C preferred stock agreement.

(14)	Executive Officers and Directors as a group include our ten Board members, two of whom are also Executive Officers.

Equity Compensation Plan Information

The following table reflects information as of December 31, 2007 regarding our equity compensation securities.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,358,726	$1.11	2,215,773
Equity compensation plans not approved by security holders	3,800,000	1.35	-
Total	11,158,726	$1.24	2,215,773

The options granted to our executives, under the equity compensation plans not approved by security holders, are fully vested and exercisable on the date of grant, have an exercise price of $1.00 to $1.40 per share, which was the closing sale price reported on the OTCBB on the date of grant, and will expire five to ten years after the date of grant.  Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain milestones or four years from the date of grant, whichever comes first.  Subject to certain limitations, these options may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise.

ITEM 12.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

James W. Benson, our Director, and Susan C. Benson are married.

On January 31, 2006, we entered into a non-competition agreement with Scott Tibbitts, pursuant to which Mr. Tibbitts has agreed not to be employed by or have any interest in an entity that engages in a similar business to Starsys related to the aerospace industry for three years, shall not solicit any business from any of our past or present customers, not solicit or encourage any of our employees to leave or reduce his or her employment, not to encourage a consultant under contract with us to cease or diminish his or her work with us, not to use our intellectual property other than for the benefit of us and not to make any negative or disparaging statements regarding us to any third party.  Mr. Tibbitts has received $100,000 and $97,511 in 2007 and 2006, respectively under this non-competition agreement, and will continue to receive compensation at an annual rate of $100,000 until the contract expires in January 2009, as long as he abides by the covenant not to compete.

Director Independence

We have a desire for a majority of our board to be comprised of “independent directors.”  We are striving to enhance our board and move toward a majority of “independent directors.”  In determining whether a Board member is “independent,” we apply the definition of “independence” as set by the listing standards for the Nasdaq Stock Market and SEC rules. Accordingly, Curt Dean Blake, General Howell Estes, III, Scott Hubbard, Scott McClendon, and Robert Walker currently meet the definition of “independent director.”

All members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent in accordance with Nasdaq independence standards for members of these Committees.

ITEM 13.                                EXHIBITS

Exhibit No.	Description	Filed Herewith	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.
3.1	Certificate of Incorporation of SpaceDev, Inc., a Delaware corporation		X	8-K	Aug. 23, 2007	3.1
3.2	Bylaws of SpaceDev, Inc., a Delaware corporation		X	8-K	Aug. 23, 2007	3.2
3.3	Form of Warrant issued to Laurus Master Fund August 25, 2004		X	8-K	Aug. 30, 2004	4.2
3.4	Agreement and Plan of Merger		X	8-K	Aug. 23, 2007	10.1
4.1	Laurus Secured Revolving Note dated as of September 29, 2006		X	8-K/A	Oct. 10, 2006	99.1
10.1	Sublease between Gateway and SpaceDev dated March 31, 2005		X	8-K	April 15, 2005	10.1
10.2	Consent to Sublease between Gateway and SpaceDev dated April 1, 2005		X	8-K	April 15, 2005	10.2
10.3	Missile Defense Agency Contract with SpaceDev dated March 31, 2004		X	10-KSB	April 6, 2004	10.40
10.4	Common Stock Purchase Warrant issued June 3, 2003 by SpaceDev to Laurus Master Fund, Ltd.		X	8-K	June 18, 2003	10.3
10.5	Registration Rights Agreement between SpaceDev and Laurus Master Fund, Ltd. dated June 3, 2003		X	8-K	June 18, 2003	10.4
10.6	Registration Rights Agreement with Laurus Master Fund, Ltd. dated August 25, 2004		X	8-K	Aug. 30, 2004	10.2
10.8	1999 Stock Option Plan *		X	SB-2	July 25, 2003	4.8
10.9	First Amendment to 1999 Stock Option Plan *		X	SB-2	July 25, 2003	4.14
10.10	1999 Employee Stock Purchase Plan *		X	10-SB	Jan. 18, 2000	6.7
10.11	2004 Equity Incentive Plan *		X	S-8	Mar. 29, 2005	99.1
10.12	First Amendment to 1999 Employee Stock Purchase Plan *		X	10-KSB	Mar. 28, 2006	10.39
10.13	Executive Employment Agreement between SpaceDev, Inc., and Mark N. Sirangelo dated December 20, 2005 *		X	8-K	Dec. 23, 2005	10.1
10.14	Amended and Restated Executive Employment Agreement between SpaceDev, Inc., and Richard B. Slansky dated December 20, 2005 *		X	8-K	Dec. 23, 2005	10.2
10.15	Non-Plan Stock Option Agreement with Mark N. Sirangelo dated December 20, 2005 *		X	8-K	Dec. 23, 2005	10.4
10.16	Non-Plan Stock Option Agreement with Richard B. Slansky dated December 20, 2005 *		X	8-K	Dec. 23, 2005	10.5

10.17	Registration Rights Agreement dated January 17, 2006 (Omicron et. al.)		X	8-K	Jan. 17, 2006	99.2

10.18	Form of Common Stock Warrant (Omicron et. al.)		X	8-K	Jan. 17, 2006	99.4
10.19	Executive Employment Agreement with Scott Tibbitts dated January 31, 2006 *		X	8-K	Feb. 6, 2006	99.1
10.20	Non-Competition Agreement with Scott Tibbitts dated January 31, 2006		X	8-K	Feb. 6, 2006	99.3
10.21	Amendment No. 2 to the SpaceDev 2004 Equity Incentive Plan *		X	8-K	Feb. 6, 2006	99.5
10.22	Security Agreement dated as of September 29, 2006 (Laurus)		X	8-K/A	Oct. 10, 2006	99.2
10.23	Lease Agreement between RE Hill Properties Louisville, LLC and Quartz Mountain Properties, LLC and SpaceDev dated August 25, 2006	X
10.24	Lease Agreement between W&G Associates and Starsys, Inc. dated February 8, 2007	X
10.25	Stock Purchase Agreement, entered into as of September 14, 2007, by and between SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.		X	8-K	Sep. 19, 2007	99.1
10.26	Stockholder Agreement, entered into as of September 19, 2007, by and between SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.		X	8-K	Sep. 19, 2007	99.2
10.27	Stock Purchase Agreement, entered into as of December 4, 2007, by and between SpaceDev, Inc. and Loeb Partners Corporation.		X	8-K	Dec. 7, 2007	99.1
10.28	Stockholder Agreement, entered into as of December 4, 2007, by and between SpaceDev, Inc. and Loeb Partners Corporation.		X	8-K	Dec. 7, 2007	99.2
10.29	Stock Purchase Agreement, dated as of December 12, 2007 (but entered into on December 19, 2007), by and among SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.		X	8-K	Dec. 21, 2007	99.1

10.30	Amendment to the Stockholder Agreement, dated as of December 12, 2007 (but entered into December 19, 2007), by and among SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.		X	8-K	Dec. 21, 2007	99.2
14.1	Code of Ethics		X	10-KSB	Mar. 28, 2003	10.15
21.1	List of Subsidiaries	X
23.1	Consent of PKF, Certified Public Accountants A Professional Corporation	X
31.1	Rule 13a-14(a) certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) certification of Principal Financial Officer	X
32.1	Rule 13a-14(b) certification of Chief Executive Officer	X
32.2	Rule 13a-14(b) certification of Chief Financial Officer	X

*	Management contract or compensatory plan or arrangement.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed us by our auditors, PKF, Certified Public Accountants, A Professional Corporation, respectively, for services rendered by them during 2007 and 2006:

	2007	2006
Audit Fees	166,262	$ 101,690
Audit Related Fees	17,312	82,445
Tax Fees	21,370	24,088
All Other Fees	17,000	285
Total	$ 221,944	$ 208,508

The increase in fees was due to our acquisition of Starsys Research Corporation in January 2006 for which fees were not billed until 2007. The acquisition added additional complexities and consolidation issues to the Company's reporting requirements.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-KSB and for any other services that were normally provided by PKF in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees. The 2007 and 2006 fees in this category related to specific research of accounting treatment under new FASB rules as well as capital raises.

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

SpaceDev, Inc.
Date: March 28, 2008                                                      By:   /s/ Mark N. Sirangelo
        Mark N. Sirangelo, CEO and Chairman of the Board of Directors

Date: March 28, 2008                                                      By:    /s/ Richard B. Slansky
        Richard B. Slansky, President and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2008                                          /s/ Mark N. Sirangelo
Mark N. Sirangelo, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2008                                          /s/ Richard B. Slansky
Richard B. Slansky, Director, President, and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2008                                           /s/ Scott Tibbitts
Scott Tibbitts, Director

Date: March 28, 2008
James W. Benson, Director

Date: March 28, 2008                                           /s/ Curt Dean Blake
Curt D. Blake, Director

Date: March 28, 2008
Gen. Howell M. Estes, III, Director

Date: March 28, 2008                                           /s/ Scott Hubbard
Scott Hubbard, Director

Date: March 28, 2008                                           /s/ Scott McClendon
Scott McClendon, Director

Date: March 28, 2008                                          /s/ Hans Steininger
Hans Steininger, Director

Date: March 28, 2008                                           /s/Robert S. Walker
Robert S. Walker, Director

SpaceDev, Inc.
and Subsidiaries
Contents

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SpaceDev, Inc.

We have audited the accompanying consolidated balance sheets of SpaceDev, Inc. and Subsidiaries as of December 31, 2007 and 2006 (Restated), and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpaceDev, Inc. and Subsidiaries as of December 31, 2007 and 2006 (Restated), and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Shared-Based Payment, as of January 1, 2006.

/s/ PKF
San Diego, California                                                                           PKF
March 25, 2008                                                                                     Certified Public Accountants
A Professional Corporation

SpaceDev, Inc.
and Subsidiaries
Consolidated Balance Sheets
December 31,	2007	2006 (Restated)
Assets
Current Assets
Cash and cash equivalents (Notes 1(o) and 9(a))	$6,521,003	$1,438,146
Accounts receivable, net (Notes 1(d) and 9(b))	6,433,285	7,289,720
Inventory (Note 1(q))	1,006,229	309,205
Other current assets (Note 1(n))	702,120	599,565
Total Current Assets	14,662,637	9,636,636
Fixed Assets - Net (Notes 1(f) and 2)	4,420,020	3,793,365
Intangible Assets (Note 3)	746,392	841,133
Goodwill (Note 3)	11,233,665	11,233,665
Other Assets (Note 1 (n))	1,045,272	626,086
Total Assets	$32,107,986	$26,130,885
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,491,116	$1,755,985
Current portion of notes payable (Note 4(a))	86,385	-
Current portion of capitalized lease obligations (Note 8(a))	76,500	35,441
Accrued payroll, vacation and related taxes	1,424,462	1,184,457
Billings in excess of costs and deferred revenue (Note 1(r))	2,463,366	2,816,072
Revolving line of credit (Note 4(b))	-	805,172
Other accrued liabilities (Note 1(e) and 8(b))	1,632,768	1,602,561
Total Current Liabilities	7,174,597	8,199,688
Notes Payable, Less Current Maturities (Note 4(a))	91,822	50,193
Capitalized Lease Obligations, Less Current Maturities (Note 8(a))	251,799	136,709
Deferred Gain (Note 8(c))	596,133	713,405
Other Long Term Liabilities - Deferred Rent	643,168	160,782
Total Liabilities	8,757,519	9,260,777
Commitments and Contingencies (Note 8)
Stockholders’ Equity (Note 7)
Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, and 251,659 and 252,963 shares issued and outstanding, respectively
Series C convertible preferred stock (Note 7(a))	248	248
Series D-1 convertible preferred stock (Note 7(b))	3	4
Common stock, $.0001 par value; 100,000,000 shares authorized, and 42,306,871 and 29,550,342 shares issued and outstanding, respectively (Note 7(c))	4,231	2,954
Additional paid-in capital	40,441,249	33,150,566
Accumulated deficit	(17,095,264)	(16,283,664)
Total Stockholders’ Equity	23,350,467	16,870,108
Total Liabilities and Stockholders' Equity	$32,107,986	$26,130,885
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc.
and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,	2007	%	2006 (Restated)	%
Net Sales (Note 1(e))	$34,697,613	100.0%	$32,555,570	100.0%
Cost of Sales*	25,897,718	74.6%	25,720,581	79.0%
Gross Margin	8,799,895	25.4%	6,834,989	21.0%
Operating Expenses
Marketing and sales	3,304,137	9.5%	2,196,838	6.7%
Research and development (Note 1(g))	300,159	0.9%	284,346	0.9%
General and administrative	5,079,403	14.6%	5,328,023	16.4%
Total Operating Expenses*	8,683,699	25.0%	7,809,207	24.0%
Income/(Loss) from Operations	116,196	0.3%	(974,218)	-3.0%
Non-Operating Income/(Expense)
Interest and other income	81,156	0.2%	83,362	0.3%
Interest expense	(207,516)	-0.6%	(65,713)	-0.2%
Gain on building sale (Note 8(c))	117,272	0.3%	117,274	0.4%
Loan fee (Note 4(b))	(389,479)	-1.1%	(114,600)	-0.4%
Total Non-Operating Income/(Expense)	(398,567)	-1.1%	20,323	0.1%
Loss Before Income Taxes	(282,371)	-0.8%	(953,895)	-2.9%
Income tax (benefit) provision (Notes 1(h) and 5)	(9,809)	0.0%	19,290	0.1%
Net Loss	$(272,562)	-0.8%	$(973,185)	-3.0%

Net Loss	(272,562)		(973,185)
Less: Preferred dividend payments	(539,038)		(610,287)
Net Loss Available to Common Stockholders	(811,600)		(1,583,472)
Net Loss Per Share: (Note 1(j))	$(0.03)		$(0.06)
Weighted-Average shares outstanding	32,290,096		28,666,059
Fully Diluted Net Loss Per Share:	$(0.03)		$(0.06)
Weighted-Average shares used in calculation	32,290,096		28,666,059

* The following table shows how the Company's stock option expense would be allocated to all expenses.
Cost of sales	$218,028		$24,339
Marketing and sales	74,284		4,840
Research and development	-		-
General and administrative	115,782		104,200
	$408,094		$133,379
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc.
and Subsidiaries
Consolidated Statements of Stockholders' Equity
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2006 as originally presented	248,460	$248	24,606,275	$2,460	$22,541,994	$(14,575,489)	$7,969,213
Prior period adjustment (Note 1(s))	-	-	-	-	-	(124,703)	(124,703)
Balance at January 1, 2006, Restated	248,460	$248	24,606,275	$2,460	$22,541,994	$(14,700,192)	$7,844,510
Preferred stock issued for cash (Note 7(a) and 7(b))	5,150	5	-	-	3,587,984	-	3,587,989
Common stock issued for acquisition and acquisition costs (Note 3)	-	-	4,046,756	406	5,943,641	-	5,944,047
Common stock issued for cash from employee stock purchase plan (Note 6(b))	-	-	104,845	10	133,256	-	133,266
Common stock issued from conversion of preferred stock (Note 7(a) and 7(b))	(647)	(1)	50,676	5	74,995	-	74,999
Common stock issued from employee stock options (Notes 6(b) and 7(e))	-	-	230,281	21	173,193	-	173,214
Common stock issued for services (Note 7(c))	-	-	1,500	1	2,175	-	2,176
Common stock issued from warrants (Note 7(d))	-	-	200,000	20	209,980	-	210,000
Common stock issued under revolving credit facility (Note 4(b))	-	-	310,009	31	349,969	-	350,000
Common stock issued from conversion of declared dividends (Note 7(a) and 7(b))	-	-	-	-	-	-	-
Stock option expense under SFAS 123(R) (Notes 6(b) and 7(e))	-	-	-	-	133,379	-	133,379
Declared dividends	-	-	-	-	-	(610,287)	(610,287)
Net Loss (Restated)	-	-	-	-	-	(973,185)	(973,185)
Balance at December 31, 2006	252,963	252	29,550,342	2,954	33,150,566	(16,283,664)	16,870,108
Common stock issued for cash (Note 7(c))	-	-	11,723,129	1,174	7,525,550	-	7,526,724
Common stock issued for cash from employee stock purchase plan (Note 6(b) and 7(c))	-	-	126,351	13	92,564	-	92,577
Repurchase of preferred stock (Note 7(a) and 7(b))	(1,304)	(1)	22,914	2	(1,263,893)	-	(1,263,892)
Common stock issued from employee stock options (Notes 6(b) and 7(e))	-	-	100,849	10	38,446	-	38,456
Common stock issued from warrants (Note 7(d))	-	-	500,000	50	289,950	-	290,000
Common stock issued under revolving credit facility (Note 4(b))	-	-	283,286	28	199,972	-	200,000
Stock option expense under SFAS 123(R) (Notes 6(b) and 7(e))	-	-	-	-	408,094	-	408,094
Declared dividends	-	-	-	-	-	(539,038)	(539,038)
Net Loss	-	-	-	-	-	(272,562)	(272,562)
Balance at December 31, 2007	251,659	$251	42,306,871	$4,231	$40,441,249	$(17,095,264)	$23,350,467
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2007	2006 (Restated)
Cash Flows From Operating Activities
Net loss	$(272,562)	$(973,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,234,261	982,860
Gain on disposal of building sale	(117,272)	(117,274)
Changes in reserves	181,403	-
Stock option expense	408,094	133,379
Loss on disposal of assets	11,081	-
Non-cash loan fee	369,704	114,600
Accrued liabilities	32,655	-
Common stock issued for compensation and services	-	2,175
Deferred rent	160,305	20,813
Change in operating assets and liabilities:
Accounts receivable	856,436	(783,250)
Inventory	(852,024)	(58,136)
Other assets	1,514	979,059
Accounts payable and accrued expenses	(24,864)	(1,162,717)
Billings in excess of costs incurred and deferred revenue	(352,706)	1,292,145
Other accrued liabilities	25,153	(1,808,087)
Net cash provided by (used in) operating activities	1,661,178	(1,377,618)
Cash Flows From Investing Activities
Acquisition costs, net of cash	-	(1,408,134)
Issuance of letter credit	(535,669)
Tenant improvements reimbursement	374,830
Purchases of fixed assets	(1,557,137)	(1,389,293)
Net cash used in investing activities	(1,717,976)	(2,797,427)
Cash Flows From Financing Activities
Principal payments on notes payable	(97,052)	(4,675,832)
Principal payments on capitalized lease obligations	(33,449)	(35,749)
(Payments) proceeds from revolving credit facility	(805,172)	805,172
Employee stock purchase plan	(38,456)	133,266
Dividend payments on Series C and Series D-1 preferred	(570,081)	(610,287)
Other assets, capitalized preferred stock issuance costs	-	(175,000)
(Repurchase)/Issuance of preferred stock	(1,263,894)	4,038,361
Net proceeds from issuance of common stock	7,947,759	383,222
Net cash provided by (used in) financing activities	5,139,655	(136,847)
Net Increase/(Decrease) in Cash and Cash Equivalents	5,082,857	(4,311,892)
Cash and Cash Equivalents at Beginning of Year	1,438,146	5,750,038
Cash and Cash Equivalents at End of Year	$6,521,003	$1,438,146
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2007	2006 (Restated)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$ 207,516	$ 65,713
Income Taxes	$ -	$ 19,290

Noncash Investing and Financing Activities:

During 2007 and 2006, the Company entered into capital leases in the amount of approximately $190,000 and $225,000, respectively.

During 2007 the Company licensed software in the amount of $188,000 through a note payable.

During 2007 and 2006, the Company converted $92,564 and $133,266 of employee stock purchase plan contributions into 126,351 and 104,845 shares of common stock, respectively.

During 2007 and 2006, the Company declared preferred stock dividends payable of $539,039 and $610,287, respectively, to the holders of its Series C and Series D-1 preferred stock.

During 2007 and 2006, the Company issued 283,286 and 310,009 shares of its common stock and expensed $311,372 and $114,600, as well as accrued $148,493 to be spread over the next nine months in non-cash loan fees for the additional expenses incurred under its revolving credit facilty with the Laurus Master Fund.

During 2007, the Company converted preferred stock amortization payments in the amount of
$16,591 into 22,914 shares of common stock, for its preferred stockholders.
The accompanying notes are an integral part of these consolidated financial statements.

1.	Summary of Significant Accounting Policies
A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

(a)           Nature of operations

SpaceDev, Inc., a Delaware corporation, (together with its subsidiaries, “SpaceDev” or the “Company”), is a space technology company.  SpaceDev is engaged in the conception, design, development, manufacture, integration, sale, and operations of space systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft.  The Company is currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.  The Company maintains its corporate headquarters in California and operating centers in California, Colorado and North Carolina and currently has approximately 185 full and part time employees.

(b)  Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned active subsidiary, Starsys, Inc., a Colorado corporation, which was acquired on January 31, 2006, and its wholly-owned inactive subsidiary Dream Chaser, Inc., a Delaware corporation.  As of December 31, 2007 and 2006, the Company had no partially owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c)  Preparation of consolidated financial statements

The Company has a December 31 year end. The consolidated financial statements for the years ended December 31, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(d)         Accounts receivable and allowances for uncollectible accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts as well as costs and estimated earnings in excess of billings on uncompleted contracts which represents approximately $1.4 million and $1.7 million at December 31, 2007 and 2006, respectively.  The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.  At December 31, 2007 and 2006, the allowance for uncollectible accounts was approximately $62,000 and $75,000, respectively.

(e)	Revenue, expense, and profitability recognition

The Company's revenues in 2007 and 2006 were derived primarily from United States government cost-plus fixed-fee (CPFF) contracts, United States government, government related and non-government firm fixed price (FFP) contracts, and some commercial sales of component and subsystem products. In 2007, approximately 53% of revenues from U.S. government contracts were derived from cost-plus fixed-fee contracts, 44% from firm fixed price contracts, and 3% from time-and-material contracts compared to approximately 51%, 48%, and 1% in 2006, respectively.   The Company’s government and government related revenue was approximately 73% of total revenue in 2007.  The remaining 27% of total revenue in 2007 was comprised of commercial or non-governmental revenue.  SpaceDev considers the United States government (“Government”) a major customer.  Government revenue is revenue generated directly by contracts with an agency of the federal government, i.e., where the Company is the prime contractor.  Government related revenue is revenue generated by contracts where the Company’s customer is a prime contractor or subcontractor to the government and the Company is a subcontractor to them, i.e., the ultimate customer is a government agency.

The portion of the Company’s revenue which is based on fixed price contracts are calculated on a proportional performance basis (also referred to herein as “percentage-of-completion”) based upon assumptions regarding the estimated total costs for each contract. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations as well as general economic conditions.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the Company’s profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded.  Accordingly, the Company’s recorded revenues and gross profits from period to period can fluctuate.

The output from the Company’s contracts is generally based on milestones or performance targets set by the Company and its customers.  The Company’s contracts are negotiated with milestone payments that may not coincide with level of effort or output measurement; thereby, creating the potential for a mismatch of costs and revenues on the front side or back side of the project.  An example might be a contract with a large up-front milestone payment for simply establishing a program plan.  The Company attempts to appropriately match revenue with expense, so in this instance, it would be inappropriate to recognize a milestone payment as revenue, since the proportional level of effort or cost incurred would have not yet been expended.

Certain contracts include provisions for increased or decreased revenue and profit based on performance against established targets. When the Company has incentive and award fees, they are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. If performance under such contracts were to differ from previous assumptions, current period revenues and profits would be adjusted and could therefore fluctuate significantly.

Revenues from CPFF contracts are recognized as expenses are incurred.  Estimated contract profits are taken into earnings in proportion to revenues recorded.  Time-and-material revenues are recognized as services are performed and costs incurred.

Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities.  The current accrual for potential losses on existing projects represents approximately $316,000.  The accrual is adjusted as projects move toward completion and more accurate estimates are established.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.  Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract.  All other selling, general and administrative costs are expensed as incurred.

The majority of the Company’s revenue is derived from United States Government Contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States Government Contracts are subject to audit.  The Company believes that the results of such audits will not have a material effect on its financial position or its results of operations.

(f)	Fixed assets

Fixed assets, which include property, plant and equipment, are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense.  When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Depreciation expense is determined using the straight-line method based on their estimated useful lives of three-to-fifteen years.

(g)	Research and development

The Company is engaged in design and development activities with its commercial and government customers.  The Company has Small Business Innovation Research ("SBIR") grants from the government and continues to seek new SBIR opportunities.  Costs incurred under SBIR grants are charged against revenues received under SBIR grants.  Non-reimbursable research and development expenditures relating to possible future products are expensed as incurred.  The Company incurred approximately $300,000 and $284,000 in non-reimbursable research and development costs during 2007 and 2006, respectively.

(h)	Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

(i)	Stock-based compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the measurement date of the grant. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. During fiscal 2007 and 2006, the Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS No. 123(R), otherwise known as the Black-Scholes method.   Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate ranged from 3.03% to 4.79%, expected volatility ranged from 59.99% to 90.8% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  For the years ended December 31, 2007 and 2006, the Company expensed approximately $408,000 and $133,000 of stock option expenses due to SFAS No. 123(R) in its financial statements.

(j)	Net income (loss) per common share

Basic earnings per share are calculated using the weighted average number of shares outstanding, according to the rules of SFAS No. 128, Earnings per Share during the periods.  Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods.  Diluted net loss per share was not computed in 2007 or 2006, as the computation would result in anti-dilution.  The total amount of all dilutive securities not included in the earnings per share calculation were 19,264,658 and 19,473,030 which includes all options, warrants and convertible preferred shares outstanding at December 31, 2007 and 2006, respectively.  Of the 19,264,658 and 19,473,030 dilutive securities not included in the earnings per share calculation 16,865,901 and 17,047,530 were exercisable at December 31, 2007 and 2006, respectively.

(k)	Financial instruments

The Company's financial instruments consist primarily of cash, short-term notes receivable, accounts receivable, capital leases, accounts payable, and notes payable.  These financial instruments are recorded on the balance sheet at their respective carrying values, which approximate their fair values.

(l) Segment reporting
The Company currently operates in one business segment dedicated to space technology.  The Company does not report revenues by segment because it is not practical for it to do so at this time.

(m)	New accounting standards

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It provides a framework for measuring fair value and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements already required or permitted by other statements; it does not impose additional fair value measurements. This statement is effective for fair value measurements in fiscal years beginning after November 15, 2007. Currently, management does not expect this statement to have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159).  SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. The new standards require that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The new standards also indicate gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital.  However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold.  Also, a new fair value in any remaining noncontrolling ownership interest is established.  These statements are effective for the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the provisions of SFAS No. 141 (R) and SFAS No. 160 and does not expect there to be an impact to the Company’s current financial statements, however future acquisitions could be impacted.

(n)	Other assets
Other Current Assets

Other current assets consist of a variety of prepaid and other cash advances for items which are expected to occur within the next year. The following is a listing of items that constitute the Company’s other current assets at December 31, 2007 and 2006.
Other Current Assets - December 31,	2007	2006
Financing fees	$421,986	$303,174
Software prepaid license	152,219	93,009
Insurance prepaid	27,585	60,435
Property tax prepayment	2,647	3,210
Rental prepaid short term	78,573	40,103
All other deposits	19,110	99,634
Total other current assets	$702,120	$599,565

Other Assets

Other assets consist of prepaid and other cash advances for items which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at December 31, 2007 and 2006.

Other Assets - December 31,	2007	2006
Louisville facility letter of credit	$535,669	$-
Deposits	339,683	321,290
Deferred expenses	169,920	116,666
Prepaid Rent	-	188,130
Total other assets	$1,045,272	$626,086

(o)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

(p)    Warranties

In 2006, the Company instituted a warranty policy to assume obligations in connection with certain customer contracts.  The Company records a liability for the expected costs to service estimated warranty claims. Activity in the warranty liability consisted of the following (See Note 8(b):

	2007	2006
Balance at January 1	$76,000	$-
Accruals during the year	557,187	76,000
Reductions during the year	(127,203)	-
Balance at December 31	$505,984	$76,000

(q)   Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a First-In, First-Out (FIFO) basis, unless required by customer contract to be distributed by specific identification for lot control purposes.  Inventory includes raw material inventory, finished goods inventory, and work-in-process inventory.  Work-in-process inventory includes, but is not limited to, program costs in excess of customer requirements to pay.  In those cases, costs may be held in work-in-process while the Company negotiates for contract modifications to cover those costs.  If the negotiations result in revenues in excess of those costs, the Company records a profit at the conclusion of the program.  If the negotiations result in revenues not in excess of those costs or no additional funding, the Company records the full estimated program loss at the time of the notification.  The amount of such program costs held in work-in-process inventory on December 31, 2007 was approximately $289,000.  The Company inventory detail follows:

	At December 31,
Inventory	2007	2006
Raw Material	$570,432	$309,205
Work in Progress	528,614	-
Finished Goods	62,183	-
Subtotal	1,161,229	309,205
Inventory Allowance	(155,000)	-
Inventory, Net	$1,006,229	$309,205

Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those the Company projects, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory.  In 2007, the Company established an inventory reserve of $155,000 to cover such estimated obsolete items.  The Company will evaluate the inventory allowance on a regular basis and make adjustments to its estimates as new information and experience dictate.

(r) Billings in excess of costs and deferred revenue

Billings in excess of costs incurred and estimated earnings represent the excess of amounts billed over the amounts called for to be billed under the contractual billing terms.  At December 31, 2007 and 2006 billings in excess of costs represented approximately $2.4 million and $2.8 million, respectively.  Costs in excess of billings represent the excess of actual costs incurred to the amount that is billed to date and is included in accounts receivable. (See Note 1(d), Accounts receivable and allowances for uncollectible accounts.)

The Company occasionally receives cash from customers in excess of revenues recognized on certain contracts. These cash receipts are reported as deferred revenues on the balance sheet.

(s) Correction of an Error in Previously Issued Financial Statements

In 2003, the Company entered into a ten year non-cancelable building lease with the buyer in conjunction with the sale of its headquarters facility in Poway, CA. (See Note 4(a), Building and settlement notes, and Note 8(c), Building Lease.) The Company identified in 2007 that it had incorrectly expensed the deferred rent per SFAS No. 13, Accounting for Leases, whereby the Company used its monthly expense instead of the straight-line method to account for rental expenses over the term of the lease.  However, after detailed quantitative and qualitative review using both the “rollover” and “iron curtain” approaches, as detailed in Staff Accounting Bulletin (SAB) 108, the Company concluded that the differences between the actual monthly expense and the straight-line amount were immaterial based on the financial impact these deferred charges would have had on its operating results in those years, taking into consideration the net losses and net income recognized in those years.

Quantitative Income Statement Analysis of Deferred Rent Adjustment (2003-2006)
Years Ended	Net Income	% of	Deferred Rent	Adjusted Net	% of
December 31,	(Loss)	Revenue	Adjustment	Income (Loss)	Revenue	Difference
2003	$(1,246,067)	-42.15%	$48,904	$(1,294,971)	-43.80%	1.65%
2004	$(3,027,054)	-61.89%	$43,464	$(3,070,518)	-62.78%	0.89%
2005	$501,264	5.57%	$32,334	$468,930	5.21%	0.36%
2006	$(952,372)	-2.93%	$20,813	$(973,185)	-2.99%	0.06%

Furthermore, the Company believes the impact to its balance sheet is immaterial.  Differences in the deferred rent would not be expected to change an investor’s evaluation of the Company’s operations or its financial condition.  As shown in the table below, the differences were less than 5% in 2003 and less than 2% in each of the following years.

Quantitative Balance Sheet Analysis of Deferred Rent Adjustment (2003-2006)
			% Total	Accrued Value of	Total	% Adjusted
Years Ended	Total	Total	Liabilities to	Deferred Rent	Adjusted	Liabilities to
December 31,	Assets	Liabilities	Total Assets	Adjustments	Liabilities	Total Assets	Difference
2003	$1,084,819	$3,157,447	291.06%	$48,904	$3,206,351	295.57%	4.51%
2004	$6,090,434	$1,754,777	28.81%	$92,368	$1,847,145	30.33%	1.52%
2005	$11,008,649	$3,039,436	27.61%	$124,702	$3,164,138	28.74%	1.13%
2006	$26,130,885	$9,115,261	34.88%	$145,515	$9,260,776	35.44%	0.56%

To correct this error, the Company adjusted beginning retained earnings on its December 31, 2006 balance sheet by approximately $125,000, without amending prior filings. The Company restated its comparative balance sheets and income statements for the fiscal year ended December 31, 2006. The impact on the Company’s financial statements going forward will be to reduce the deferred rental accrual by the difference between the rental expense actually paid by the Company and the rental expense calculated on a straight line basis using SFAS No. 13. (See Note 8(c))

2.           Fixed Assets, Net

Fixed assets consisted of the following:

December 31,	2007	2006
Capital leases	$642,079	$452,481
Computer equipment	1,981,425	952,895
Building improvements	1,228,630	1,959
Furniture and fixtures	3,398,825	2,546,039
Rocket motor test center	1,374,683	1,205,468
	8,625,642	5,158,842
Less accumulated depreciation and amortization	(4,205,622)	(1,365,478)
	$4,420,020	$3,793,364

Depreciation and amortization expense for fixed assets was approximately $1.2 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.  Of the above depreciation, approximately $50,000 and $20,000, for the years ended December 31, 2007 and 2006, respectively, was for depreciation on equipment under capital leases.

3.           Acquisitions

On January 31, 2006, the Company completed the acquisition of Starsys Research Corporation by reverse triangular merger.

The following is a schedule of the goodwill incurred in the Starsys acquisition.
[Missing Graphic Reference]

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

On September 8, 2005, the Company made a secured loan in the principal amount of $1.2 million to Starsys Research Corporation. The loan accrued interest at 8% per annum and matured on January 31, 2006 upon the closing of the acquisition. No principal or interest payments were made before maturity.  The loan was secured by a security interest in all of the assets of Starsys.  In addition, Starsys had agreed to pay the Company a placement agent fee and to reimburse the Company expenses in the aggregate amount of $120,000. The principal amount, as well as the other amounts listed above, was deemed forgiven when the loan became an inter-company account at the closing of the merger.

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

For the fiscal year ended December 31, 2006, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ended December 31, 2006, but not less than $2.50 per share.  This portion of the additional performance consideration was not earned; and,

For the fiscal year ending December 31, 2007, up to $350,000 in cash and up to an aggregate number of shares of the Company's common stock equal to (A) up to $7.5 million divided by (B) the volume weighted average price of the Company's common stock for the 20 trading days preceding the date of the audit opinion for the fiscal year ending December 31, 2007, but not less than $3.00 per share.  This portion of the additional performance consideration was not earned.

Although Starsys was insolvent at the time of acquisition, the Company believed Starsys had a real value in excess of book value.  If not for Starsys’ liquidity and profitability problems, its fair value would have been even greater.  The Company entered into a competitive negotiation on purchase price with Starsys in the late summer and early fall of 2005.  Starsys had defaulted on a bank loan with Vectra Bank.  Starsys had engaged an investment banker to find a solution.  SpaceDev was one of four interested parties, and the Company’s offer turned out to be the most attractive, in part, due to the ability for Starsys to remain a separate entity, at least for the period of the earn out.  The Company developed the above pricing formula for the acquisition based on an enterprise value of a healthy aerospace company, which included Starsys’ expectation of future performance.  The Company originally agreed to a cash payment ($1.5 million), an amount of SpaceDev common stock ($7.5 million) and debt relief at closing followed by future years potential earn out.

Based on Starsys’ projections, earn out criteria were established and an enterprise value of approximately $32 million was established.  The Company arrived at this from several calculations, including a multiple of revenues, industry comparables, discounted cash flow analyses and the desire for a competitive bid.  The enterprise value assumptions included Starsys reaching revenue and EBITDA goals in 2005, 2006 and 2007 that Starsys had proposed.  The assumptions were based on Starsys’ ability to overcome their historical cash flow and profitability problems related to certain fixed price development contracts.  It was the Company’s determination that the purchase price of Starsys was fair and reasonable at the time of the acquisition, with sufficient protection in the earn out structure to provide value to the Starsys shareholders (if the earn out was reached) and yet protection to the SpaceDev shareholders (if the earn out was not reached).

Starsys shareholders may be entitled to receive additional performance consideration for a particular fiscal year if the Company breaches specified covenants of the merger agreement and is unable to cure the breach within the applicable cure period set forth in the merger agreement.

Approximately one-half of the shares issued to Starsys shareholders at the closing were placed in escrow to satisfy any indemnification obligations of the Starsys shareholders under the merger agreement and to pay reasonable expenses of the shareholder agent. In June 2007, shares in the amount of 1,729,666 (out of a total of the 1,797,746 shares in escrow) were released to the former Starsys shareholders and the remaining 68,080 shares of SpaceDev common stock are being held in escrow to pay reasonable expenses of Mr. Scott Tibbitts, the shareholder representative.

The following condensed balance sheet at January 26, 2006, which was used as the opening balance sheet for the acquisition at January 31, 2006, illustrates the amount of goodwill specifically allocated and assigned to major tangible and intangible assets.  The remaining amount of goodwill of approximately $11.2 million is recorded as a long term asset and is evaluated by the Company each year for possible impairment.

Starsys Research Corporation
	(Audited)
	January 26, 2006	Adjustments	January 26, 2006
Assets
Current Assets
Cash and Accounts Receivable	$5,293,867		$5,293,867
Other current assets	620,829		620,829
Fixed Assets - Net	1,903,825	97,420	2,001,245
Intangible Assets	-	927,978	927,978
Goodwill	-	11,233,665	11,233,665
Other Assets	32,972	-	32,972
Total Assets	$7,851,493	$12,259,063	$20,110,556
Liabilities and Net Assets Acquired
Current Liabilities
Accounts payable and accrued expenses	$1,704,690	$-	$1,704,690
Notes payable	5,983,300	-	5,983,300
Capitalized lease obligations	31,555	-	31,555
Accrued payroll, vacation and related taxes	993,066	-	993,066
Billings in excess of costs and deferred revenue	1,531,280	-	1,531,280
Provision for anticipated loss	1,596,250	-	1,596,250
Other accrued liabilities	1,556,059	-	1,556,059
Total Liabilities	13,396,200	-	13,396,200
Net Assets Acquired	$(5,544,707)	$12,259,063	$6,714,356

Through this acquisition, the Company purchased approximately $928,000 of intangible assets subject to amortization; these assets were given a weighted average amortization period of  approximately 10 years, and the values assigned were as follows:

➢	$ 25,000 was assigned to non-compete agreements;
➢	$153,000 was assigned to patents;
➢	$150,000 was assigned to trademarks;
➢	$500,000 was assigned to trade secrets; and
➢	$100,000 to customer lists.
The current amount of intangible assets is $746,392, net, as reported in the Company’s Consolidated Financial Statements.  The Company also concluded that no one asset was deemed sufficient to warrant separate classification within the footnotes.  The Company recorded no intangible assets not subject to amortization other than goodwill.  Both goodwill and the deferred tax liability associated with the acquisition mentioned above were approximately $11.2 million and $350,000, respectively.

4.           Notes Payable

(a)           Building and settlement notes
In 2007, the Company entered into a three-year licensing and financing agreement with Microsoft, totaling approximately $188,000, related to certain business software and equipment.  The note called for monthly payments over a three year term with interest of 2.53% per annum.  At December 31, 2007, the outstanding balance on this obligation was approximately $156,000.

In addition, a Deferred Compensation Agreement was recorded stemming from an agreement with a former employee entered into during 2005 for a royalty that was to be calculated based on several factors including length of service and revenue related to a specific design that was developed for the Company.  At December 31, 2007, the calculated obligation was approximately $22,000 with scheduled payments to be made in January 2008.

The following represents the combined notes payable totals as of December 31, 2007 and 2006:
December 31,	2007	2006
Financing Agreement	$156,219	$-
Deferred Compensation Agreement	21,988	50,193
Total Notes Payable	$178,207	$50,193
Less current portion	$(86,385)	$-
Long term portion	$91,822	$50,193

(b)           Revolving credit facility

On September 29, 2006, the Company entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the facility.  The Company borrows against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or (b) $1.0 million, provided, however, that no more than $500,000 of such eligible inventory may be in the form of work-in-process inventory.  There was no balance on this revolving credit facility at December 31, 2007 and the balance at December 31, 2006 was approximately $805,000.

The facility bears interest at a rate equal to prime plus 2%. This rate increases or decreases on the date the Prime Rate adjusts.  Interest is payable monthly.  Interest is due on the first business day of each month from October 2006 through maturity.  The term of the facility is scheduled to end on September 29, 2009.  At inception, Laurus received, as a loan fee, 310,009 unregistered shares of the Company’s common stock valued at $350,000 plus cash fees of $175,000. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and was expensed over the first year of the note.  Laurus received an additional 283,286 unregistered shares of the Company’s common stock valued at $200,000 at the first anniversary of the facility.  The value of these shares was determined based on the average trading price for the stock during the preceding ten business days, which was $0.72 per share, and the expense will be amortized over the second year of the note.  The Company will issue additional restricted shares of its common stock worth, in the aggregate, $200,000 to Laurus on the second anniversary date of the facility, if the facility remains in place.  The pricing of these additional shares will be based on the applicable preceding ten business day average trading price.

Laurus agreed that when it can resell the unregistered shares under Rule 144, its resale on any one day cannot exceed 10% of the daily trading volume. The 310,009 and 283,286 shares previously granted under this revolving credit facility, and referenced above, were registered for resale on a registration statement, which was declared effective on February 14, 2008.  The facility is not convertible into any class of the Company’s securities at any time during its term.  In addition, Laurus is strictly prohibited from engaging in any short sales of the Company’s common stock during the term of the facility.

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

The facility requires the Company to deposit all funds (other than certain refundable deposits and proceeds from financings) into a lockbox that will be swept on a daily basis to reduce any outstanding facility balance. Any funds in excess of any outstanding facility balance are transferred to the Company on a daily basis.

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

5.           Income Taxes

At December 31, 2007, the Company had federal and state tax net operating loss carryforwards (“NOL”) of approximately $9,380,000 and $9,590,000, respectively.  These amounts include acquired federal and state NOL's of Starsys of $3,810,000 and $5,700,000.  The federal and state tax loss carryforwards will begin to expire in 2019 and 2011, respectively, unless previously utilized.

At December 31, 2007, the Company had federal and state research and development tax credit carryforwards of approximately $2,640,000 and $40,000, respectively.  The federal research tax credits will begin to expire in 2018.  The state research tax credits will carryforward indefinitely.

The future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred; however the Company is in the process of completing a Section 382 analysis regarding the possible limitation of the net operating loss and research and development credits. Management has projected that any Section 382 limitation would exceed $1,000,000, and, based on this projection, believes that the related deferred tax assets will continue to exist.  When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48.  The Company expects the Section 382 analysis to be completed within the next twelve months.

Pursuant to Internal Revenue Code Sections 382 and 383, the Company’s use of its net operating loss and tax credit carryforwards relating to Starsys will be limited as a result of cumulative changes in ownership of more than 50% over a three-year period which occurred in 2006.  The Section 382 limitation relating to Starsys amounts to $241,707.

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109. FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007 and is in the process of completing a FIN 48 analysis.  The adoption of FIN 48 is not expected to impact the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2007.

As a result of the adoption of SFAS No. 123(R), the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits.  As of December 31, 2007, deferred tax assets do not include $255,000 of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryforwards.  Additional paid in capital will be increased up to $255,000 if such excess tax benefits are realized.

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

December 31,	2007	2006
Current deferred tax assets:
Accrued vacation	$242,000	$246,500
Deferred gain on sale of building	38,700	38,700
Reserve for loss on contracts	118,100	285,000
Warranty reserve	259,100	29,400
Other	66,103	166,100
Total current deferred tax assets	724,003	765,700
Non-current deferred tax assets
Net operating loss carryforwards	3,624,800	3,715,800
Deferred gain on sale of building	203,900	252,300
Tax credit carryforwards	2,689,300	3,537,700
Total non-current deferred tax assets	6,518,000	7,505,800
Non-current deferred tax liabilities:
Fixed Assets and Intangibles	(205,600)	(744,600)
Other	(255,303)	(241,500)
Total net non-current deferred tax assets	6,057,097	6,519,700
Total deferred tax assets	6,781,100	7,285,400
Valuation allowance	(6,781,100)	(7,285,400)
	$-	$-

Significant components of the provision for income taxes for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Current
Federal	$(10,863)	$15,000
State	1,054	4,290
	(9,809)	19,290
Deferred
Federal	-	-
State	-	-
Income tax (benefit) expense	$(9,809)	$19,290

Reconciliation of the statutory federal income tax benefit to the Company's effective tax benefit:

Years Ended December 31,	2007	2006
Statutory U.S. federal rate	35.00%	35.00%
State income taxes - net of federal benefit	-1.89%	3.79%
Permanent differences	-53.37%	-14.42%
NOL and tax credit prior year true up	-160.99%	-15.99%
Other	2.94%	.82%
Tax Credits	0.00%	91.18%
Federal refund received	3.83%	0.00%
Change in valuation allowance	177.94%	-100.38%
Provision for income taxes	3.46%	0.00%

6.           Employee Benefit Plans

(a)           Profit sharing 401(k) plan
The Company's amended 401(k) retirement savings plan allowed each eligible employee to voluntarily make pre-tax salary contributions up to 93% of their compensation or statutory limits per year, whichever is lower, for the years ended December 31, 2007 and 2006.  The Company has elected to make a matching contribution of 10% of employee contributions, which matching portion vests over five years as specified in the plan amendment.  During 2007 and 2006, the Company contributed $19,257 and $24,698 to the Plan, respectively.

Upon the merger with Starsys, the Company assumed responsibility for the Starsys 401(k) retirement saving plan, which allows each eligible Starsys employee to make elective deferrals to the Plan and elect to reduce his or her compensation in an amount of 2% up to a maximum of 100% of compensation (to the maximum allowable contribution permitted by IRS Code which was $15,500 for 2007), for contributions to this Plan as an elective deferral. There is a four year vesting period for the Company’s match (25% each year for four years).  The Company elected to make matching contributions on employee contributions at a rate of 25% on the first 4% of employee contributions.  During 2007 and 2006, the Company contributed $68,757 and $76,218 to the Plan.

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

In 2004, the Company adopted the 2004 Equity Incentive Plan authorizing options on 2,000,000 shares. It was first amended in August 2005 increasing the authorized options under the plan by 2,000,000 for a total of 4,000,000 shares and was further amended on January 31, 2006 increasing the authorized options by 3,000,000 for a total of 7,000,000 under the plan.  As of December 31, 2007, 11,184,698 shares were authorized for issuance under both the 1999 and 2004 plans, 7,358,726 of which were subject to outstanding options and awards and 1,610,199 of which have been exercised for the Company's common stock.

During 2007, the Company issued non-statutory options to purchase an aggregate of 50,000 shares; 10,000 shares to each of its five independent Directors as partial compensation for their 2007 service.  In addition, the Company issued non-statutory options to purchase 50,000 shares to a new independent member of the board as a one-time grant.

(c) Employee stock purchase plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan with 1,000,000 shares reserved under the plan and authorized the Board of Directors to make twelve consecutive semiannual offerings of common stock to its employees. The first shares of common stock were issued under the Plan in February 2004.  The exercise price for the Employee Stock Purchase Plan will not be less than 95% of the fair market value of the stock on the date the stock is purchased.  During 2007 and 2006, the Company converted approximately $93,000 and $134,000 of employee contributions under the Employee Stock Purchase Plan, and approximately 126,000 and 105,000 shares were issued under the plan as of December 31, 2007 and 2006, respectively.  The 1999 Employee Stock Purchase Plan was to expire in June 2005; however, the Board of Directors extended the plan until June 30, 2010 or until all of the shares have been bought under the plan, whichever comes first.

7.           Stockholders' Equity

a)     Series C Preferred Stock.

On August 25, 2004, the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), to Laurus for an aggregate purchase price of $2.5 million or $10.00 per share (the "Stated Value").  The Series C Preferred Stock was originally convertible into shares of the Company's common stock at a rate of $1.54 per share.  On September 21, 2007, the Company adjusted the fixed conversion price from $1.54 to $0.62 per share due to a common stock financing with OHB Technology AG and MT Aerospace AG (See Note 7(c) Common Stock below).  The Company had not previously re-priced the Series C Preferred Stock when the Series D-1 Preferred Stock was issued and the June 2007 warrant offer to preferred stockholders was made due to Laurus’ participation in those transactions.  The Company has received verbal and written waivers from Laurus on these previous transactions.

The Company accrues quarterly, cumulative dividends on the Series C Preferred Stock at a rate of 6.85% per annum.  As of December 31, 2007 and 2006, the Company declared dividends payable of approximately $170,000 for each twelve month period to the holders of its Series C Preferred Stock. These dividends are payable in cash or shares of common stock at the holder's option with the exception that dividends may be paid in shares of common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate.  Accrued dividends were paid in cash during 2007 and 2006.  On December 31, 2007, accrued but unpaid dividends were approximately $43,000; these accrued dividends were paid in cash in January 2008.

The Series C Preferred Stock is redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of redemption does not exceed $0.62 per share (adjusted in September 2007 related to the sale of common stock to OHB Technology AG and MT Aerospace AG) or (b) the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of redemption exceeds $0.62 per share (adjusted in September 2007 related to the sale of common stock to OHB Technology AG and MT Aerospace AG). The Series C Preferred Shares have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up.  The Series C Preferred Shares have no voting rights, except as required by law.

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.

b)     Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tailwind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital, (which has since transferred its preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund).  On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5.15 million, or $1,000 per share.  As of December 31, 2007, approximately 3,199 shares of Series D-1 Preferred Stock remain outstanding and approximately 1,951 shares of Series D-1 Preferred Stock had been repurchased through voluntary amortization, converted to the Company’s common stock or redeemed by investor request at a discount.  In total, 75 shares of Series D-1 Preferred Stock were converted into 50,676 shares of the Company's common stock, 1,709 shares of Series D-1 Preferred Stock have been repaid through voluntary amortization, as provided for in the Agreement, and 167 shares of Series D-1 Preferred Stock have been repurchased through an investor request at a 15% discount.  The Company also issued various warrants to these investors as described below.  The Company paid cash fees and expenses of approximately $119,000 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction.  The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter.  As of December 31, 2007, the Company had accrued Series D-1 dividends of approximately $76,000, which were paid in January 2008.

Certain warrants the Company issued to the Series D-1 investors at the closing entitled the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share.    On May 31, 2007, the Company offered to the holders of these warrants the opportunity to exercise the warrants at a specially reduced price to be calculated as 80% times the volume weighted average price (VWAP) of its common stock for the 20 trading days preceding the warrant holder’s acceptance of the offer. Although this written offer expired by its terms on June 15, 2007, the Company orally extended the offer to June 29, 2007 and Laurus accepted, exercising 500,000 of its 639,203 warrants of this series for $290,000 cash.  The VWAP for the 20 trading days preceding June 29, 2007 was $0.725 per share making the strike price of the common stock warrant $0.58 which is 80% of the $0.725.  Due to a ratchet anti-dilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which includes 139,203 warrants still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms. The warrants are exercisable for five years following the date of grant. The warrants feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash. However, this right is available only if a registration statement or prospectus covering the shares subject to the warrant is not available.  The warrants will continue to have the anti-dilution provisions reducing the warrant exercise price, if the Company issues equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price, to such lower exercise price. The Company refers to these warrants as the common stock warrants.

•
The purchase agreement contains a number of covenants by the Company, which includes an agreement not to effect any transaction involving the issuance of securities convertible, exercisable or exchangeable for the Company's common stock at a price or rate per share which floats (i.e., which may change over time), without the consent of a majority of the Series D-1 preferred stockholders, so long as any shares of Series D-1 Preferred Stock are outstanding, subject to certain conditions.

In connection with the Series D-1 Preferred Stock financing, Laurus consented to and waived certain contractual rights.  The Company paid Laurus Capital Management, L.L.C., and the manager of Laurus Master Fund, an amount of $87,000 in connection with Laurus' delivery of the consent and waiver, and paid $1,000 to Laurus' counsel for their related fees.

(c)	Common stock

OHB and MT Aerospace

In September 2007, the Company raised $4.4 million in cash by selling 7,095,566 shares of common stock to OHB Technology AG, a German space technology company, and MT Aerospace AG, a subsidiary of OHB Technology AG, in a private transaction at a purchase price of $0.62 per share.  The price was determined as a premium of 11% to the closing price of the Company’s common stock on September 12, 2007, which was $0.56 per share.

In addition, on December 19, 2007, the Company raised an additional $658,000 in cash by selling 877,563 shares of the Company’s common stock to OHB Technology AG and MT Aerospace AG at $0.75 per share, in connection with a separate financing and their preemptive right to maintain a 19% ownership in the Company.

The common stock issued is restricted. The Company also entered into a Stockholder Agreement with the investors, which provides the investors with the right, after one year, to demand that the Company file a registration statement with the Securities and Exchange Commission to cover re-sales of the common stock from time to time by the investors.  In addition, subject to existing rights of other stockholders, the Company provided the investors with rights to participate in future financings.

The investors agreed not to solicit the Company’s customers and clients in the United States for the same products and services provided by the Company. The investors agreed not to purchase additional shares of common stock or cause others to do so, except as expressly provided in the Stockholder Agreement.  The Stockholder Agreement expires on the earlier of:  (1) ten years, (2) a change of control of the Company, or (3) when the investors own less than 4.99% of the Company.

Also, pursuant to the Stockholder Agreement, the Company agreed to elect a qualified representative of OHB Technology AG (or any qualified replacement) to its Board of Directors and to nominate this representative of OHB Technology AG for election by the stockholders.  This obligation will continue until the expiration of the Stockholder Agreement.  Pursuant to this provision, the Company elected Hans Steininger to its Board of Directors on November 8, 2007.  In addition, per the Stockholder Agreement, for two years OHB Technology AG and MT Aerospace AG agreed to vote their shares of common stock in favor of the nominees to the Company’s Board of Directors that have been recommended for election by the Board of Directors.  OHB Technology AG and MT Aerospace AG agreed to, following this two year period, continue voting their shares of common stock in favor of any nominees recommended by the Company’s Board of Directors (1) if such nominee is a current member of the Board of Directors or (2) if the slate of nominees that is recommended for election by the Board of Directors includes the Stockholder’s nominee.

Loeb Partners

On December 4, 2007, the Company and Loeb Partners Corporation entered into a Stock Purchase Agreement covering the issuance and sale of 3,750,000 shares of the Company’s common stock at a purchase price of $0.75 per share.  The Company received gross proceeds from the sale of approximately $2.8 million in cash.

The Common Stock is restricted.  In addition, pursuant to a Stockholder Agreement, Loeb agreed not to sell the common stock for one year.  The Company also provided Loeb with the right, after one year, to demand that the Company file a registration statement with the Securities and Exchange Commission to cover re-sales of the common stock from time to time by Loeb Partners.  In addition, subject to existing rights of other stockholders, the Company provided Loeb Partners with rights to participate in future financings.

Pursuant to a Stockholder Agreement, for one year, Loeb Partners agreed to vote the common stock in favor of nominees recommended by the Company’s Board of Directors and after one year, Loeb Partners has agreed to continue to vote the common stock in favor of current members of the Board of Directors.  Further, Loeb has agreed not to purchase additional shares of common stock or cause others to do so, except as expressly provided in the Stockholder Agreement.  The Stockholder Agreement expires on the earlier of:  (1) ten years; (2) a change of control of the Company; or (3) when Loeb Partners owns less than 4.99% of the Company.

(d)	Warrants
As of December 31, 2007, the Company had warrants outstanding issued as part of its private placements and other equity raising ventures, as well as for commercial services rendered, that allow the holders to purchase up to 1,922,138 shares of common stock at prices between $0.58 and $2.58 per share.  The warrants expire at various times through January 11, 2011.

(e)       Stock options
On December 20, 2005, the Company entered into employment agreements and non-qualified stock option agreements with each of Mark N. Sirangelo, Richard B. Slansky and James W. Benson.  Each employment agreement had an initial term of two years, and Mark N. Sirangelo’s and Richard B. Slansky’s employment agreements automatically renewed for a third year on December 20, 2007.

The employment agreement with Mr. Sirangelo sets forth the terms of his employment with the Company as Chief Executive Officer and provides for, among other matters:  a base salary, performance-based cash bonuses based on the achievement of specific goals set forth in the agreement and an option to purchase up to 1,900,000 shares of the Company's common stock.

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

The options granted to each executive under the 2005 agreements were fully vested and exercisable on the date of grant, have an exercise price of $1.40 per share, which was the closing sale price, reported on the OTCBB on the date of grant, and will expire five years after the date of grant, unless they expire sooner as a result of termination of employment.  Some of the shares subject to the options are subject to sale restrictions that expire upon the achievement of certain milestones or four years from the date of grant, whichever comes first.  Subject to certain limitations, these options may be exercised by means of a net exercise provision by surrendering shares with a fair market value equal to the exercise price upon exercise.

James W. Benson resigned as Chairman and Chief Technology Officer in September 2006. Mr. Benson remains a member of the Company’s Board of Directors. Most of the options granted to Mr. Benson, during his employment with the Company, expired on April 2, 2007.  Non-plan options on 500,000 shares were vested prior to his departure and were not tied to any employment obligation and those options remain outstanding.  Mr. Benson’s vested outstanding options have an exercise price of $1.00 and are scheduled to expire on January 18, 2010.

The following tables provide information regarding all plan and non-plan Company stock options:

		Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at January 1, 2006	10,322,560	$1.27
Granted	3,307,000	1.17
Exercised	(230,281)	(0.83)
Expired	(1,004,181)	(1.35)
Balance at December 31, 2006	12,395,098	1.27
Granted	1,208,500	0.73
Exercised	(100,883)	(0.50)
Cancelled/Expired	(2,343,989)	(1.28)
Balance at December 31, 2007	11,158,726	$1.24

The weighted average fair value of options granted to employees under the 1999 Stock Option Plan and the 2004 Equity Incentive Plan during 2007 and 2006 were $0.73 and $1.17, respectively.  At December 31, 2007 and 2006, there were 11,158,726 and 12,395,098 options outstanding at a weighted average exercise price of $1.24 and $1.27 per share, respectively.  The weighted average remaining life of outstanding options under the plans at December 31, 2007 and 2006 was 2.75 years and 3.50 years, respectively. The aggregate intrinsic value of options exercised during 2007 and 2006 was approximately $120,000 and $145,000, respectively.  The aggregate intrinsic value of options outstanding at December 31, 2007 and 2006 was approximately $470,000 and $184,000, respectively.  The intrinsic value of options vested and exercisable at December 31, 2007 and 2006 was approximately $311,000 and $184,000, respectively.

Range of Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life of Exercisable Options Outstanding
$0.42-0.50	235,000	0.72	235,000	$0.46	0.72
0.51-1.00	4,597,639	2.82	2,505,186	0.85	2.06
1.01-1.50	5,170,365	2.87	4,864,061	1.38	2.88
1.51-2.00	1,013,500	2.30	1,013,500	1.71	2.30
2.01-2.50	102,222	2.73	102,222	2.11	2.73
2.51-4.80	40,000	3.59	40,000	4.00	3.59
	11,158,726	2.75	8,759,969	$1.24	2.52
The total fair value of options that vested during 2007 and 2006 was approximately $408,000 and $133,000, respectively.

8.           Commitments and Contingencies

(a)                                   Capital leases

The Company leases certain equipment under non-cancelable capital leases, which are included in fixed assets as follows:

December 31,	2007	2006
Computer and office equipment	$642,079	$452,481
Less accumulated depreciation	(263,778)	(226,535)
	$378,301	$225,946

Future minimum lease payments are as follows:

Year Ended December 31,
2008	$170,161
2009	194,442
2010	194,442
2011	156,247
2012	145,687
Thereafter	24,281
Total minimum lease payments	885,260
Amount representing interest	155,570
Present value of minimum lease payments	729,690

Total obligation	729,690
Less current portion	(137,410)
Long-term portion	$592,280

(b)                                   Other accrued liabilities

Other accrued liabilities at December 31, 2007 and 2006 consisted of the following:

Other Accrued Liabilities - December 31,	2007	2006
Warranty accrual	$505,984	$76,000
Customer deposits and other accruals	348,054	108,080
Provision for anticipated loss	315,544	719,125
Legal, royalty and customer accuals	125,664	316,231
Employee accruals	125,000	145,847
Dividend (Series D-1 preferred stock)	76,475	111,188
Dividend (Series C preferred stock)	42,899	42,898
Deferred rent	37,483	-
Property and income tax accruals	30,993	30,730
Employee Stock Purchase Plan	24,672	52,462
Total other accrued liabilities	$1,632,768	$1,602,561

Other long term accrued liabilities at December 31, 2007 and 2006 consisted of the following:

Long Term Other Accrued Liabilities - December 31,	2007	2006
Long term portion of deferred rent	$643,168	$160,782

(c)           Building lease

In January 2003, the Company sold its headquarters building (the land and building) at 13855 Stowe Drive, Poway, CA 92064.  In conjunction with the sale, the Company entered into a ten (10) year non-cancelable operating lease agreement with the buyer to lease-back its facility.  The base rent was approximately $26,000 per month at lease inception and will increase by 3.5% per year.  The Company is straight lining the remaining lease payments over the remainder of the lease per SFAS No. 13.  Total expense for 2007 and 2006 amounted to approximately $361,000 for both periods (See Note 1(s)).

The gain of $1,172,720 on the sale of the facility was deferred and is being amortized on a straight-line basis over the ten (10) year term of the lease at the rate of $117,272 per year.  As of December 31, 2007 and 2006, the deferred gain was approximately $596,000 and $713,000, respectively.  This amortization is included in the Company's non-operating income and expense and totaled approximately $117,000 in 2007 and 2006.

Deferred Gain consisted of the following:

December 31,	2007	2006
Deferred Gain	$1,172,720	$1,172,720
Less Amortization to date	(576,587)	(459,315)
	$596,133	$713,405

In August 2006, the Company entered into a four month lease, (which was subsequently extended several times to June 30, 2008), on a fabrication and test facility. The additional facility is also located in Poway, California.  It is approximately 11,000 square feet and is dedicated to fabrication of the Company's hybrid rocket motors.  The cost to the Company was approximately $39,000 in 2006 and $121,000 in 2007.  The Company was able to extend the facility lease on a short-term basis until June 30, 2007.  Total monthly rent from January 2007 to June 2007 was approximately $10,000 per month, for a total of approximately $60,000 for the six month term ending on June 30, 2007.  The facility lease was further extended in June 2007 on a short-term basis until December 31, 2007, and again in November 2007 until June 30, 2008.  Total monthly rent from January 2008 to June 2008 is approximately $11,000 per month, for a total of approximately $66,000 for the six month term ending on June 30, 2008.

In August 2006, the Company entered into a ten-year lease on a 72,000 square foot development and manufacturing facility located in the Colorado Technology Center in Louisville, Colorado, for its subsidiary, Starsys, Inc. Starsys relocated from its facility in Boulder, Colorado in March 2007.  The new facility is leased from RE Hill Properties, LLC and Quartz Mountain Properties, LLC.  The lease calls for a base monthly payment of $58,241 for the initial lease year of February 2007 through January 2008.  Subsequent years include an escalation of 3% per year.  Total lease payments will be approximately $7.4 million over the remaining life of the lease.

In March 2007, the Company signed a new sixty-five (65) month lease for its Durham, North Carolina manufacturing operations one mile east of the prior location.  In May 2007, the Company relocated the operations into the new facility which has approximately 13,500 square feet of usable office and laboratory space.  The monthly lease payment is $11,236 through April 2008 with an annual increase.  The lease included a deferred rent clause that stipulated that the first five months from May 2007 to September 2007 did not require any payments.  The total remaining lease obligation under the terms of the lease is approximately $980,000.

Building Leases - Year Ending December 31,
2008	$1,319,121
2009	1,309,071
2010	1,370,827
2011	1,421,777
2012	1,402,186
Thereafter	3,593,805
Total minimum lease payments	$10,416,787

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

(b)           Customer

Currently, the Company’s revenues are not grouped by similar products or services.  For example, a customer purchasing a small satellite does not know (and the Company does not track internally) the part of the order that related to each product group (i.e., the customer purchases a small satellite system or a mission solution).  A small satellite system could have propulsion, satellite bus technology and an electro-mechanical structure all in one customer order.  During 2007 and 2006, the Company had one major customer, the U.S. government that accounted for sales of approximately $25.4 million, or 73% of consolidated net sales, and $28.6 million, or 88% of consolidated net sales, respectively. At December 31, 2007 and 2006, the amount receivable from these customers was approximately $4.4 million and $1.0 million, respectively.

10.     Unaudited Pro Forma Combined Consolidated Statements of Operations

The following unaudited pro forma combined statements of operations give effect to the merger of SpaceDev and Starsys using the purchase method of accounting, as required by SFAS No. 141, Business Combinations.  The Company acquired Starsys Research Corporation on January 31, 2006 and is the "accounting acquirer" for accounting purposes.  Under this method of accounting, the combined company allocated the purchase price to the fair value of assets of Starsys deemed to be acquired, including identifiable intangible assets and goodwill.  The unaudited pro forma combined statements of operations are based on respective historical consolidated financial statements and the accompanying notes of the Company.

The unaudited pro forma combined statement of operations for the year ended December 31, 2006 assumes the merger took place on January 1, 2006. The unaudited pro forma combined statements of operations should be read in conjunction with the related notes included in this Form 10-KSB and the consolidated audited financial statements of SpaceDev.  The unaudited pro forma combined statements of operations are not necessarily indicative of what the actual results of operations and financial position would have been had the merger taken place on January 1 of the period presented and do not indicate future results of operations.

SpaceDev, Inc. and Subsidiaries
Pro Forma Combined Consolidating and Consolidated Statement of Operations
(Restated and Unaudited)

For the Twelve Months Ended
December 31, 2006
	Consolidated	Pro Forma Adjustments	Consolidated Pro Forma	%
Net Sales	$34,397,113	$(257,205)	$34,139,909	100.00%
Cost of Sales *	27,087,542	(91,380)	26,996,162	79.08%
Gross Margin	7,309,572	(165,825)	$7,143,747	20.92%
Operating Expenses
Marketing and sales expense	2,430,673	(165,825)	2,264,848	6.63%
Research and development	279,063	-	279,063	0.82%
General and administrative	5,638,502	-	5,638,502	16.52%
Total Operating Expenses *	8,348,238	(165,825)	8,182,413	23.97%
Income/(Loss) from Operations	(1,038,666)	-	(1,038,666)	-3.04%
Non-Operating Income/(Expense)
Interest income	111,668	-	111,668	0.33%
Interest expense	(88,196)	-	(88,196)	-0.26%
Non-cash interest expense	(114,600)	-	(114,600)	-0.34%
Gain on Building Sale	117,274	-	117,274	0.34%
Total Non-Operating Income/(Expense)	28,935	-	28,935	0.08%
Income (Loss) Before Income Taxes	(1,009,731)	-	(1,009,731)	-2.96%
Income tax provision	19,290	-	19,290	0.06%
Net Income (Loss)	$(1,029,021)	$-	$(1,029,021)	-3.01%
Less: Preferred Dividend Payments	(610,287)	-	(610,287)
Adjusted Net Income (Loss) for EPS Calculation	(1,639,308)	-	(1,639,308)
Net Income/(Loss) Per Share:	$(0.06)	-	$(0.06)
Weighted-Average Shares Outstanding	28,666,059	-	28,666,059
Fully Diluted Net Income/(Loss) Per Share:	$(0.06)	-	(0.06)
Fully Diluted Weighted-Average Shares Outstanding	28,666,059	-	28,666,059
* The following table shows how the Company's amortization expense of stock options would be allocated to all expenses.
Cost of Sales	$24,339	$-	$24,339	0.07%
Marketing and sales	4,840	-	4,840	0.01%
Research and development	-	-	-	0.00%
General and administrative	104,201	-	104,201	0.31%
	$133,379	$-	$133,379	0.39%

11. Related Party Transactions

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