Form 10KSB/A
period 2007-12-31
SPACEDEV, INC.
filed 2008-04-11
CIK 1031833

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one):                    Yes ☐    No ☒

EXPLANATORY NOTE

This Amendment is being filed solely to include a table inadvertently omitted during the submission process from the original Form 10-KSB for the Fiscal Year ended December 31, 2007.  The omitted table (a schedule showing goodwill incurred in the Company's acquisition of Starsys, Inc.) can be found on page F-16 under Footnote 3. Acquisitions.

No other information in the filing has changed.

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

ITEM 13.                                EXHIBITS

Exhibit No.	Description	Filed Herewith	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.
3.1	Certificate of Incorporation of SpaceDev, Inc., a Delaware corporation		X	8-K	Aug. 23, 2007	3.1
3.2	Bylaws of SpaceDev, Inc., a Delaware corporation		X	8-K	Aug. 23, 2007	3.2
3.3	Form of Warrant issued to Laurus Master Fund August 25, 2004		X	8-K	Aug. 30, 2004	4.2
3.4	Agreement and Plan of Merger		X	8-K	Aug. 23, 2007	10.1
4.1	Laurus Secured Revolving Note dated as of September 29, 2006		X	8-K/A	Oct. 10, 2006	99.1
10.1	Sublease between Gateway and SpaceDev dated March 31, 2005		X	8-K	April 15, 2005	10.1
10.2	Consent to Sublease between Gateway and SpaceDev dated April 1, 2005		X	8-K	April 15, 2005	10.2
10.3	Missile Defense Agency Contract with SpaceDev dated March 31, 2004		X	10-KSB	April 6, 2004	10.40
10.4	Common Stock Purchase Warrant issued June 3, 2003 by SpaceDev to Laurus Master Fund, Ltd.		X	8-K	June 18, 2003	10.3
10.5	Registration Rights Agreement between SpaceDev and Laurus Master Fund, Ltd. dated June 3, 2003		X	8-K	June 18, 2003	10.4
10.6	Registration Rights Agreement with Laurus Master Fund, Ltd. dated August 25, 2004		X	8-K	Aug. 30, 2004	10.2
10.8	1999 Stock Option Plan *		X	SB-2	July 25, 2003	4.8
10.9	First Amendment to 1999 Stock Option Plan *		X	SB-2	July 25, 2003	4.14
10.10	1999 Employee Stock Purchase Plan *		X	10-SB	Jan. 18, 2000	6.7
10.11	2004 Equity Incentive Plan *		X	S-8	Mar. 29, 2005	99.1
10.12	First Amendment to 1999 Employee Stock Purchase Plan *		X	10-KSB	Mar. 28, 2006	10.39
10.13	Executive Employment Agreement between SpaceDev, Inc., and Mark N. Sirangelo dated December 20, 2005 *		X	8-K	Dec. 23, 2005	10.1
10.14	Amended and Restated Executive Employment Agreement between SpaceDev, Inc., and Richard B. Slansky dated December 20, 2005 *		X	8-K	Dec. 23, 2005	10.2
10.15	Non-Plan Stock Option Agreement with Mark N. Sirangelo dated December 20, 2005 *		X	8-K	Dec. 23, 2005	10.4
10.16	Non-Plan Stock Option Agreement with Richard B. Slansky dated December 20, 2005 *		X	8-K	Dec. 23, 2005	10.5

10.17	Registration Rights Agreement dated January 17, 2006 (Omicron et. al.)	X	8-K	Jan. 17, 2006	99.2

10.18	Form of Common Stock Warrant (Omicron et. al.)	X	8-K	Jan. 17, 2006	99.4
10.19	Executive Employment Agreement with Scott Tibbitts dated January 31, 2006 *	X	8-K	Feb. 6, 2006	99.1
10.20	Non-Competition Agreement with Scott Tibbitts dated January 31, 2006	X	8-K	Feb. 6, 2006	99.3
10.21	Amendment No. 2 to the SpaceDev 2004 Equity Incentive Plan *	X	8-K	Feb. 6, 2006	99.5
10.22	Security Agreement dated as of September 29, 2006 (Laurus)	X	8-K/A	Oct. 10, 2006	99.2
10.23	Lease Agreement between RE Hill Properties Louisville, LLC and Quartz Mountain Properties, LLC and SpaceDev dated August 25, 2006	X	10-KSB	Mar. 28, 2008	10.23
10.24	Lease Agreement between W&G Associates and Starsys, Inc. dated February 8, 2007	X	10-KSB	Mar. 28, 2008	10.24
10.25	Stock Purchase Agreement, entered into as of September 14, 2007, by and between SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.	X	8-K	Sep. 19, 2007	99.1
10.26	Stockholder Agreement, entered into as of September 19, 2007, by and between SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.	X	8-K	Sep. 19, 2007	99.2
10.27	Stock Purchase Agreement, entered into as of December 4, 2007, by and between SpaceDev, Inc. and Loeb Partners Corporation.	X	8-K	Dec. 7, 2007	99.1
10.28	Stockholder Agreement, entered into as of December 4, 2007, by and between SpaceDev, Inc. and Loeb Partners Corporation.	X	8-K	Dec. 7, 2007	99.2
10.29	Stock Purchase Agreement, dated as of December 12, 2007 (but entered into on December 19, 2007), by and among SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.	X	8-K	Dec. 21, 2007	99.1

10.30	Amendment to the Stockholder Agreement, dated as of December 12, 2007 (but entered into December 19, 2007), by and among SpaceDev, Inc. and MT Aerospace AG and OHB Technology AG.		X	8-K	Dec. 21, 2007	99.2
14.1	Code of Ethics		X	10-KSB	Mar. 28, 2003	10.15
21.1	List of Subsidiaries		X	10-KSB	Mar. 28, 2008	21.1
23.1	Consent of PKF, Certified Public Accountants A Professional Corporation		X	10-KSB	Mar. 28, 2008	23.1
31.1	Rule 13a-14(a) certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) certification of Principal Financial Officer	X
32.1	Rule 13a-14(b) certification of Chief Executive Officer	X
32.2	Rule 13a-14(b) certification of Chief Financial Officer	X

*	Management contract or compensatory plan or arrangement.

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

SpaceDev, Inc.
Date: April 11, 2008                                                      By:   /s/ Mark N. Sirangelo
        Mark N. Sirangelo, CEO and Chairman of the Board of Directors

Date: April 11, 2008                                                      By:    /s/ Richard B. Slansky
        Richard B. Slansky, President and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 11, 2008                                          /s/ Mark N. Sirangelo
Mark N. Sirangelo, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: April 11 2008                                          /s/ Richard B. Slansky
Richard B. Slansky, Director, President, and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 11, 2008                                           /s/ Scott Tibbitts
Scott Tibbitts, Director

Date: April 11 2008
James W. Benson, Director

Date: April 11, 2008                                           /s/ Curt Dean Blake
Curt D. Blake, Director

Date: April 11, 2008
Gen. Howell M. Estes, III, Director

Date: April 11, 2008                                           /s/ Scott Hubbard
Scott Hubbard, Director

Date: April 11, 2008                                           /s/ Scott McClendon
Scott McClendon, Director

Date: April 11, 2008                                          /s/ Hans Steininger
Hans Steininger, Director

Date: April 11, 2008                                           /s/Robert S. Walker
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