Form 10-Q
period 2008-03-31
SPACEDEV, INC.
filed 2008-05-12
CIK 1031833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐ Accelerated filer   ☐

Non-accelerated filer   ☐(Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,517,192 shares of the registrant’s voting common stock were outstanding on April 23, 2008.

SPACEDEV, INC.
FORM 10-Q
For The Quarter Ended March 31, 2008

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash	$4,716,190	$6,521,003
Accounts receivable, net (Note 2(d))	8,094,985	5,019,600
Costs in excess of billings (Note 2(b))	1,005,269	1,413,685
Inventory (Note 2(b))	1,233,971	1,006,229
Other current assets (Note 6(a))	609,387	702,120
Total Current Assets	15,659,802	14,662,637
Fixed Assets - Net	4,232,047	4,420,020
Intangible Assets	698,564	746,392
Goodwill (Note 5)	11,233,665	11,233,665
Other Assets (Note 6(b))	1,031,669	1,045,272
Total Assets	$32,855,747	$32,107,986

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses (Note 3(a))	$2,124,511	$1,491,116
Current portion of notes payable and capitalized lease obligations	142,132	162,885
Accrued payroll, vacation and related taxes	1,151,273	1,424,462
Billings in excess of costs (Note 2(a))	3,104,941	2,463,366
Other accrued liabilities (Note 2(a)) and 3)	1,580,483	1,632,768
Total Current Liabilities	8,103,340	7,174,597
Notes Payable and Capitalized Lease Obligations, Less Current Maturities	305,322	343,621
Deferred Gain - Assets held for sale (Notes 3(a))	566,815	596,133
Other Long Term Liabilities (Note 3)	669,219	643,168
Total Liabilities	9,644,696	8,757,519
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, and 251,379 and 251,659 shares issued and outstanding, respectively (Note 4)
Series C Convertible preferred stock (Note 4(a))	248	248
Series D-1 Convertible preferred stock (Note 4(b))	3	3
Common stock, $0.0001 par value; 100,000,000 shares authorized, and
42,517,192 and 42,306,871 shares issued and outstanding,
respectively (Note 4)	4,246	4,231
Additional paid-in capital	40,353,234	40,441,249
Accumulated deficit	(17,146,680)	(17,095,264)
Total Stockholders’ Equity	23,211,051	23,350,467
Total Liabilities and Stockholders' Equity	$32,855,747	$32,107,986

The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
March 31,	2008	%	2007	%
Net Sales	$10,328,996	100.0%	$9,057,048	100.0%
Total Cost of Sales*	7,963,147	77.1%	6,966,071	76.9%
Gross Margin	2,365,849	22.9%	2,090,977	23.1%
Operating Expenses
Marketing and sales	640,500	6.2%	586,614	6.5%
Research and development	258,549	2.5%	39,360	0.4%
General and administrative	1,408,830	13.6%	1,243,555	13.7%
Total Operating Expenses*	2,307,878	22.3%	1,869,529	20.6%
Income from Operations	57,971	0.6%	221,448	2.4%
Non-Operating Income/(Expense)
Interest and other income	37,583	0.4%	20,956	0.2%
Interest expense	(17,979)	-0.2%	(75,358)	-0.8%
Gain on building sale (Note 3(a))	29,317	0.3%	29,318	0.3%
Loan fee (Note 3(b))	(49,315)	-0.5%	(86,301)	-1.0%
Total Non-Operating Income/(Expense)	(394)	0.0%	(111,385)	-1.2%
Income Before Taxes	57,577	0.6%	110,063	1.2%
Income tax provision	307	0.0%	800	0.0%
Net Income	$57,270	0.6%	$109,263	1.2%

Net Income	57,270		109,263
Less Preferred dividend payments	(108,687)		(143,762)
Net Loss Available to Common Stockholders	(51,417)		(34,499)
Net Income Per Share:	$(0.00)		$(0.00)
Weighted-Average Shares Outstanding	42,444,225		29,570,306
Fully Diluted Net Income Per Share:	$(0.00)		$(0.00)
Fully Diluted Weighted-Average Shares Outstanding	42,444,225		29,570,306

* The following table shows how the Company's stock option expense would be allocated to all expenses.

Cost of sales	$68,767		$41,373
Marketing and sales	8,351		13,652
Research and development	-		-
General and administrative	22,418		49,594
Total Non-Cash Stock Option Expense	$99,536		$104,619
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Unaudited)

Three Months Ended March 31,	2008	2007
Cash Flows From Operating Activities
Net income	$ 57,270	$ 109,263
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	335,174	316,238
Gain on disposal of building sale	(29,318)	(29,318)
Stock option expense	99,536	104,619
Non-cash loan fee	49,315	86,301
Change in operating assets and liabilities	(1,838,564)	(423,014)
Net Cash (Used In) Provided By Operating Activities	(1,326,587)	164,089
Cash Flows From Investing Activities
Purchases of fixed assets	(99,373)	(298,984)
Net Cash Used in Investing Activities	(99,373)	(298,984)
Cash Flows From Financing Activities
Principal payments on notes payable	(37,935)	-
Principal payments on capitalized lease obligations	(21,117)	(8,666)
Dividend payments on Series C and Series D-1 preferred stock	(119,325)	(153,855)
Proceeds from revolving credit facility	-	2,622,271
Employee stock purchase plan	22,254	12,005
(Repurchase) Issuance of preferred stock	(272,222)	(286,112)
Proceeds from issuance of common stock	49,492	5,419
Net Cash (Used in) Provided by Financing Activities	(378,853)	2,191,062
Net (Decrease) Increase in Cash	(1,804,813)	2,056,167
Cash at Beginning of Period	6,521,003	1,438,146
Cash at End of Period	$ 4,716,190	$ 3,494,313

The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Cont'd.
(Unaudited)

Three Months Ended March 31,	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$ 17,979	$ 75,358

Noncash Investing and Financing Activities:

During the three months ended March 31, 2007, the Company entered into a capital lease in the amount of approximately $190,000.

During the three months ended March 31, 2008 and 2007, the Company accrued dividends in the amount of
$108,687 and $143,762 respectively, for its Series C and Series D-1 Preferred Stock.

During the three months ended March 31, 2008 and 2007, the Company converted $35,194 and $52,871 of employee stock purchase plan contributions into 55,293 and 63,970 shares of common stock, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.       Basis of Presentation

The  accompanying  consolidated  financial  statements  of  SpaceDev, Inc., a Delaware corporation ("the Company")  include  the  accounts  of  the  Company and its subsidiaries, Starsys, Inc., a Colorado corporation, and its inactive subsidiary Dream Chaser, Inc., a Delaware corporation.  In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results  of  operations  and  cash  flows  as  of the dates and for the periods presented.   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently,  these  statements  do  not  include all disclosures normally  required  by  generally  accepted  accounting principles of the United States  of America for annual financial statements nor those normally made in an Annual  Report  on  Form  10-KSB or Form 10-K.  Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2008 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed.  The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2008 or any future period, and the Company makes no representations related thereto.

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

2.              Accounting Policies

(a)  Revenue Recognition

The Company's revenues for the three months ended March 31, 2008 were derived primarily from United States government cost-plus fixed-fee (CPFF) contracts, United States government, government related and non-government firm fixed price (FFP) contracts, and some commercial sales of component and subsystem products.  During the first three months of 2008 approximately 56% of revenues from U.S. government contracts were derived from cost-plus- fixed-fee contracts, 40% from firm fixed price contracts, and 4% from time-and-material contracts compared to approximately 40%, 58%, and 2% during the first three months of 2007, respectively.  The Company’s government and government related revenue was approximately 66% of total revenue in the first three months of 2008.  The remaining 34% of total revenue during the first three months of 2008 was comprised of commercial or non-governmental revenue. SpaceDev considers the United States government (“Government”) a major customer.  Government revenue is revenue generated directly by contracts with an agency of the federal government, i.e., where the Company is the prime contractor.  Government related revenue is revenue generated by contracts where the Company’s customer is a prime contractor or subcontractor to the government and the Company is a subcontractor to them, i.e., the ultimate customer is a government agency.

The portion of the Company’s revenue which is based on fixed price contracts is calculated on a proportional performance basis (also referred to herein as “percentage-of-completion”) based upon assumptions regarding the estimated total costs for each contract. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations as well as general economic conditions.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the Company’s profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded.  Accordingly, the Company’s recorded revenues and gross profits from period to period can fluctuate.

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

Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities.  The current accrual for potential losses on existing projects represents approximately $0.5 million at March 31, 2008 and $0.3 million at December 31, 2007.  The accrual is adjusted as projects move toward completion and more accurate estimates are established.  Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.  Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract.  All other selling, general and administrative costs are expensed as incurred.

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

(b) Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a First-In, First-Out (FIFO) basis, unless required by customer contract to be distributed by specific identification for lot control purposes.  Inventory includes raw material inventory, finished goods inventory and work-in-process inventory.  Work-in-process inventory includes, but is not limited to, program costs in excess of customer requirements to pay.  In those cases, costs may be held in work-in-process while the Company negotiates for contract modifications to cover those costs.  If the negotiations result in revenues in excess of those costs, the Company records a profit at the conclusion of the program.  If the negotiations result in revenues not in excess of those costs or no additional consideration, the Company records the full estimated program loss at the time of the notification.  The amount of such program costs held in work-in-process inventory on March 31, 2008 and December 31, 2007 was approximately $0.7 million and $0.3 million, respectively.  The Company inventory detail follows:

Inventory	March 31, 2008	December 31, 2007
Raw Material	$ 646,172	$ 570,432
Work in Progress	693,788	528,614
Finished Goods	90,865	62,183
Subtotal	1,430,825	1,161,229
Inventory Allowance	(196,854)	(155,000)
Inventory, Net	$ 1,233,971	$ 1,006,229

Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those the Company projects, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory.  In 2007, the Company established an inventory reserve of $0.2 million to cover such estimated obsolete items.  The Company evaluated the inventory allowance during the first quarter of 2008 and made an upward adjustment of approximately $42,000.

(c) Net income (loss) per common share

Basic earnings per share are calculated using the weighted average number of shares outstanding, according to the rules of SFAS No. 128, Earnings per Share during the periods.  Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods.  Diluted net loss per share was not computed for the three months ended March 31, 2008 or 2007, as the computation would result in anti-dilution.  The total amount of all dilutive securities not included in the earnings per share calculation were 18,525,404 and 18,893,509, which includes all options, warrants and convertible preferred shares outstanding at March 31, 2008 and 2007, respectively.  Of the 18,525,404 and 18,893,509 dilutive securities not included in the earnings per share calculation 16,346,165 and 16,584,017 were exercisable at March 31, 2008 and 2007, respectively.

(d)         Accounts receivable and allowances for uncollectible accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts.  The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.  At March 31, 2008 and December 31, 2007, the allowance for uncollectible accounts was approximately $72,000 and $62,000, respectively.

(e)	Estimates

Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements.  Professional fees are billed to customers on a time and materials basis.  Time and material revenues are recognized as services are performed and costs incurred.

(f)	Warranty

The Company has a warranty policy to assume obligations in connection with certain customer contracts.  The Company records a liability for the expected costs to service estimated warranty claims. Activity in the warranty liability account consisted of the following:

	Three Months Ended	Twelve Months Ended
	March 31, 2008	December 31, 2007
Balance at January 1	$ 505,984	76,000
Accruals during the period	-	557,187
Reductions during the period	(45,640)	(127,203)
Balance	$ 460,344	$ 505,984

(g)	Taxes

FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109. FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007 and is in the process of completing a FIN 48 analysis.  The adoption of FIN 48 is not expected to impact the Company’s financial condition, results of operations or cash flows for the quarter ended March 31, 2008.

(h)	Reclassification

The Company has reclassified its costs in excess of billings from accounts receivable to a separate line on the balance sheet. The Company also consolidated both short term and long term notes payable and capital leases on the balance sheet

3.     Other Liabilities

Other accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following:

Other Accrued Liabilities at	March 31, 2008	December 31, 2007
Provision for anticipated loss	$ 452,568	$ 315,544
Warranty accrual	437,559	505,984
Customer deposits and other accruals	261,766	348,054
Employee accruals	179,047	125,000
Legal, royalty and customer accuals	67,480	125,664
Dividend (Series D-1 preferred stock)	66,304	76,475
Dividend (Series C preferred stock)	42,432	42,899
Deferred rent	37,483	37,483
Property and income tax accruals	24,112	30,993
Employee Stock Purchase Plan	11,732	24,672
Total other accrued liabilities	$ 1,580,483	$ 1,632,768

Other long term liabilities at December 31, 2007 and 2006 consisted of the following:

Long Term Other Liabilities at	March 31, 2008	December 31, 2007
Long term portion of deferred rent	$ 669,219	$ 643,168

a)     Building and Deferred Gain.

In January 2003, the Company sold its interest in its Poway, California headquarters facility.  The transaction included the sale of the land and building and a deferred gain was recorded.  In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities.  The Company's then chief executive officer provided a guaranty for the leaseback, for which guaranty is still in place.  The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term.  The deferred gain of $1.2 million is being amortized at the rate of $117,272 per year for ten years ending in January 2013.  As of March 31, 2008, the deferred gain was $0.6 million.  This amortization is included in the Company's non-operating income/(expenses) and totaled approximately $29,300 for both of the three months ended March 31, 2008 and 2007.

b)     Revolving Credit Facility.

On September 29, 2006, the Company entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the facility.  The Company may borrow against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or (b) $1.0 million, provided, however, that no more than $0.5 million of such eligible inventory may be in the form of work-in-process inventory.  There was no balance on this revolving credit facility at March 31, 2008 and December 31, 2007.

The facility bears interest at a rate equal to prime plus 2%. This rate increases or decreases on the date the Prime Rate adjusts.  Interest is payable monthly.  Interest is due on the first business day of each month from October 2006 through maturity.  The term of the facility is scheduled to end on September 29, 2009.  At inception, Laurus received, as a loan fee of 310,009 unregistered shares of the Company’s common stock valued at $0.35 million plus cash fees of $0.18 million. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and was expensed over the first year of the note.  Laurus received an additional 283,286 unregistered shares of the Company’s common stock valued at $0.2 million at the first anniversary of the facility.  The value of these shares was determined based on the average trading price for the stock during the preceding ten business days, which was $0.72 per share, and the expense will be amortized over the second year of the note.  The Company will issue additional restricted shares of its common stock worth, in the aggregate, $0.2 million to Laurus on the third anniversary date of the facility, if the facility remains in place.  The pricing of these additional shares will be based on the applicable preceding ten business day average trading price.

Laurus agreed that when it can resell the unregistered shares under Rule 144, its resale on any one day cannot exceed 10% of the daily trading volume. The 310,009 and 283,286 shares previously granted under this revolving credit facility, and referenced above, were subsequently registered for resale on a registration statement.  The facility is not convertible into any class of the Company’s securities at any time during its term.  In addition, Laurus is strictly prohibited from engaging in any short sales of the Company’s common stock during the term of the facility.

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

The Company paid Laurus’ legal fees and expenses in structuring the facility, conducting due diligence and escrow fees.  In addition, the Company paid a finder’s fee in the amount of $35,000 and paid Laurus a facility fee of 3.5%, or approximately $0.14 million, of the facility amount, which facility fee is being expensed over the life of the note.

4.     Stockholder's Equity - Preferred Stock, Common Stock, Warrants, and Options

Preferred Stock

a)     Series C Preferred Stock.

On August 25, 2004, the Company issued 250,000 shares of its Series C Non-Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), to Laurus for an aggregate purchase price of $2.5 million or $10.00 per share (the "Stated Value").  The Series C Preferred Stock was originally convertible into shares of the Company's common stock at a rate of $1.54 per share.  On September 21, 2007, the Company adjusted the fixed conversion price from $1.54 to $0.62 per share due to a common stock financing with OHB Technology AG and MT Aerospace AG.  The Company had not previously re-priced the Series C Preferred Stock when the Series D-1 Preferred Stock was issued and the June 2007 warrant offer to preferred stockholders was made due to Laurus’ participation in those transactions.  The Company has received verbal and written waivers from Laurus on these previous transactions.

The Company accrues quarterly, cumulative dividends on the Series C Preferred Stock at a rate of 6.85% per annum.  As of March 31, 2008 and 2007, the Company declared dividends payable of approximately $42,000 for each of the three month periods to the holders of its Series C Preferred Stock. These dividends are payable in cash or shares of common stock at the holder's option with the exception that dividends may be paid in shares of common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate.  Accrued dividends were paid in cash during 2007 and the first quarter of 2008.  On March 31, 2008, accrued but unpaid dividends were approximately $42,000; these accrued dividends were paid in cash in April 2008.

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

In conjunction with the Series C Preferred Shares, the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share. On March 7, 2008, Laurus transferred these warrants to PSource Structured Debt Limited a Guernsey limited liability company.  PSource is a publicly traded company on the London exchange that from time to time has purchased assets from Laurus and is not affiliated with Laurus.

b)     Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tailwind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital, (which has since transferred its preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund).  On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series D-1 Preferred Stock”), for an aggregate purchase price of $5.15 million, or $1,000 per share.  As of March 31, 2008, approximately 2,919 shares of Series D-1 Preferred Stock remain outstanding and approximately 2,231 shares of Series D-1 Preferred Stock had been repurchased through voluntary amortization, converted to the Company’s common stock or redeemed by investor request at a discount. In total, 75 shares of Series D-1 Preferred Stock were converted into 50,676 shares of the Company's common stock, 1,989 shares of Series D-1 Preferred Stock have been repaid through voluntary amortization, as provided for in the Securities Purchase Agreement, and 167 shares of Series D-1 Preferred Stock have been repurchased through an investor request at a 15% discount.  The Company also issued various warrants to these investors as described below.  The Company paid cash fees and expenses of approximately $119,000 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction.  The preferred shares are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter.  As of March 31, 2008, the Company had accrued Series D-1 dividends of approximately $66,000, which were paid in April 2008.

Certain warrants the Company issued to the Series D-1 investors at the closing entitled the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share.    On May 31, 2007, the Company offered to the holders of these warrants the opportunity to exercise the warrants at a specially reduced price to be calculated as 80% times the volume weighted average price (VWAP) of its common stock for the 20 trading days preceding the warrant holder’s acceptance of the offer. Although this written offer expired by its terms on June 15, 2007, the Company orally extended the offer to June 29, 2007 and Laurus accepted, exercising 500,000 of its 639,203 warrants of this series for $0.29 million cash.  The VWAP for the 20 trading days preceding June 29, 2007 was $0.725 per share making the strike price of the common stock warrant $0.58 which is 80% of the $0.725.  Due to a ratchet anti-dilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which includes 139,203 warrants still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms. The warrants are exercisable for five years following the date of grant. The warrants feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash. However, this right is available only if a registration statement or prospectus covering the shares subject to the warrant is not available.  The warrants will continue to have the anti-dilution provisions reducing the warrant exercise price, if the Company issues equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price, to such lower exercise price.

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

In connection with the Series D-1 Preferred Stock financing, Laurus consented to and waived certain contractual rights.  The Company paid Laurus Capital Management, L.L.C., the manager of Laurus Master Fund, an amount of $87,000 in connection with Laurus' delivery of the consent and waiver.

c)     Common Stock Options

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006.  For the three months ended March 31, 2008 and 2007, the Company expensed approximately $99,500 and $104,600 of stock option expenses due to SFAS 123(R).  The Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.  Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted.  The risk-free interest rate was estimated and ranged from 2.2% to 4.8%, expected volatility ranged from 57.6% to 90.8% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.

5.  Goodwill and Intangible Assets

In January, 2006, the Company completed the acquisition of Starsys Research Corporation by reverse triangular merger.  The Company initially set up the Goodwill at $12.2 million and later in 2006, reduced its Goodwill to $11.2 million by identifying approximately $1.0 million in fixed assets and intangible assets, which are being amortized over their estimated useful lives. The weighted average amortization period for these intangible assets is currently approximately 8 years.

6.     Other Assets

a)     Other Current Assets

Other current assets consist of a variety of prepaid and other cash advances for items which are expected to occur within the next year. The following is a listing of items that constitute the Company’s other current assets at March 31, 2008 and December 31, 2007.
Other Current Assets at	March 31, 2008	December 31, 2007
Financing fees	$ 318,759	$ 421,986
Software prepaid license	131,696	152,219
Insurance prepaid	55,944	27,585
Property tax prepayment	21,082	2,647
Rental prepaid short term	78,573	78,573
All other short term deposits	3,333	19,110
Total Other Current Assets	$ 609,387	$ 702,120

b)     Other Assets

Other assets consist of prepaid and other cash advances for items which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at March 31, 2008 and December 31, 2007.

Other Assets at	March 31, 2008	December 31, 2007
Louisville facility letter of credit	$ 541,259	$ 535,669
Deposits	334,874	339,683
Deferred expenses	155,536	169,920
Total Other Assets	$ 1,031,669	$ 1,045,272

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
SpaceDev, Inc., a Delaware corporation, together with our subsidiaries, (“SpaceDev,” “we,”  “us,” “our,” or “Company”), is a leading space technology company.  We are engaged in the conception, design, development, manufacture, integration, sale, and operation of space systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft.  We are currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.  We maintain our corporate headquarters in California and operating centers in California, Colorado and North Carolina and currently have approximately 170 full and part time employees.

During the first quarter of 2008, approximately 66% of our revenues were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 34% were generated from commercial contracts.  During the same period in 2007, approximately 84% of our net sales were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 16% was generated from commercial contracts.  Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our mission solutions, products, services and technologies. We are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.  However, international revenues have historically represented less than 5% of our total net sales and we are interested in exploring further international contract opportunities.  Our new and evolving relationship with OHB Technology AG and MT Aerospace AG may influence our decision and ability to operate in the international marketplace, as well as for them to operate in the United States government and civil marketplace.

During the first quarter of 2008, we submitted over 90 bids or proposals for government or commercial programs and continued our work with the United States Congress to identify directed funding for our programs.

Financing

Revolving Credit Facility

In September 2006, we entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the facility.  We are allowed to borrow against the revolving credit facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or, (b) $1.0 million, provided, however, that no more than $0.5 million of such eligible inventory may be in the form of work-in-process inventory. The balance on this revolving credit facility had a zero balance at March 31, 2008 and December 31, 2007.

The revolving credit facility bears interest at a rate equal to prime plus 2% and is payable monthly. The rate will be increased or decreased on the date the Prime Rate is adjusted.  Interest is due on the first business day of each month through maturity.  The term of the facility is scheduled to end on September 29, 2009.  At inception, Laurus received, as a loan fee, 310,009 unregistered shares of our common stock valued at $0.35 million plus cash fees of $175,000. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten (10) business days and the expense was amortized daily over the first year of the note. The cash loan fee is being amortized over 36 months.  In September 2007, Laurus became entitled to an additional 283,286 shares, valued at $0.2 million upon the first anniversary of the facility.  This $0.2 million is being amortized over twelve months.  We will issue additional restricted shares of our common stock worth, in the aggregate, $0.2 million to Laurus in September 2008, if the facility remains in place.  The pricing of these additional shares will be based on the applicable preceding ten (10) business day average trading price.  The facility is not convertible into any class of our securities.

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

Selection of Significant Contracts

In June 2002, Starsys Research Corporation was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two large spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  In addition to eight flight unit deliveries per large spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007 and was part of our acquisition of Starsys Research Corporation on January 31, 2006.  We recorded revenues from this contract during the first three months of 2008 and from February 1, 2006 through December 31, 2007 of approximately $0.1 million and $4.3 million, respectively.  We experienced significant cost overruns on this contract.  Prior to our merger, the contract was modified to add an additional $1.7 million.  After the merger, we negotiated contract modifications in both the timing of payments and in the amount of additional contract consideration of up to $1.0 million based on the achievement of specific milestones.  Of the additional possible $1.0 million, we achieved milestones entitling us to the majority of the incentive payments, which will partially mitigate the impact of significant cost, scope and requirement changes and overruns.  Since we were successful in achieving our performance targets, we defrayed some of our cost overruns.  We completed this program during the first quarter of 2008 and the total contract value of $9.8 million has been recognized.

In March 2004, we were awarded a five-year, cost-plus fixed-fee indefinite delivery/indefinite quantity contract for up to approximately $43 million to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency.  The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology.  This overall contract proceeded under a phased approach.  The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, completed in September 2004, and resulted in a general mission and microsatellite design.  The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006.  Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006.  Task Order III, the first of several task orders expected during the third phase, was awarded in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and was successfully completed in June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006.  Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007.  On April 12, 2007, we finalized a contract modification to Task Order IV with the Missile Defense Agency.  The main content of the change was to: 1) extend the period of performance from June 15, 2007 to September 30, 2007 and subsequently to March 31, 2008, at no additional cost to the government; 2) increase the funding ceiling from approximately $4.5 million to approximately $9.0 million; 3) provide approximately $1.6 million in funding toward the increased ceiling; and 4) change the statement of work to reflect the delivery of one microsatellite.  On May 11, 2007 the remaining $2.9 million in funding was provided to fully fund the $9.0 million task order.  We were informed that there was no Government Fiscal Year 2008 funds available from the Missile Defense Agency to support our microsatellite distributed sensing experiment beyond the funds described above.  We have been working with the Missile Defense Agency and other government agencies for additional funding support.  Government contract funds from the Missile Defense Agency from Government Fiscal Year 2007 were not exhausted by December 31, 2007 and were used to cover anticipated phase completion costs through January 2008.  In January 2008, we arranged for another government agency, the Department of Defense Operationally Responsive Space, to fund our continued development through their new Jumpstart Mission.  Jumpstart is a multi-pronged effort that will fly a responsive payload on a SpaceX Falcon 1 Flight 003 mission, currently scheduled for a June 2008 launch from Kwajalein Atoll in the Marshall Islands. Task Order IV was amended to include the Jumpstart Mission, adding an additional $3.5 million in funding on a fixed price task order. (See Risk Factors: “Some of our government contracts, including our large Missile Defense Agency contract, are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded” and “A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by the customer.) We recognized revenues of approximately $1.7 million under this contract during the first three month of 2008, and $23.6 million under this contract from inception through March 31, 2008.

In January 2005, we were awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor, Scan Mirror Motor/Encoder Assembly.  The Aerosol Polarimetry Sensor instrument is slated to fly on the NASA Glory mission.  The Aerosol Polarimetry Sensor instrument is also a prime candidate for a secondary payload on National Polar-orbiting Operational Environmental Satellite System (NPOESS).  The Scan Mirror Motor/Encoder Assembly consists of low ripple, precision brushless DC motor and optical encoder assembly.  The program consists of a development unit, engineering unit, qualification/life test unit, and flight units. This contract was awarded as a cost-plus fixed-fee contract at a value of $2.5 million.  In July 2006, the contract was modified to add approximately $2.5 million with incremental funding bringing the contract value to $5.0 million and extended the period of performance to March 2009.  We continue to receive incremental funding and as of March 31, 2008 the contract value is approximately 5.5 million.  We recorded revenues from this contract during the first three months of 2008 and from February 1, 2006 through December 31, 2007 of approximately $0.5 million and $3.4 million, respectively.

In February 2006, the Air Force Research Laboratory awarded us two deployable boom technology contracts for advance research and development of a self-deployed articulated boom for approximately $1.0 million and a jack screw deployed boom for approximately $1.5 million.  We recorded revenues from this contract during the first three months of 2008 and from February 2006 through December 31, 2007 of approximately $0.1 million and $2.3 million, respectively.

In June 2006, Lockheed Martin Commercial Space Systems awarded us a firm fixed price contract for the design and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System.  The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies.  Options are included for additional gimbals supporting three additional large spacecraft.  The contract will include the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals and solar array deployment hinges that we have previously provided for the A-2100 bus.  The contract value for the initial award was $1.8 million; however, if all options are exercised, the total contract value could exceed $6.0 million.  The current value of this contract is approximately $4.3 million.  We recognized no revenues from this contract during the first three months of 2008 and from June 2006 through December 31, 2007 we recorded approximately $1.8 million in revenue.  We are currently working with the customer for possible additional contract modifications to this program.

In July 2006, we were awarded a contract from the Air Force Research Laboratories in support of a Broad Agency Announcement. This contract allows tasks to be identified, approved, and funded to develop innovative technologies in the field of deployable structures for spaceflight applications. The current contract value is $1.8 million.  Future funding will be available in the amount of $1.1 million from General Dynamics C4 Systems to design and deliver upon task approval. Deployable structures are designed to enable the placement of large payloads within the constrained volume of the launch vehicle and then to deploy, or erect, a larger system once the satellite or vehicle is no longer constrained by the enclosed volume of the launch vehicle fairing. The development efforts to date have focused on deployable antennae for commercial applications, large systems for a variety of radio frequency missions, and deployable optical systems. Several of these efforts have resulted in securing customer funding from potential missions to further design and/or analyses in evaluating the potential application of the SDI deployable structure technologies.  We recorded revenues from this contract during the first three months of 2008 and from July 2006 through December 31, 2007 of approximately $0.2 million and $0.4 million, respectively.

In August 2006, we were awarded a government firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.6 million.  The Lunar Reconnaissance Orbiter mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program. The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanisms to align the downlink antenna for communication with earth.  We are to provide these actuators for the large spacecraft along with the electronics to control them.  A total of seven actuators and five control electronics assemblies will be delivered under the contract.  We recorded revenues from this contract during the first three months of 2008 and from August 2006 through December 31, 2007 of approximately $0.3 million and $5.8 million, respectively.

In August and November 2006, we were awarded two contracts to provide hardware for the H-II Transfer Vehicle for Ishikawa Aerospace and JAXA, the Japanese Space Agency.  The H-II Transfer Vehicle will provide servicing missions to deliver supplies to the International Space Station.  These contracts were obtained as follow-on to a prior development contract started in 2002.  The total value of these two contracts is $1.2 million. JAXA is continuing to market supply missions which may result in further contract growth to this award.  We recorded revenues from this contract during the first three months of 2008 and from August 1, 2006 through December 31, 2007 of approximately $32,000 and $1.1 million, respectively.

In January 2007, in partnership with the University of Colorado Laboratory for Space Physics, we were awarded a $0.75 million contract from the Missile Defense Agency to design and develop a non-sticking cover seal system for the Exo-atmospheric Kill Vehicle program, which is the kill vehicle component of the Ground Based Interceptor (the weapon element of the Ground-based Midcourse Defense System program).  The contract was awarded under the Small Business Technology Transfer Program that provides research funding for partnerships between industry and non-profit research institutions.  We recorded revenues from this contract during the first three months of 2008 and from inception through December 31, 2007 of approximately $0.1 million and $0.4 million, respectively.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission.  In 2007, this contract was modified to a value of approximately $1.9 million, and in 2008, we received an additional contract modification bringing the total contract value today to approximately $2.9 million.  We will develop and deliver electromechanical Descent Brake dampers.  The contract period of performance is approximately 18 months.  NASA’s Mars Science Laboratory mission will deliver a 1,800-pound rover to the surface of Mars in 2010.  Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25-foot long bridle cord.  A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.  We recorded revenues from this contract during the first three months of 2008 and from inception through December 31, 2007 of approximately $0.5 million and $1.9 million, respectively.

In February 2007, we were awarded a contract valued at $1.5 million from Space Systems/Loral to deliver cell shorting devices for their communication satellite battery systems. We are now working on the assembly and test of the first 100-unit delivery. This is a follow-on contract for these devices that were originally developed under a previous contract and flight units have been in production since 2001. The Space Systems/Loral communications satellite platform is currently the leading seller among U.S. satellite platforms for commercial communications.  The cell shorting devices provide autonomous shorting or override of cells in the event that a cell fails. This preserves the battery system operation and performance at the best possible levels in the event of a cell failure.  We recorded revenues from this contract during the first three months of 2008 and from inception through December 31, 2007 of approximately $0.5 million and $0.6 million, respectively.

In March 2007, we received a follow-on order from Ball Aerospace and Technology Corporation for solar array rotational drive assemblies and drive control electronics for the Digital Globe WorldView-2 satellite program. The value of the order is approximately $1.3 million increasing the total contract value to $2.5 million.  The Starsys Quiet Array Drive Micro-Stepping motion control technology will be utilized on the Ball Aerospace BCP 2000 platform, which will articulate each of the two solar arrays for alignment with the sun. The WorldView-2 satellite is scheduled to be ready for launch in late 2008 and is expected to expand the capabilities of DigitalGlobe’s world imaging portfolio. We recorded revenues from this contract during the first three months of 2008 and from inception through December 31, 2007 of approximately $0.1 million and $1.9 million, respectively.

In September 2007, we were awarded a cost reimbursable design and development contract with the Defense Advanced Research Projects Agency to develop a Solar Thermal Propulsion demonstration article as a subsystem of a small satellite that is intended to enable the first Solar Thermal Propulsion flight experiment.  The program consists of a six-month Base Program culminating in a Critical Design Review, followed by a six-month option culminating in a Solar Thermal Propulsion demonstration.  The award of the option is contingent on the Defense Advanced Research Projects Agency’s evaluation of the research results of the Base Program against a set of Go and No-Go criteria.  The contract value for the initial Base Program is $3.8 million. However, if the option is exercised, the total contract value would be $7.3 million.  We recorded revenues from this contract during the first three months of 2008 and from inception through December 31, 2007 of approximately $2.0 million and $1.2 million, respectively.

Results of Operations

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

Three Months Ended March 31, 2008 -vs.- Three Months Ended March 31, 2007

During the three months ended March 31, 2008, we had net sales of approximately $10.3 million as compared to net sales of approximately $9.1 million for the same three month period in 2007, an increase of approximately 14%.  Sales increased primarily due to the growth of our non-government sector programs.  Revenue for the three months ended March 31, 2008 from government and government related work was approximately $6.8 million, or 66% of net sales, and revenue from commercial customers was approximately $3.5 million, or 34% of net sales.  In comparison, in the three months ended March 31, 2007, revenue from government and government related work was approximately $7.6 million, or 84% of net sales, and revenue from commercial customers was approximately $1.5 million, or 16% of net sales.

For the three months ended March 31, 2008, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $8.0 million, or 77% of net sales, as compared to approximately $7.0 million, or 77% of net sales, during the same period in 2007.  The increase in cost of sales is primarily related to our higher revenues.  We continue to focus efforts on managing our growth including but not limited to recruiting new talented engineers, developing and acquiring project management skills and creating or expanding systems to assist in the efficient and effective management of our projects.

We experienced an increase of approximately $0.4 million, or 4% of net sales, in operating expenses for the three month period ended March 31, 2008, compared to the same period in 2007.  Total operating expenses as a percentage of net sales increased from 21% for the three months ended March 31, 2007 to 22% for the three months ended March 31, 2008.  The following are the components of our operating expenses:

•
General and administrative expenses increased approximately $0.2 million from approximately $1.2 million for the three months ended March 31, 2007 to approximately $1.4 million for the same three month period in 2008.  The increase can be attributed to the overall continued growth of the company, including but not limited to bringing on additional key personal at the corporate level.  General and administrative expenses as a percentage of total net sales remained relatively consistent at 14% between 2007 and 2008.

•
Research and development expenses increased to approximately $0.3 million, or 3% of net sales, for the three months ended March 31, 2008, from approximately $39,000 of net sales, during the same period in 2007.  This increase of internally funded research and development was focused on programs to enhance our satellite capabilities, including but not limited to our in house development of guidance and navigational control systems and small satellite production.

•
Marketing and sales expenses increased to approximately $0.6 million, or 6% of net sales, for the three months ended March 31, 2008, from approximately $0.6 million, or 7% of net sales, during the same period in 2007.  The increase was mainly due to an increase in our bid and proposal efforts.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated and ranged from 2.2% to 4.8%, expected volatility ranged from 57.6% to 90.8% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  The total expense for the three months ended March 31, 2008 and 2007 was approximately $0.1 million and $0.1 million, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
We recorded loan fees related to our revolving credit facility as well as other fund financing activities of approximately $49,000 and $86,000 for three months ended March 31, 2008 and 2007, respectively.  We issued 310,009 shares of our common stock, valued at $0.35 million, to Laurus in September 2006 for revolving credit facility loan fees, which we amortized over the initial 12 months, plus cash fees of $175,000, which we are amortizing over 36 months.  We further issued 283,286 shares of our common stock, valued at $0.2 million, to Laurus in September 2007 for revolving credit facility loan fees, which we are amortizing from October 2007 through September 2008.

•
Interest expense for the three months ended March 31, 2008 and 2007 was approximately $18,000 and $75,000, respectively.  The decrease was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not utilize the revolving line of credit during in 2008.  We generated interest and other income in the three months ended March 31, 2008 and 2007 of approximately $38,000 and $21,000, respectively, based on the levels of our cash balances in each period.

•
We recognized approximately $29,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the three month periods ended March 31, 2008 and 2007, and we will continue to amortize the remaining deferred gain of approximately $0.6 million into non-operating income over the remainder of the leaseback period, which expires in January 2013.

During the three months ended March 31, 2008, we generated net income of approximately $57,000, or 0.6% of net sales, despite recognizing approximately $0.1 million in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $0.1 million, or 1.2% of net sales, for the same three month period in 2007, which also included approximately $0.1 million in non-cash charges related to expensing stock options under  SFAS 123(R).  During the three months ended March 31, 2008, we had adjusted earnings before interest, taxes, depreciation and amortization, loan fees on our revolving facility, stock option expense, and gain sale, or Adjusted EBITDA, of approximately $0.5 million, or 5% of net sales, compared to approximately $0.6 million, or 7% of net sales for the three months ended March 31, 2007.

The following table reconciles Adjusted EBITDA to net income for the three months ended March 31, 2008 and 2007:

For the three months ended	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Net Income	$ 57,270	$ 109,263
Interest Income	(37,583)	(20,956)
Interest Expense	17,979	75,358
Provision for Income Taxes	307	800
Depreciation and Amortization	335,174	316,238
Loan Fees on Revolving Credit Facility	49,315	86,301
Stock Option Expense	99,536	104,619
Gain on Building Sale	(29,317)	(29,318)
Adjusted EBITDA	$ 492,681	$ 642,305
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

Adjusted EBITDA should not be viewed in isolation and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.  Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures. Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, contractual commitments, interest payments, income tax payments and debt service requirements.  There are material limitations associated with making the adjustments to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure.  For instance, Adjusted EBITDA does not include:  1) interest expense, and because we may borrow money to finance our operations, interest expense is a necessary element of our costs;  2) depreciation and amortization expense, and because we use tangible and intangible capital assets, depreciation and amortization expense is a necessary element of our costs; and,  3) income tax expense, and despite our prospective tax loss carry forwards, because the payment of income taxes is part of our operations, income tax expense is a necessary element of our costs.  Since not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

Cash Flows for Three Months Ended March 31, 2008 -vs.- Three Months Ended March 31, 2007

Net decrease in cash during the three months ended March 31, 2008 was approximately $1.8 million compared to a cash increase of $2.1 million for the same three month period in 2007, primarily due to the use of cash to fund working capital in 2008.  By contrast, we took approximately $2.6 million of cash advances on our revolving credit facility in the first quarter of 2007 to fund operations.  In 2008, working capital funded government accounts receivable that are expected to be collected in the second quarter of 2008.  Net cash used in operating activities totaled approximately $1.3 million for the three months ended March 31, 2008, a decrease of approximately $1.5 million, as compared to approximately $0.2 million provided by operating activities during the same three month period in 2007.  The decrease was primarily due to our need to use our cash to fund current operations as we concluded historical loss programs such as the Northrop Grumman  Space Technologies contract, as well as to fund operations while we transitioned our Missile Defense Agency contract to the Operationally Responsive Space office.

Net cash used in investing activities totaled approximately $0.1 million for the three months ended March 31, 2008, compared to approximately $0.3 million over those used in investing activities during the same three month period in 2007.  The decrease was due to a decline in fixed assets being purchased in the first three months of 2008 compared to the first three months of 2007.

Net cash used in financing activities totaled approximately $0.4 million for the three months ended March 31, 2008, which is a decrease of over $2.6 million from approximately $2.2 million provided by financing activities during the same three months in 2007.  This is primarily attributable to the use of our revolving credit facility in 2007 to fund operations of approximately $2.6 million versus no use on the facility in the first three months of 2008.

At March 31, 2008, our cash, which included cash reserves and cash available for investment, was approximately $4.7 million, as compared to approximately $3.5 million at March 31, 2007, a increase of approximately $1.2 million.  At March 31, 2008, our working capital ratio was 1.2:1 versus 1.1:1 for the same period in 2007.

Our backlog was approximately $30.5 million at March 31, 2008, compared to approximately $29 million at December 31, 2007.  Our backlog consists of contracted and contract-in-process business.  Our contracted business is the estimated value of contracts for which we are authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized.  Contracted business fluctuates due to a variety of events, including but not limited to the timing of awards.  Contracts-in-process business are situations where we have been informed that our bids on new contract work have been accepted, but due to issues, such as: delays in the adoption of the U.S. Government budget; changes in program budgets; and, finalization of mutually acceptable contract terms and conditions, these contract opportunities have not been admitted into our backlog.  Our contracted business was approximately $17.5 million and $16 million at March 31, 2008 and December 31, 2007, respectively.  Our contract-in-process business was approximately $13 million at March 31, 2008 and December 31, 2007.

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

Recent Accounting Pronouncements

There were no recent Accounting Pronouncements that affected the Company during the first quarter of 2008.  For past pronouncements, please refer to our Form 10-KSB filed on March 28, 2008.

Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

Risks Related to our Company

We have experienced losses from operations in prior periods and have been required to seek additional financing to support our businesses.

In prior years, we have experienced operating losses and, in some periods, revenue from operations has not been sufficient to fund our operations.  Assuming our merger with Starsys Research Corporation had occurred on January 1, 2006, on a pro forma basis, we would have had revenue of approximately $35 million and $32 million, with a profit from operations of approximately $0.1 million and a net loss from operations of approximately $1.0 million and $2.9 million for the years ended December 31, 2007, and 2006, respectively.  Our combined company had revenue of approximately $10.3 million and $9.0 million and net income from operations of approximately $57,000 and $121,000 for the three months ended March 31, 2008 and 2007, respectively.  In addition, our operating activities have been using cash rather than providing cash.  The success of our Company depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to price fixed price contracts accurately, to attract and successfully complete additional government and commercial contracts, and possibly to obtain additional financing.  The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

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

Our size is determined by revenues, work force and capabilities. As a small company, our ability to compete successfully for a large amount of desirable business may be limited because customers perceive that larger suppliers are more dependable, have the resources to successfully execute larger programs and, therefore, are more stable.  Yet, if we cannot win such business, it may be difficult for us to rapidly grow our business through organic growth.  Prime contracts in our industry may be large in dollar amount and critical to national interests. As a practical matter, smaller companies are at a disadvantage when competing to be awarded such large contracts as the prime contractor, due to customer perception that larger companies might be more stable. For this purpose, we would currently be considered a "smaller company."

Some of our government contracts are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded.

Some of our government contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason.  Accordingly, the entire contract amount may not be realized by us.  In the event that subsequent phases of some of our government contracts are not awarded to us, or if they are awarded to us but not fully funded, it could have a material adverse effect on our financial position and results of operations.  We were informed in 2007 that there were not going to be any GFY 2008 funds from the Missile Defense Agency to support our microsatellite distributed sensing experiment.  We have been working with the Missile Defense Agency and other government agencies for additional funding support.  Government contract funds from the Missile Defense Agency from GFY 2007 were not exhausted by December 31, 2007 and were used to cover anticipated phase completion costs through January 2008.  In early 2008, we were notified that the Department of Defense Operationally Responsive Space Office would be funding this program though at least May 2008 with a possible extension that may lead to a launch of this experimental satellite.  We also anticipate funding for other small satellite projects; however there can be no assurance that funding will be available after May 2008, and if available, sufficient to fund any specific small satellite activities.

We provide our products and services primarily through fixed price and cost-plus- fixed-fee contracts. We have experienced significant losses on fixed price contracts, especially those requiring significant development. Cost overruns may result in further losses and, could impair our liquidity position.

Under fixed price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts, unless we can obtain voluntary relief from our customer, which relief (or additional consideration) cannot be assured. Although we have taken significant steps to try to limit our risk on fixed price contracts going forward, we have historically experienced significant cost overruns on development projects under fixed price contracts, resulting in estimated losses on contracts before application of any management reserves of approximately $0.5 million at March 31, 2008 and approximately $0.3 million at December 31, 2007.  For example, we experienced significant cost overruns in 2007 on a sizable subcontract with Northrop Grumman Space Technology and are experiencing cost overruns in 2008 on a contract with Lockheed Martin.  Although we anticipate contract modifications to cover overruns, there can be no assurance that such contract modifications will be successfully negotiated or, if negotiated, sufficient to cover our expended costs.  These costs significantly affected our gross margin and impaired our liquidity position and operations.

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

The integration of Starsys Research Corporation into SpaceDev is still ongoing and may cause inefficiencies and additional expense, if it is not completed in an efficient manner. If this integration effort is not successful, our results of operations could be affected and we may not achieve the synergies or benefits we anticipated.  We may encounter difficulties, costs, and delays involved in integrating our operations, including but not limited to the following:

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

Our concentration of government work makes us susceptible to government budget cuts and policy changes, which may impact the award of new contracts or future phases of existing contracts.  Government budgets (both in general and as to space and defense projects) are subject to the prevailing political climate, which is subject to change at any time, and particularly when a new presidential administration comes into office.  Additionally, awarded contracts could be altered or terminated before we recognize our projected revenue. Many contracts are awarded in phases where future phases are not guaranteed to us.  For example, in 2007, we were informed by the Missile Defense Agency that there were no Government Fiscal Year 2008 funds available to support our microsatellite distributed sensing experiment and in 2008, delays in government budget appropriations may delay the award or start date of current funded programs.  In addition, obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

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

As of March 31, 2008, we have outstanding non-stock-option derivative securities which could obligate us to issue 7,916,994 shares of our common stock, of which 1,922,138 underlie outstanding warrants and 5,994,856 are issuable upon conversion of our outstanding Series C and Series D-1 preferred stock.  In addition, as of March 31, 2008, we had outstanding stock options to purchase an aggregate of 10,608,410 shares of our common stock, of which 8,429,171 are currently vested.  The total number of shares issuable upon the exercise or conversion of vested warrants, options and preferred stock (16,346,165 shares as of March 31, 2008) represents approximately 38% of our issued and outstanding shares of common stock as of March 31, 2008.

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

Many of our mission solutions, products, services and technologies are currently in various stages of development.  Further development and testing of our products and technologies will be required to prove additional performance capability beyond current levels and to confirm commercial viability.  Additionally, the final cost of development cannot be determined until development is complete.  Most of our development work is in fact performed under contracts from our customers.  In the past, we have contracted to execute development programs under fixed price contracts.  Under these contracts, even if our costs begin to exceed the amount to be paid by the customer under the contract, we are required to complete the contract without receiving any additional payments from our customer.  It is difficult to accurately predict the total cost of executing these programs.  If the costs to complete these programs significantly exceed the payments from our customers under the contracts, our results of operations will be harmed. These contracts are inherently risky, and in the past have had material adverse effects to us.  We intend to significantly reduce our acceptance of this sort of contract. This may limit our opportunity to develop products at a customer's expense.

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

The demand for all space-related goods and services in general, and for our mission solutions, products, services and technologies in particular, is uncertain and we may not obtain a sufficient market share to sustain our business or to increase profitability. Our business plan assumes that near-term revenues will be generated largely from government contracts for our mission solutions, including, but not limited to, small satellites and electromechanical systems for spacecraft.  A long-term commercial market may not develop for private manned and unmanned space exploration.  Small satellites and commercial space exploration are still relatively new concepts, and it is difficult to accurately predict the ultimate size of the market. In addition, we are working to develop new ways to enhance our mission solutions, such as large deployable structures, solar array drives, slip rings, precision scanning assemblies for spacecraft, and now services such as turnkey launch solutions.  Many of our products and services are new and unproven, and the true level of customer demand is uncertain. Lack of significant market acceptance of our mission solutions, products, services and technologies, delays in such acceptance, or failure of our markets to develop or grow could negatively affect our business, financial condition, and results of operations.

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

In addition to many other risks involving our business, until we develop our own launch vehicle, we may be dependent on the performance of third party companies like United Launch Alliance (ULA), a large company, or Space Exploration Technologies (Space-X), a small company with limited operating history, which has not yet had a successful launch.

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

Our success will be dependent upon the efforts of key members of our management and engineering team, including our Chairman and Chief Executive Officer, Mark N. Sirangelo, our President and Chief Financial Officer, Richard B. Slansky, and certain other key personnel.  The loss of either of these persons, or other key employees, including personnel with security clearances required for classified work and highly skilled technicians and engineers, could have a material adverse effect on us.  Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel.  The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us.  At this time, we do not maintain key man life insurance on any of our personnel.

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

We purchase a significant percentage of our product components and subassemblies from third parties. If our subcontractors fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them or identifying qualified replacements in a timely or cost effective manner.  As a result, we may experience performance delays that could result in additional program costs, contract termination for default, or damage to our customer relationships which may cause our revenues, profitability, and cash flow to decline.  In addition, negative publicity from any failure of one of our missions, products or sub-systems as a result of a supplier failure could damage our reputation and prevent us from winning new contracts.

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

In September 2007, we sold to OHB Technology AG, a leading German space technology company, and MT Aerospace AG, a subsidiary of OHB Technology AG and an established supplier in the aeronautic, aerospace and defense sectors, common stock amounting to 19% of our then total outstanding shares.  In December 2007, after an additional investment by Loeb Partners, a New York based investment firm, we sold additional shares of our common stock to OHB Technology AG and MT Aerospace AG, when they exercised their pre-emptive rights to maintain 19% ownership of our total outstanding shares.  Because they are foreign companies, we could possibly be at risk of losing new and ongoing business if we do not have the proper procedures in place to delineate and inform employees and visitors, and also stockholders like OHB, regarding our controls necessary to ensure that no transfer of classified defense information or controlled unclassified information occurs unless authorized.

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

As of March 31, 2008, our Executive Officers and Directors together beneficially owned approximately 33.9% of the issued and outstanding shares of our common stock.  (Note: The beneficial ownership calculations are different from a straight percentage of outstanding ownership calculation.  The beneficial ownership calculation takes into consideration derivative securities, such as stock options and warrants, which are vested or will vest within 60 days from March 31, 2008.  These additional securities are deemed to be outstanding for the purpose of computing the percentage of common stock owned in this table, but are not deemed outstanding for the purpose of computing the percentage owned). OHB Technology AG and MT Aerospace AG collectively beneficially own approximately 18.8% of our common stock.  James W. Benson and Susan C. Benson beneficially own approximately 16.7% of our common stock.  (Mr. Benson separated from our employ in September 2006 but retains a seat on our Board of Directors.)  Loeb Partners Corporation owns approximately 11.3% of our common stock.  As a result, Executive Officers, Directors and/or significant stockholders (i.e., OHB Technology AG, MT Aerospace AG, Loeb Partners and/or the Bensons) could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving us.  Our foreign stockholders are contractually limited for a period of two years from their stock purchase date and Loeb Partners is contractually limited for a period of one year from their stock purchase date in their ability to exert significant influence over us by voting of shares.  Also, through control of the Board of Directors and voting power, our Officers and Directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.  In addition, the concentration of voting power in the hands of those individuals and entities could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders.  A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and any stock exchange on which our stock may be listed in the future. These laws, rules and regulations, which are already known to be burdensome and costly, continue to evolve and may become increasingly stringent in the future. In particular, we are required to include a management report on internal control over financial reporting as part of our Form 10-KSB annual report filed March 28, 2008 (and future annual and quarterly reports) pursuant to Section 404 of the Sarbanes-Oxley Act.  We are continually evaluating our internal controls and processes to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act.  We cannot assure you that we will be able to fully maintain compliance with these laws, rules and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules, and regulations, may be viewed negatively by investors and could materially adversely affect our reputation, financial condition, and the value of our securities.

The terms of our outstanding shares of preferred stock, and any shares of preferred stock issued in the future, may reduce the value of your common stock.

We have up to 10,000,000 shares of authorized preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Preferred Stock and approximately 2,919 shares of our Series D-1 Preferred Stock, as of March 31, 2008.  Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect the rights of stockholders or reduce the value of common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.  Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

Our available secured debt financing is expensive and carries restrictive conditions.

On September 29, 2006, we entered into a secured revolving credit facility with Laurus Master Fund.  Although the maximum size of the facility is $5.0 million, actual borrowings are limited by a formula based on our eligible accounts receivable and eligible inventory.  We currently have nothing drawn on the revolving credit facility. We paid a loan fee at inception in the form of 310,009 shares of common stock valued at $0.35 million, plus a cash loan fee.  On September 30, 2007, we issued an additional 283,286 restricted shares to Laurus, equivalent to a $0.2 million fee upon the first anniversary of the facility.  In addition, we will be required to pay Laurus an additional loan fee in the form of common stock valued at $0.2 million on September 29, 2008, the second anniversary date of the facility, if the facility remains in place. Any outstanding balance on the facility bears interest at a floating rate of prime plus 2%, and the maximum life of the facility is three years.  The facility is collateralized by substantially all of our assets.  The facility contains certain default provisions.  In the event of a default by us, we will be required to pay an additional fee per month until the default is cured.  Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default.

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

ITEM 4A(T).  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpaceDev, Inc.
Registrant

Dated:  May 9, 2008                                                                           By:  /s/ Mark N. Sirangelo
Mark N. Sirangelo
Chief Executive Officer

Dated:  May 9, 2008                                                                           By:  /s/ Richard B. Slansky
Richard B. Slansky
President & Chief Financial Officer