Form 10-Q
period 2008-06-30
SPACEDEV, INC.
filed 2008-08-14
CIK 1031833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________________  to ______________________________

Commission File Number     000-28947    .

SpaceDev, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1374613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
13855 Stowe Drive, Poway, California 92064
(Address of principal executive offices)

(Registrant 's telephone number, including area code)   (858) 375-2000.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,451,963 shares of the registrant’s voting common stock were outstanding on August 06, 2008.

SPACEDEV, INC.
FORM 10-Q
For The Six Months Ended June 30, 2008

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash	$5,457,882	$6,521,003
Accounts receivable, net (Note 2(d))	5,038,167	5,019,600
Costs in excess of billings (Note 2(b))	1,171,855	1,413,685
Inventory (Note 2(b))	1,230,958	1,006,229
Other current assets (Note 6(a))	521,118	702,120
Total Current Assets	13,419,980	14,662,637
Fixed Assets - Net	4,537,298	4,420,020
Intangible Assets	680,088	746,392
Goodwill (Note 5)	11,233,665	11,233,665
Other Assets (Note 6(b))	1,039,134	1,045,272
Total Assets	$30,910,165	$32,107,986
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses (Note 3(a))	$671,031	$1,491,116
Current portion of notes payable and capitalized lease obligations	158,176	162,885
Accrued payroll, vacation and related taxes	1,537,230	1,424,462
Billings in excess of costs (Note 2(a))	2,135,076	2,463,366
Other accrued liabilities (Note 2(a) and 3)	1,721,691	1,632,768
Total Current Liabilities	6,223,204	7,174,597
Notes Payable and Capitalized Lease Obligations, Less Current Maturities	578,797	343,621
Deferred Gain - Assets held for sale (Notes 3(a))	537,497	596,133
Other Long Term Liabilities (Note 3)	683,651	643,168
Total Liabilities	8,023,149	8,757,519
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, and 250,835 and 251,659 shares issued and outstanding, respectively (Note 4)
Series C Convertible preferred stock (Note 4(a))	248	248
Series D-1 Convertible preferred stock (Note 4(b))	3	3
Common stock, $0.0001 par value; 100,000,000 shares authorized, and 42,528,630 and 42,306,871 shares issued and outstanding, respectively (Note 4)	4,247	4,231
Additional paid-in capital	39,968,281	40,441,249
Accumulated deficit	(17,085,763)	(17,095,264)
Total Stockholders’ Equity	22,887,016	23,350,467
Total Liabilities and Stockholders' Equity	$30,910,165	$32,107,986
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended				Six Months Ended
June 30,	2008	%	2007	%	2008	%	2007	%
Net Sales	$8,890,370	100.0%	$8,647,568	100.0%	$19,219,365	100.0%	$17,704,616	100.0%
Total Cost of Sales*	6,796,559	76.4%	6,151,468	71.1%	14,759,704	76.8%	13,117,539	74.1%
Gross Margin	2,093,811	23.6%	2,496,100	28.9%	4,459,661	23.2%	4,587,077	25.9%
Operating Expenses
Marketing and sales	819,306	9.2%	806,262	9.3%	1,459,805	7.6%	1,392,876	7.9%
Research and development	194,918	2.2%	123,795	1.4%	453,467	2.4%	163,155	0.9%
General and administrative	899,463	10.1%	1,413,015	16.3%	2,308,293	12.0%	2,656,570	15.0%
Total Operating Expenses*	1,913,687	21.5%	2,343,072	27.1%	4,221,565	22.0%	4,212,601	23.8%
Income from Operations	180,124	2.0%	153,028	1.8%	238,096	1.2%	374,476	2.1%
Non-Operating Income/(Expense)
Interest and other income	23,188	0.3%	10,023	0.1%	60,771	0.3%	30,979	0.2%
Interest and other expense	(24,532)	-0.3%	(57,956)	-0.7%	(42,511)	-0.2%	(133,313)	-0.8%
Gain on building sale (Note 3(a))	29,318	-0.6%	29,318	0.3%	58,635	0.3%	58,636	0.3%
Loan fee (Note 3(b))	(49,863)	0.3%	(87,261)	-1.0%	(99,177)	-0.5%	(173,562)	-1.0%
Total Non-Operating Income/(Expense)	(21,889)	-0.2%	(105,876)	-1.2%	(22,282)	-0.1%	(217,260)	-1.2%
Income Before Taxes	158,235	1.8%	47,152	0.5%	215,814	1.1%	157,216	0.9%
Income tax provision	(10,909)	-0.1%	-	0.0%	(11,216)	-0.1%	(800)	0.0%
Net Income	$147,326	1.7%	$47,152	0.5%	$204,598	1.1%	$156,416	0.9%

Net Income	147,326		47,152		204,598		156,416
Less Preferred dividend payments	(86,411)		(138,866)		(195,098)		(282,633)
Net Income (Loss) Available to Common Stockholders	60,915		(91,714)		9,500		(126,217)
Net Income Per Share:	$0.00		$0.00		$0.00		$0.00
Weighted-Average Shares Outstanding	42,523,341		29,643,246		42,483,783		29,606,975
Fully Diluted Net Income (Loss) Per Share:	$0.00		$0.00		$0.00		$0.00
Fully Diluted Weighted-Average Shares Outstanding	43,002,233		29,643,246		43,572,369		29,606,975

* The following table shows how the Company's stock option expense would be allocated to all expenses.
Cost of sales	$60,744		$35,999		$129,511		$77,372
Marketing and sales	3,707		19,676		12,058		33,328
Research and development	-		-		-		-
General and administrative	92,441		51,810		114,859		101,403
Total Non-Cash Stock Option Expense	$156,892		$107,484		$256,428		$212,103
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Unaudited)

Six Months Ended June 30,	2008	2007
Cash Flows From Operating Activities
Net income	$204,598	$156,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675,710	592,916
Gain on disposal of building sale	(58,636)	(58,636)
Stock option expense	256,428	212,103
Non-cash loan fee	99,177	173,562
Change in operating assets and liabilities	(790,922)	(728,640)
Net Cash Provided By Operating Activities	386,355	347,720
Cash Flows From Investing Activities
Purchases of fixed assets	(328,311)	(543,319)
Net Cash Used in Investing Activities	(328,311)	(543,319)
Cash Flows From Financing Activities
Principal payments on notes payable and capitalized lease obligations	(167,906)	(17,343)
Dividend payments on Series C and Series D-1 preferred stock	(228,012)	(297,799)
Proceeds from revolving credit facility	-	2,232,778
Employee stock purchase plan	39,326	28,895
(Repurchase) Issuance of preferred stock	(824,062)	(572,230)
Proceeds from issuance of common stock	59,488	297,907
Net Cash (Used in) Provided by Financing Activities	(1,121,166)	1,672,208
Net (Decrease) Increase in Cash	(1,063,121)	1,476,610
Cash at Beginning of Period	6,521,003	1,438,146
Cash at End of Period	$5,457,882	$2,914,756
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Cont'd.
(Unaudited)

Six Months Ended June 30,	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$ 42,511	$ 133,313

Noncash Investing and Financing Activities:

During the six months ended June 30, 2008 and 2007, the Company entered into a capital lease in the amount of approximately $398,000 and $190,000, respectively.

During the six months ended June 30, 2008 and 2007, the Company accrued dividends in the amount of $195,098 and $282,632, respectively, for its Series C and Series D-1 Preferred Stock.

During the six months ended June 30, 2008 and 2007, the Company converted $35,194 and $52,871 of employee stock purchase plan contributions into 55,293 and 63,970 shares of common stock, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.       Basis of Presentation

The  accompanying  consolidated  financial  statements  of  SpaceDev, Inc., a Delaware corporation ("the Company")  include  the  accounts  of  the  Company and its subsidiaries, Starsys, Inc., a Colorado corporation, and its inactive subsidiary Dream Chaser, Inc., a Delaware corporation.  In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results  of  operations  and  cash  flows  as  of the dates and for the periods presented.   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently,  these  statements  do  not  include all disclosures normally  required  by  generally  accepted  accounting principles of the United States  of America for annual financial statements nor those normally made in an Annual  Report  on  Form  10-KSB or Form 10-K.  Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2008 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed.  The consolidated results of operations for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2008 or any future period, and the Company makes no representations related thereto.

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

2.              Accounting Policies

(a)     Revenue Recognition

The Company's revenues for the six months ended June 30, 2008 were derived from United States government cost-plus fixed-fee (CPFF) contracts, United States government, government related and non-government firm fixed price (FFP) contracts, and some commercial sales of component and subsystem products.  During the first six months of 2008, approximately 32.6% of revenues from U.S. government contracts were derived from cost-plus- fixed-fee contracts, 64.1% from firm fixed price contracts, and 3.3% from time-and-material contracts compared to approximately 38.9%, 57.5% and 3.6% during the first six months of 2007, respectively.  The Company’s government and government related revenue was approximately 65.7% of total revenue in the first six months of 2008. The remaining 34.3% of total revenue during the first six months of 2008 was comprised of commercial or non-governmental revenue. The Company considers the United States government (“Government”) a major customer.  Government revenue is revenue generated directly by contracts with an agency of the federal government, i.e., where the Company is the prime contractor.  Government related revenue is revenue generated by contracts where the Company’s customer is a prime contractor or subcontractor to the government and the Company is a subcontractor to them, i.e., the ultimate customer is a government agency.

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

The output from the Company’s contracts is generally based on milestones or performance targets set by the Company and its customers.  The Company’s contracts are negotiated with milestone payments that may not coincide with the level of effort or output measurement; thereby, creating the potential for a mismatch of costs and revenues on the front side or back side of the project.  An example might be a contract with a large up-front milestone payment for simply establishing a program plan.  The Company attempts to appropriately match revenue with expense, so in this instance, it would be inappropriate to recognize a milestone payment as revenue, since the proportional level of effort or cost incurred would have not yet been expended.

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

Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities.  The current accrual for potential losses on existing projects represents approximately $0.1 million at June 30, 2008 and $0.3 million at December 31, 2007.  The accrual is adjusted as projects move toward completion and more accurate estimates are established.  Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions (when applicable), and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.  Contract costs include all direct material, direct labor and subcontractor costs, and other costs such as supplies, tools and travel which are specifically related to a particular contract.  All other selling, general and administrative costs are expensed as incurred.

The majority of the Company’s revenue is derived from United States Government and Government related contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States Government Contracts are subject to audit.  The Company believes that the results of such audits will not have a material effect on its financial position or its results of operations.

(b)    Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a First-In, First-Out (FIFO) basis, unless required by customer contract to be distributed by specific identification for lot control purposes.  Inventory includes raw material inventory, finished goods inventory and work-in-process inventory.  Work-in-process inventory includes, but is not limited to, program costs in excess of customer requirements to pay.  In those cases, costs may be held in work-in-process while the Company negotiates for contract modifications to cover those costs.  If the negotiations result in revenues in excess of those costs, the Company records a profit at the conclusion of the program.  If the negotiations result in revenues not in excess of those costs or no additional consideration, the Company records the full estimated program loss at the time of the notification.  The amount of such program costs held in work-in-process inventory on June 30, 2008 and December 31, 2007 was approximately $0.7 million and $0.5 million, respectively.  The Company inventory detail follows:

Inventory	June 30, 2008	December 31, 2007
Raw Material	$ 523,125	$ 570,432
Work in Progress	690,630	528,614
Finished Goods	172,203	62,183
Subtotal	1,385,958	1,161,229
Inventory Allowance	(155,000)	(155,000)
Inventory, Net	$ 1,230,958	$ 1,006,229

Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those the Company projects, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory.  In 2007, the Company established an inventory reserve of approximately $0.2 million to cover such estimated obsolete items.  The Company evaluates the inventory allowance quarterly.

(c)    Net income (loss) per common share

Basic earnings per share are calculated using the weighted average number of shares outstanding, according to the rules of SFAS No. 128, Earnings per Share during the periods.  Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods.  Under the treasury stock method the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Securities which are out-of-the-money and presumed not be exercisable have not been included in the dilution of the earnings per share.

(d)         Accounts receivable and allowances for uncollectible accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts.  The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.  At June 30, 2008 and December 31, 2007, the allowance for uncollectible accounts was approximately $57,000 and $62,000, respectively.

(e)	Estimates

Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements.  Professional fees are billed to customers on a time and materials basis.  Time and material revenues are recognized as services are performed and costs incurred.

(f)	Warranty

The Company has a warranty policy to assume obligations in connection with certain customer contracts.  The Company records a liability for the expected costs to service estimated warranty claims.  This amount is included in other liabilities.  Activity in the warranty liability account consisted of the following:

	June 30, 2008	December 31, 2007
Balance at January 1	$ 505,984	76,000
Accruals during the period	-	557,187
Reductions during the period	(114,064)	(127,203)
Balance	$ 391,920	$ 505,984

(g)	Taxes

FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109. FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007 and is in the process of completing a FIN 48 analysis.  The adoption of FIN 48 is not expected to impact the Company’s financial condition, results of operations or cash flows for the six months ended June 30, 2008 and 2007.

(h)	Reclassification

The Company has reclassified its costs in excess of billings from accounts receivable to a separate line on the balance sheet. The Company also consolidated both short term and long term notes payable and capital leases on the balance sheet.

3.     Other Liabilities

Other accrued liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

Other Accrued Liabilities at	June 30, 2008	December 31, 2007
Customer deposits and other accruals	$ 853,192	$ 348,054
Warranty accrual	391,920	505,984
Provision for anticipated loss	141,776	315,544
Employee accruals	88,333	125,000
Legal, royalty and customer accuals	74,777	125,664
Dividend (Series C preferred stock)	42,432	42,899
Deferred rent	37,483	37,483
Dividend (Series D-1 preferred stock)		76,475
Employee Stock Purchase Plan	28,804	24,672
Property and income tax accruals	18,948	30,993
Total other accrued liabilities	$ 1,721,691	$ 1,632,768

Other long term liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

Long Term Other Accrued Liabilities at	June 30, 2008	December 31, 2007
Long term portion of deferred rent	$ 683,651	$ 643,168

a)     Building and Deferred Gain.

In January 2003, the Company sold its interest in its Poway, California headquarters facility.  The transaction included the sale of the land and building and a deferred gain was recorded.  In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities.  The Company's then chief executive officer provided a guaranty for the leaseback, which guaranty is still in place.  The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term.  The deferred gain of $1.2 million is being amortized at the rate of $117,272 per year for ten years ending in January 2013.  As of June 30, 2008, the deferred gain was $0.5 million.  This amortization is included in the Company's non-operating income/(expenses) and totaled approximately $58,600 for each of the six months ended June 30, 2008 and 2007.

b)     Revolving Credit Facility.

On September 29, 2006, the Company entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the facility.  The Company may borrow against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or (b) $1.0 million, provided, however, that no more than $0.5 million of such eligible inventory may be in the form of work-in-process inventory.  There was no balance on this revolving credit facility at June 30, 2008 and December 31, 2007.

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

The Company accrues quarterly, cumulative dividends on the Series C Preferred Stock at a rate of 6.85% per annum.  During the six month periods ended June 30, 2008 and 2007, the Company declared dividends payable of approximately $85,000 and $84,000, respectively, to the holders of its Series C Preferred Stock. These dividends are payable in cash or shares of common stock at the holder's option with the exception that dividends may be paid in shares of common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate.  Accrued dividends were paid in cash during 2007 and the first quarter of 2008.  On June 30, 2008, accrued but unpaid dividends were approximately $42,000; these accrued dividends were paid in cash in July 2008.

The Series C Preferred Stock is redeemable by the Company in whole or in part at any time after issuance for (a) 115% of the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of redemption does not exceed $0.62 per share (adjusted in September 2007 related to the sale of common stock to OHB Technology AG and MT Aerospace AG) or (b) the Stated Value if the average closing price of the common stock for the 22 days immediately preceding the date of redemption exceeds $0.62 per share (adjusted in September 2007 related to the sale of common stock to OHB Technology AG and MT Aerospace AG). The shares of Series C Preferred Stock have a liquidation right equal to the Stated Value upon the Company's dissolution, liquidation or winding-up.  The shares of Series C Preferred Stock have no voting rights, except as required by law.

In conjunction with the issuance of the shares of Series C Preferred Stock the Company issued a five-year common stock warrant to Laurus for the purchase of 487,000 shares of the Company's common stock at an exercise price of $1.77 per share.  On March 7, 2008, Laurus transferred these warrants to PSource Structured Debt Limited, a Guernsey limited liability company.  PSource is a publicly traded company on the London exchange that from time to time has purchased assets from Laurus and is not affiliated with Laurus.

b)     Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tailwind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital, (which has since transferred its preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund).  On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series D-1 Preferred Stock”), for an aggregate purchase price of $5.15 million, or $1,000 per share.  As of June 30, 2008, approximately 2,375 shares of Series D-1 Preferred Stock remain outstanding and approximately 2,775 shares of Series D-1 Preferred Stock had been repurchased through voluntary amortization, converted to the Company’s common stock or redeemed by investor request at a discount. In total, 75 shares of Series D-1 Preferred Stock were converted into 50,676 shares of the Company's common stock, 2,533 shares of Series D-1 Preferred Stock have been repaid through voluntary amortization, as provided for in the Securities Purchase Agreement, and 167 shares of Series D-1 Preferred Stock have been repurchased through an investor request at a 15% discount.  The Company also issued various warrants to these investors as described below.  The Company paid cash fees and expenses of approximately $119,000 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction.  The shares of Series D-1 Preferred Stock are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter.  As of June 30, 2008, the Company had accrued Series D-1 dividends of approximately $44,000, which were paid in July 2008.

Certain warrants the Company issued to the Series D-1 investors at the closing entitled the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share.  On August 23, 2006, pursuant to the terms of a Securities Purchase Agreement, Omicron transferred and assigned to Rockmore Investment Master Fund Ltd., warrants on 69,820 shares of the Company’s common stock.  Rockmore Capital, LLC and Rockmore Partners, LLC, each a limited liability company formed under the laws of the State of Delaware, serve as the investment manager and general partner, respectively, to Rockmore Investments (US) LP, a Delaware limited partnership, which invests all of its assets through Rockmore, an exempted company formed under the laws of Bermuda.  On May 31, 2007, the Company offered to the holders of these warrants the opportunity to exercise the warrants at a specially reduced price to be calculated as 80% times the volume weighted average price (VWAP) of its common stock for the 20 trading days preceding the warrant holder’s acceptance of the offer. Although this written offer expired by its terms on June 15, 2007, the Company orally extended the offer to June 29, 2007 and Laurus accepted, exercising 500,000 of its 639,203 warrants of this series for $0.29 million cash.  The VWAP for the 20 trading days preceding June 29, 2007 was $0.725 per share making the strike price of the common stock warrant $0.58 which is 80% of the $0.725.  Due to a ratchet anti-dilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which included 139,203 warrants that were then still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms.  On October 29, 2007, pursuant to the terms of a Securities Purchase Agreement, Nite Capital LLC transferred and assigned to Fort Mason Master LP and Fort Mason Partners LP warrants for the purchase of 55,104 shares of common stock.  Fort Mason Capital, LLC serves as the general partner of Fort Mason Master LP and, in such capacity, exercises sole voting and investment authority with respect to such shares.  On March 7, 2008, Laurus transferred their remaining 139,203 warrants to PSource Structured Debt Limited a Guernsey limited liability company.  PSource is a publicly traded company on the London exchange that from time to time has purchased assets from Laurus and is not affiliated with Laurus.  On July 21, 2008 pursuant to the terms of a Securities Purchase Agreement, Omicron transferred and assigned to Warrant Strategies Fund, warrants for the purchase of 150,595 shares of common stock.  Warrant Strategies Fund, is a Delaware limited liability company.   The warrants are exercisable for five years following the original date of grant. The warrants feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash. However, this right is available only if a registration statement or prospectus covering the shares subject to the warrant is not available.  The warrants will continue to have the anti-dilution provisions reducing the warrant exercise price, if the Company issues equity securities (other than in specified exempt transactions) at an effective price below the warrant exercise price, to such lower exercise price.

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

c)     Common Stock Options

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006.  For the six months ended June 30, 2008 and 2007, the Company expensed approximately $256,000 and $212,000 of stock option expenses due to SFAS 123(R).  The Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.  Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted.  The risk-free interest rate was estimated and ranged from 2.17% to 4.75%, expected volatility ranged from 49.62% to 94.36% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.

5.  Goodwill and Intangible Assets

In January, 2006, the Company completed the acquisition of Starsys Research Corporation by forward triangular merger.  The Company initially accounted for $12.2 million of the acquired assets as goodwill and later in 2006, reduced the goodwill allocation to $11.2 million by identifying approximately $1.0 million in fixed assets and intangible assets, which are being amortized over their estimated useful lives. The weighted average amortization period for these intangible assets is currently approximately 8 years.  During the quarters ended June 30, 2008 and 2007, the Company completed its annual impairment test of goodwill and concluded that goodwill was not impaired.

6.     Other Assets

a)     Other Current Assets

Other current assets consist of a variety of prepaid items and other cash advances for items which are expected to occur within the next year. The following is a listing of items that constitute the Company’s other current assets at June 30, 2008 and December 31, 2007.

Other Current Assets at	June 30, 2008	December 31, 2007
Financing fees	$ 215,148	$ 421,986
Software prepaid license	146,154	152,219
Rental prepaid short term	78,573	78,573
Insurance prepaid	69,685	27,585
All other short term deposits	6,643	19,110
Property tax prepayment	4,915	2,647
Total Other Current Assets	$ 521,118	$ 702,120

b)     Other Assets

Other assets consist of prepaid and other cash advances for items which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at June 30, 2008 and December 31, 2007.

Other Assets at	June 30, 2008	December 31, 2007
Louisville facility letter of credit	$ 546,887	$ 535,669
Deposits	413,351	339,683
Deferred expenses	78,896	169,920
Total Other Assets	$ 1,039,134	$ 1,045,272

7.  Subsequent Events

On July 15, 2008, the Company entered into a Release agreement with the Shareholder Agent for the former shareholders of Starsys Research Corporation.  In exchange for the release of the Shareholder Agent's and the other former Starsys Research Corporation shareholders' claims to entitlement to payment of earnout Performance Consideration under, and of all other claims under, the Agreement and Plan of Merger and Reorganization dated October 24, 2005, as subsequently amended, among Starsys Research Corporation, Monoceros Acquisition Corp., the Company and the Shareholder Agent, the Company agreed to pay the former shareholders $116,667 cash and 833,333 shares of Company common stock, with certificates representing 108,286 shares to be delivered to the former shareholders promptly, certificates representing 356,953 shares to be delivered to the former shareholders in six months, certificates representing 184,049 shares to be delivered to the former shareholders in nine months and certificates representing 184,045 shares to be delivered to the former shareholders in twelve months.

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

Overview
SpaceDev, Inc., a Delaware corporation, together with our subsidiaries, (“SpaceDev,” “we,”  “us,” “our,” or “Company”), is a leading independent space technology company.  We are engaged in the conception, design, development, manufacture, integration, sale, and operation of space systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft.  We are currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.  We maintain our corporate headquarters in California and operating centers in California, Colorado and North Carolina and currently have approximately 175 full and part time employees.

During the first six months of 2008, approximately 65.7% of our revenues were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 34.3% were generated from commercial contracts.  During the same period in 2007, approximately 79.2% of our net sales were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 20.8% was generated from commercial contracts.  Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our mission solutions, products, services and technologies. We are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.  However, international revenues have historically represented less than 5% of our total net sales and we are interested in exploring further international contract opportunities.  Our new and evolving relationship with OHB Technology AG and MT Aerospace AG may influence our decision and ability to operate in the international marketplace, as well as for them to operate in the United States government and civil marketplace.

During the first half of 2008, we submitted over 108 bids or proposals for government or commercial programs and continued our work with the United States Congress to identify directed funding for our programs.

Financing

Revolving Credit Facility

In September 2006, we entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the facility.  The revolving credit facility had a zero balance at June 30, 2008 and December 31, 2007.

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

Selection of Significant Contracts

In June 2002, Starsys Research Corporation was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two large spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  In addition to eight flight unit deliveries per large spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007 and was part of our acquisition of Starsys Research Corporation on January 31, 2006.  We recorded revenues from this contract during the first six months of 2008 and from February 1, 2006 through December 31, 2007 of approximately $0.1 million and $4.3 million, respectively.  We experienced significant cost overruns on this contract.  Prior to our merger, the contract was modified to add an additional $1.7 million.  After the merger, we negotiated contract modifications in both the timing of payments and in the amount of additional contract consideration of up to $1.0 million based on the achievement of specific milestones.  Of the additional possible $1.0 million, we achieved milestones entitling us to the majority of the incentive payments, which will partially mitigate the impact of significant cost, scope and requirement changes and overruns.  Since we were successful in achieving our performance targets, we defrayed some of our cost overruns.  We completed this program during the first quarter of 2008 and the total contract value of $9.8 million has been recognized.

In March 2004, we were awarded a five-year, cost-plus fixed-fee indefinite delivery/indefinite quantity contract for up to approximately $43 million to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Deputate of the Missile Defense Agency.  The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology.  This overall contract proceeded under a phased approach.  The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, completed in September 2004, and resulted in a general mission and microsatellite design.  The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006.  Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006.  Task Order III, the first of several task orders expected during the third phase, was awarded in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and was successfully completed in June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006.  Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007.  On April 12, 2007, we finalized a contract modification to Task Order IV with the Missile Defense Agency.  The main content of the change was to: 1) extend the period of performance from June 15, 2007 to September 30, 2007 and subsequently to March 31, 2008, at no additional cost to the government; 2) increase the funding ceiling from approximately $4.5 million to approximately $9.0 million; 3) provide approximately $1.6 million in funding toward the increased ceiling; and 4) change the statement of work to reflect the delivery of one microsatellite.  On May 11, 2007 the remaining $2.9 million in funding was provided to fully fund the $9.0 million task order.  We were informed that there was no Government Fiscal Year 2008 funds available from the Missile Defense Agency to support our microsatellite distributed sensing experiment beyond the funds described above.  We have been working with the Missile Defense Agency and other government agencies for additional funding support.  Government contract funds from the Missile Defense Agency from Government Fiscal Year 2007 were not exhausted in that fiscal year and were used to cover anticipated phase completion costs through January 2008.  (See Risk Factors: “Some of our government contracts are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded” and “A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by our customer.)

In January 2008, we arranged for another government agency, the Department of Defense office of Operationally Responsive Space, to fund our continued development through their new Jumpstart Mission.   Task Order IV was amended to include the Jumpstart Mission, adding an additional $3.5 million in funding on a fixed price task order.  We recognized revenues of approximately $3.5 million under this contract during the first six month of 2008, and $25.4 million under this contract from inception through June 30, 2008.  In July 2008 the Missile Defense Agency transferred the remaining contract to the Department of Defense Operationally Responsive Space and we are awaiting further funding under this contract.

In January 2005, we were awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor, Scan Mirror Motor/Encoder Assembly.  The Aerosol Polarimetry Sensor instrument is slated to fly on the NASA Glory mission.  The Aerosol Polarimetry Sensor instrument is also a prime candidate for a secondary payload on National Polar-orbiting Operational Environmental Satellite System (NPOESS).  The Scan Mirror Motor/Encoder Assembly consists of low ripple, precision brushless DC motor and optical encoder assembly.  The program consists of a development unit, engineering unit, qualification/life test unit, and flight units. This contract was awarded as a cost-plus fixed-fee contract at a value of $2.5 million.  In July 2006, the contract was modified to add approximately $2.5 million with incremental funding bringing the contract value to $5.0 million and extended the period of performance to March 2009.  We continue to receive incremental funding and as of June 30, 2008 the contract value is approximately 5.4 million.  We recorded revenues from this contract during the first six months of 2008 and from February 1, 2006 through December 31, 2007 of approximately $0.6 million and $3.4 million, respectively.

In February 2006, the Air Force Research Laboratory awarded us two deployable boom technology contracts for advance research and development of a self-deployed articulated boom for approximately $1.0 million and a jack screw deployed boom for approximately $1.5 million.  We recorded revenues from this contract during the first six months of 2008 and from February 2006 through December 31, 2007 of approximately $0.1 million and $2.3 million, respectively.

In June 2006, Lockheed Martin Commercial Space Systems awarded us a firm fixed price contract for the design and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System.  The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies.  The current contract includes the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals that we have previously provided for the A-2100 bus.  Proposals have been submitted for additional gimbals supporting three additional MUOS spacecraft for approximately $3.0 million in addition to the baseline procurement.  The current value of this contract is approximately $4.4 million.  We recognized $0.7 million of revenues from this contract during the first six months of 2008 and from June 2006 through December 31, 2007 we recorded approximately $3.0 million in revenue.  We are currently working with the customer for possible additional contract modifications to this program.

In July 2006, we were awarded a contract from the Air Force Research Laboratories in support of a Broad Agency Announcement. This contract allows tasks to be identified, approved, and funded to develop innovative technologies in the field of deployable structures for spaceflight applications. The current contract value is $1.8 million.  Deployable structures are designed to enable the placement of large payloads within the constrained volume of the launch vehicle and then to deploy, or erect, a larger system once the satellite or vehicle is no longer constrained by the enclosed volume of the launch vehicle fairing. The development efforts to date have focused on deployable antennae for commercial applications, large systems for a variety of radio frequency missions, and deployable optical systems. Several of these efforts have resulted in securing customer funding from potential missions to further design and/or analyses in evaluating the potential application of the SDI deployable structure technologies.  We recorded revenues from this contract during the first six months of 2008 and from July 2006 through December 31, 2007 of approximately $0.3 million and $0.4 million, respectively.

In August 2006, we were awarded a government firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.8 million.  The Lunar Reconnaissance Orbiter mission is scheduled to launch in the fall of 2008 as part of NASA's Lunar Precursor and Robotic Program. The spacecraft requires two drive actuators to align the solar panels with the sun, and a two axis pointing mechanisms to align the downlink antenna for communication with earth.  We are to provide these actuators for the large spacecraft along with the electronics to control them.  A total of seven actuators and five control electronics assemblies will be delivered under the contract.  We recorded revenues from this contract during the first six months of 2008 and from August 2006 through December 31, 2007 of approximately $0.3 million and $5.8 million, respectively.

In August and November 2006, we were awarded two contracts to provide hardware for the H-II Transfer Vehicle for Ishikawa Aerospace and JAXA, the Japanese Space Agency.  The H-II Transfer Vehicle will provide servicing missions to deliver supplies to the International Space Station.  These contracts were obtained as follow-on to a prior development contract started in 2002.  The total value of these two contracts is $1.2 million. JAXA is continuing to market supply missions which may result in further contract growth to this award.  We recorded revenues from this contract during the first six months of 2008 and from August 1, 2006 through December 31, 2007 of approximately $0.1 million and $1.1 million, respectively.

In January 2007, in partnership with the University of Colorado Laboratory for Space Physics, we were awarded a $0.75 million contract from the Missile Defense Agency to design and develop a non-sticking cover seal system for the Exo-atmospheric Kill Vehicle program, which is the kill vehicle component of the Ground Based Interceptor (the weapon element of the Ground-based Midcourse Defense System program).  The contract was awarded under the Small Business Technology Transfer Program that provides research funding for partnerships between industry and non-profit research institutions.  We recorded revenues from this contract during the first six months of 2008 and from inception through December 31, 2007 of approximately $0.2 million and $0.4 million, respectively.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission.  In 2007, this contract was modified to a value of approximately $1.9 million, and in 2008, we received an additional contract modification bringing the total contract value today to approximately $2.9 million.  We will develop and deliver electromechanical Descent Brake dampers.  The contract period of performance is approximately 18 months.  NASA’s Mars Science Laboratory mission will deliver a 1,800-pound rover to the surface of Mars in 2010.  Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25-foot long bridle cord.  A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.  We recorded revenues from this contract during the first six months of 2008 and from inception through December 31, 2007 of approximately $0.9 million and $1.9 million, respectively.

In February 2007, we were awarded a contract valued at $1.5 million from Space Systems/Loral to deliver cell shorting devices for their communication satellite battery systems. We are now working on the assembly and test of the first 100-unit delivery. This is a follow-on contract for these devices that were originally developed under a previous contract and flight units have been in production since 2001. The Space Systems/Loral communications satellite platform is currently the leading seller among U.S. satellite platforms for commercial communications.  The cell shorting devices provide autonomous shorting or override of cells in the event that a cell fails. This preserves the battery system operation and performance at the best possible levels in the event of a cell failure.  We recorded revenues from this contract during the first six months of 2008 and from inception through December 31, 2007 of approximately $0.8 million and $0.6 million, respectively.

In March 2007, we received a follow-on order from Ball Aerospace and Technology Corporation for solar array rotational drive assemblies and drive control electronics for the Digital Globe WorldView-2 satellite program. The value of the order is approximately $1.3 million increasing the total contract value to $2.5 million.  The Starsys Quiet Array Drive Micro-Stepping motion control technology will be utilized on the Ball Aerospace BCP 2000 platform, which will articulate each of the two solar arrays for alignment with the sun. The WorldView-2 satellite is scheduled to be ready for launch in late 2008 and is expected to expand the capabilities of DigitalGlobe’s world imaging portfolio. We recorded revenues from this contract during the first six months of 2008 and from inception through December 31, 2007 of approximately $0.5 million and $1.9 million, respectively.

In April 2007, we were awarded a phase II SBIR for 3 Dimensional Deployable Structures technology development. The original, cost reimbursable contract was awarded at a value of $750,000. Through leveraging funds included in the Broad Agency Announcement, the scope of this effort has been increased to over $1.1 million. This technology can support a variety of new, leading-edge space missions for the Department of Defense and other agencies.  We recorded revenues from this contract during the first six months of 2008 and from inception through December 31, 2007 of approximately $0.5 million and $0.4 million, respectively.

In May of 2007, we were awarded a contract to firm-fixed-price contract from Lockheed Martin to develop several large brushless DC motor designs for an undisclosed mission.  The original contract value was for $248,500.  Over the ensuing 12 months, through a series of modifications to further the design, manufacture, and test the motors, the contract funded value has grown to over $2.7 million through June 30, 2008.  We recorded revenues from this contract during the first six months of 2008 and from inception through December 31, 2007 of approximately $1.6 million and $0.9 million, respectively.

In September 2007, we were awarded a cost reimbursable design and development contract with the Defense Advanced Research Projects Agency to develop a Solar Thermal Propulsion demonstration article as a subsystem of a small satellite that is intended to enable the first Solar Thermal Propulsion flight experiment.  The program consists of a six-month Base Program culminating in a Critical Design Review, followed by a six-month option culminating in a Solar Thermal Propulsion demonstration.  The award of the option is contingent on the Defense Advanced Research Projects Agency’s evaluation of the research results of the Base Program against a set of Go and No-Go criteria.  The contract value for the initial Base Program is $3.8 million. The option was exercised on May 14, 2008, bringing the total contract value to approximately $7.3 million.  We recorded revenues from this contract during the first six months of 2008 and from inception through December 31, 2007 of approximately $2.7 million and $1.2 million, respectively.

In October of 2007, we were awarded two related contracts to develop products for the Space Systems Loral commercial communications line of satellite buses.  One contract is for the development and qualification of a stepper motor used to drive the solar array panels which power the satellite. The original firm-fixed-price contract for this effort was for approximately $0.4 million.  This contract has been increased in value to a total of approximately $0.7 million  to complete the qualification effort. The other contract was provided fund, in conjunction with SDI internal IRAD funds, an Enhanced Deployment and Positioning Mechanism used to position the satellite antennae for optimal performance. The original contract value for this effort was approximately $0.3 million with significant recurring business potential in late 2008 and into the future.  We recorded revenues from this contract during the first six months of 2008 and from inception through December 31, 2007 of approximately $0.3 million and $42,000, respectively.

In February of 2008, we were awarded a cost-plus, fixed fee contract from NASA’s Jet Propulsion Laboratory to provide gearboxes to be used on the Mars Science Laboratory mission. NASA’s Mars Science Laboratory mission will deliver a 1,800-pound rover to the surface of Mars in 2010.  The total contract value is over $1.97 million and is scheduled to complete by September 30, 2008.  This contract was awarded when previously contracted efforts with another supplier were deemed unable to satisfy the program needs.  We recorded revenues from this contract during the first six months of 2008 of approximately $0.7 million.

Results of Operations

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

Six-Months Ended June 30, 2008 -vs.- Six-Months Ended June 30, 2007

During the six months ended June 30, 2008, we had net sales of approximately $19.3 million as compared to net sales of approximately $17.7 million for the same six month period in 2007, an increase of approximately 9%.  Sales increased primarily due to the growth of our non-government sector programs.  Revenue for the six months ended June 30, 2008 from government and government related work was approximately $12.7 million, or 65.7% of net sales, and revenue from commercial customers was approximately $6.6 million, or 34.3% of net sales.  In comparison, in the six months ended June 30, 2007, revenue from government and government related work was approximately $14.0 million, or 79.3% of net sales, and revenue from commercial customers was approximately $3.7 million, or 20.7% of net sales.

For the six months ended June 30, 2008, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $15.0 million, or 76.9% of net sales, as compared to approximately $13.1 million, or 74.1% of net sales, during the same period in 2007.  Our increase in cost of sales, or correspondingly our decrease in gross margin, was primarily due to two factors:  1) reduction in utilization of the provision for anticipated loss reserves; and, 2) an increase in our overhead costs.  With respect to the former, when we acquired Starsys in 2006, a $1.6 million reserve was established.  The reserve was reduced during the 2006 to 2008 period as those programs were completed.  The reserve was reduced more in 2007 (approximately $0.5 million) than it was in 2008 (approximately $0.2 million).  With respect to the latter, we experienced an increase in our overhead costs including a lower than expected labor utilization rate and increases in our facility costs.

Our operating expenses for the six month period ended June 30, 2008 remained flat at approximately $4.2 million.  Total operating expenses as a percentage of net sales decreased from 23.8% for the six months ended June 30, 2007 to 21.9% for the six months ended June 30, 2008.  The following are the components of our operating expenses:

•
General and administrative expenses decreased approximately $0.4 million from approximately $2.7 million for the six months ended June 30, 2007 to approximately $2.3 million for the same six month period in 2008.  The decrease can be attributed to the improved efficiencies of sharing certain General and Administrative services companywide rather than supported at each location, including but not limited to accounting support, information systems support and contract support.    General and administrative expenses as a percentage of total net sales declined from 15.0% for the six months ended June 30, 2007 to 12.0% for the same six month period in 2008.

•
Research and development expenses increased to approximately $453,000, or 2.4% of net sales, for the six months ended June 30, 2008, from approximately $163,000, or 0.9% of net sales, during the same period in 2007.  This increase of internally funded research and development was focused on programs to enhance our satellite capabilities and mechanical systems, including but not limited to our in house development of guidance and navigational control systems, small satellite production, and enhanced dual-axis pointing mechanism project.

•
Marketing and sales expenses increased to approximately $1.5 million, or 7.6% of net sales, for the six months ended June 30, 2008, from approximately $1.4 million, or 7.9% of net sales, during the same period in 2007.  The increase was mainly due to an increase in our bid and proposal efforts.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate was estimated and ranged from 2.17% to 4.79%, expected volatility ranged from 49.62% to 94.36% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  The total expense for the six months ended June 30, 2008 and 2007 was approximately $0.3 million and $0.2 million, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
We recorded loan fees related to our revolving credit facility of approximately $99,000 and $174,000 for the six months ended June 30, 2008 and 2007, respectively.  We issued 310,009 shares of our common stock, valued at $0.35 million, to Laurus in September 2006 for revolving credit facility loan fees, which we amortized over the initial 12 months.  We further issued 283,286 shares of our common stock, valued at $0.2 million, to Laurus in September 2007 for revolving credit facility loan fees, which we are amortizing from October 2007 through September 2008.

•
Interest and other expense for the six months ended June 30, 2008 and 2007 was approximately $43,000 and $133,000, respectively.  The decrease was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not utilize the revolving line of credit during in 2008.  Interest and other expenses also includes cash fees of $175,000, which we are amortizing over 36 months in connection to our  revolving credit facility mentioned above.  We generated interest and other income for the six months ended June 30, 2008 and 2007 of approximately $61,000 and $31,000, respectively, based on the levels of our cash balances in each period.

•
We recognized approximately $59,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the six month periods ended June 30, 2008 and 2007, and we will continue to amortize the remaining deferred gain of approximately $0.5 million into non-operating income over the remainder of the leaseback period, which expires in January 2013.

During the six months ended June 30, 2008, we generated net income of approximately $205,000, or 1.1% of net sales, despite recognizing approximately $0.3 million in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $156,000, or 0.9% of net sales, for the same six month period in 2007, which also included approximately $0.2 million in non-cash charges related to expensing stock options under SFAS 123(R).  During the six months ended June 30, 2008, we had adjusted earnings before interest, taxes, depreciation and amortization, loan fees on our revolving facility, stock option expense, and gain on building sale, or Adjusted EBITDA, of approximately $1.2 million, or 6.1% of net sales, compared to approximately $1.2 million, or 6.7% of net sales, for the six months ended June 30, 2007.

The following table reconciles Adjusted EBITDA to net income for the six months ended June 30, 2008 and 2007:

For the six months ended	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Net Income	$ 204,598	$ 156,416
Interest Income	(60,771)	(30,979)
Interest Expense	42,511	133,313
Provision for Income Taxes	11,216	800
Depreciation and Amortization	675,710	592,916
Loan Fees on Revolving Credit Facility	99,177	173,562
Stock Option Expense	256,428	212,103
Gain on Building Sale	(58,635)	(58,636)
Adjusted EBITDA	$ 1,170,234	$ 1,179,495

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

Three Months Ended June 30, 2008 -vs.- Three Months Ended June 30, 2007

During the three months ended June 30, 2008, we had net sales of approximately $9.0 million as compared to net sales of approximately $8.6 million for the same three month period in 2007, an increase of approximately 4%.  Sales increased primarily due to the growth of our non-government sector programs.  Revenue for the three months ended June 30, 2008 from government and government related work was approximately $5.9 million, or 65.4% of net sales, and revenue from commercial customers was approximately $3.1 million, or 34.6% of net sales.  In comparison, in the three months ended June 30, 2007, revenue from government and government related work was approximately $6.4 million, or 74.9% of net sales, and revenue from commercial customers was approximately $2.2 million, or 25.1% of net sales.

For the three months ended June 30, 2008, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $6.9 million, or 76.6% of net sales, as compared to approximately $6.1 million, or 71.1% of net sales, during the same period in 2007.  Our increase in cost of sales, or correspondingly our decrease in gross margin, was primarily due to an increase in our overhead costs including a lower than expected labor utilization rate and increases in our facility costs.

We experienced a decrease of approximately $0.4 million, or 5% of net sales, in operating expenses for the three month period ended June 30, 2008, compared to the same period in 2007.  Total operating expenses as a percentage of net sales decreased from 27.1% for the three months ended June 30, 2007 to 21.4% for the three months ended June 30, 2008.  The following are the components of our operating expenses:

·
General and administrative expenses decreased approximately $0.5 million from approximately $1.4 million for the three months ended June 30, 2007 to approximately $0.9 million for the same three month period in 2008.  The decrease can be attributed to improved efficiencies of sharing certain General and Administrative services companywide rather than supported at each location, including but not limited to accounting support, information systems support and contract support.   General and administrative expenses as a percentage of total net sales decreased from 16.3% for the three months ended June 30, 2007 to 10.0% for the same three month period in 2008.

•
Research and development expenses increased to approximately $0.2 million, or 2.23% of net sales, for the three months ended June 30, 2008, from approximately $0.1 million, or 1.4% of net sales, of net sales, during the same period in 2007.  This increase of internally funded research and development was focused on programs to enhance our satellite capabilities and mechanical systems, including but not limited to our in house development of guidance and navigational control systems, small satellite production, and enhanced dual-axis pointing mechanism project.

•
Marketing and sales expenses remained flat at approximately $0.8 million, or 9.2% of net sales, for the three months ended June 30, 2008, from approximately $0.8 million, or 9.3% of net sales, during the same period in 2007.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted.  The risk-free interest rate was estimated and ranged from 2.17% to 4.79%, expected volatility ranged from 49.62% to 94.36% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  The total expense for the three months ended June 30, 2008 and 2007 was approximately $0.2 million and $0.1 million, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
We recorded loan fees related to our revolving credit facility of approximately $50,000 and $87,000 for the three months ended June 30, 2008 and 2007, respectively.  We issued 310,009 shares of our common stock, valued at $0.35 million, to Laurus in September 2006 for revolving credit facility loan fees, which we amortized over the initial 12 months.  We further issued 283,286 shares of our common stock, valued at $0.2 million, to Laurus in September 2007 for revolving credit facility loan fees, which we are amortizing from October 2007 through September 2008.

•
Interest and other expense for the three months ended June 30, 2008 and 2007 was approximately $25,000 and $58,000, respectively.  The decrease was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not utilize the revolving line of credit during in 2008.  Interest and other expenses also include cash fees of $175,000, which we are amortizing over 36 months in connection to our revolving credit facility mentioned above.  We generated interest and other income in the three months ended June 30, 2008 and 2007 of approximately $23,000 and $10,000, respectively, based on the levels of our cash balances in each period.

•
We recognized approximately $29,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the three month periods ended June 30, 2008 and 2007, and we will continue to amortize the remaining deferred gain of approximately $0.5 million into non-operating income over the remainder of the leaseback period, which expires in January 2013.

During the three months ended June 30, 2008, we generated net income of approximately $147,000, or 1.6% of net sales, despite recognizing approximately $0.2 million in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $47,000, or 0.5% of net sales, for the same three month period in 2007, which also included approximately $0.1 million in non-cash charges related to expensing stock options under SFAS 123(R).  During the three months ended June 30, 2008, we had adjusted earnings before interest, taxes, depreciation and amortization, loan fees on our revolving facility, stock option expense, and gain on building sale, or Adjusted EBITDA, of approximately $0.7 million, or 7.6% of net sales, compared to approximately $0.5 million, or 6.2% of net sales, for the three months ended June 30, 2007.

The following table reconciles Adjusted EBITDA to net income for the three months ended June 30, 2008 and 2007:

For the three months ended	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Net Income	$ 147,326	$ 47,152
Interest Income	(23,188)	(10,023)
Interest Expense	24,532	57,956
Provision for Income Taxes	10,909	-
Depreciation and Amortization	340,536	276,678
Loan Fees on Revolving Credit Facility	49,863	87,261
Stock Option Expense	156,892	107,484
Gain on Building Sale	(29,318)	(29,318)
Adjusted EBITDA	$ 677,552	$ 537,190

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

Liquidity and Capital Resources

Cash Flows for Six Months Ended June 30, 2008 -vs.- Six Months Ended June 30, 2007

Net decrease in cash during the six months ended June 30, 2008 was approximately $1.1 million from $6.5 million at December 31, 2007 to $5.4 million at June 30, 2008.  The change was primarily due to the pay down of current liabilities by almost $1 million and the accelerated repurchase of preferred stock of $825,000.  This is compared to a net increase in the six months ended June 30, 2007 of $1.5 million, from $1.4 million at December 31, 2006 to $2.9 million at June 30, 2007.  The change in 2007 was because we borrowed approximately $2.2 million of cash advances on our revolving credit facility in the first six months of 2007 to fund operations whereas in 2008, working capital funded operations.  Net cash provided by operating activities totaled approximately $0.4 million for the six months ended June 30, 2008, a slight increase from the $0.3 million provided by operations for the same six month period in 2007.

Net cash used in investing activities totaled approximately $0.3 million for the six months ended June 30, 2008, compared to approximately $0.5 million used in investing activities during the same six month period in 2007.  The decrease was due to a decline in fixed assets being purchased in the first six months of 2008 compared to the first six months of 2007.

Net cash used in financing activities totaled approximately $1.1 million for the six months ended June 30, 2008, which is a decrease of approximately $2.7 million from approximately $1.6 million provided by financing activities during the same six months in 2007.  This is primarily attributable to borrowing $2.2 million under our revolving credit facility in 2007 to fund operations versus no use on the facility in the first six months of 2008.  In addition, we repurchased $0.8 million of our preferred stock in the first six months of 2008, versus $0.6 million in the same six months of 2007.

Liquidity and Backlog

At June 30, 2008, our cash, which included cash reserves and cash available for investment, was approximately $5.5 million, as compared to approximately $2.9 million at June 30, 2007, an increase of approximately $2.5 million.  At June 30, 2008, our working capital ratio was approximately 1.2:1 versus 1.1:1 for the same period in 2007.

Our backlog was approximately $30.1 million at June 30, 2008, compared to approximately $29 million at December 31, 2007.  Our backlog consists of contracted and contract-in-process business.  Our contracted business is the estimated value of contracts for which we are authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized.  Contracted business fluctuates due to a variety of events, including but not limited to the timing of awards.  Contracts-in-process business are situations where we have been informed that our bids on new contract work have been accepted, but due to issues, such as: delays in the adoption of the U.S. Government budget; changes in program budgets; and, finalization of mutually acceptable contract terms and conditions, these contract opportunities have not been admitted into our backlog.  Our contracted business was approximately $17.1 million and $16 million at June 30, 2008 and December 31, 2007, respectively.  Our contract-in-process business was approximately $13 million at June 30, 2008 and December 31, 2007.

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

Recent Accounting Pronouncements
There were no recent Accounting Pronouncements that affected the Company during the first six months of 2008.  For past pronouncements, please refer to our Form 10-KSB filed on March 28, 2008.

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

In prior years, we have experienced operating losses and, in some periods, revenue from operations was not  sufficient to fund our operations.  Historically, our operating activities have used cash rather than provided cash.  The success of our Company depends upon our ability to generate revenue from existing contracts, to execute programs cost-effectively, to price fixed price contracts accurately, to attract and successfully complete additional government and commercial contracts, and possibly to obtain additional financing.  The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with developing businesses, those historically encountered by us, and the competitive environment in which we operate.

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

Some of our government contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason.  Accordingly, the entire contract amount may not be realized by us.  In the event that subsequent phases of some of our government contracts are not awarded to us, or if they are awarded to us but not fully funded, it could have a material adverse effect on our financial position and results of operations.  For example, we were informed in 2007 that there were not going to be any GFY 2008 funds from the Missile Defense Agency to support our microsatellite distributed sensing experiment.  We were able to replace some, but not all, of the Missile Defense Agency funding support with funding from the Office of Operationally Responsive Space.

We provide our products and services primarily through fixed price and cost-plus- fixed-fee contracts. We have experienced significant losses on fixed price contracts, especially those requiring significant development. Cost overruns may result in further losses and could impair our liquidity position.

Under fixed price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts, unless we can obtain voluntary relief from our customer, which relief (or additional consideration) cannot be assured. Although we have taken significant steps to try to limit our risk on fixed price contracts going forward, we have historically experienced significant cost overruns on development projects under fixed price contracts.  For example, we experienced significant cost overruns in 2007 on a sizable subcontract with Northrop Grumman Space Technology and are experiencing cost overruns in 2008 on a contract with Lockheed Martin. Although we anticipate contract modifications to cover overruns, there can be no assurance that such contract modifications will be successfully negotiated or, if negotiated, sufficient to cover our expended costs.  These costs significantly affected our gross margin and impaired our liquidity position and operations.

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

As of June 30, 2008, we have outstanding non-stock option derivative securities which could obligate us to issue 7,349,126 shares of our common stock, of which 1,722,138 underlie outstanding warrants and 5,626,988 are issuable upon conversion of our outstanding Series C and Series D-1 preferred stock.  In addition, as of June 30, 2008, we had outstanding stock options to purchase an aggregate of 12,078,735 shares of our common stock, of which 8,032,133 are currently vested.  The total number of shares issuable upon the exercise or conversion of vested warrants, options and preferred stock (15,381,259 shares as of June 30, 2008) represents approximately 36% of our issued and outstanding shares of common stock as of June 30, 2008.

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

As of June 30, 2008, our Executive Officers and Directors together beneficially owned approximately 34.1% of the issued and outstanding shares of our common stock.  (Note: The beneficial ownership calculations are different from a straight percentage of outstanding ownership calculation.  The beneficial ownership calculation takes into consideration derivative securities, such as stock options and warrants, which are vested or will vest within 60 days from June 30, 2008.  These additional securities are deemed to be outstanding for the purpose of computing the percentage of common stock owned in this table, but are not deemed outstanding for the purpose of computing the percentage owned). OHB Technology AG and MT Aerospace AG collectively beneficially own approximately 18.8% of our common stock.  James W. Benson and Susan C. Benson beneficially own approximately 16.7% of our common stock.  (Mr. Benson separated from our employ in September 2006 but retains a seat on our Board of Directors.)  Loeb Partners Corporation owns approximately 11.3% of our common stock.  As a result, Executive Officers, Directors and/or significant stockholders (i.e., OHB Technology AG, MT Aerospace AG, Loeb Partners and/or the Bensons) could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving us.  Our foreign stockholders are contractually limited for a period of two years from their stock purchase date and Loeb Partners is contractually limited for a period of one year from their stock purchase date in their ability to exert significant influence over us by voting of shares.  Also, through control of the Board of Directors and voting power, our Officers and Directors may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.  In addition, the concentration of voting power in the hands of those individuals and entities could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders.  A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and any stock exchange on which our stock may be listed in the future. These laws, rules and regulations, which are already known to be burdensome and costly, continue to evolve and may become increasingly stringent in the future. In particular, we are required to include a management report on internal control over financial reporting as part of our Form 10-K and 10-Q annual and quarterly reports pursuant to Section 404 of the Sarbanes-Oxley Act.  We are continually evaluating our internal controls and processes to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act.  We cannot assure you that we will be able to fully maintain compliance with these laws, rules and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules, and regulations, may be viewed negatively by investors and could materially adversely affect our reputation, financial condition, and the value of our securities.

The terms of our outstanding shares of preferred stock, and any shares of preferred stock issued in the future, may reduce the value of your common stock.

We have up to 10,000,000 shares of authorized preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Preferred Stock and approximately 2,375 shares of our Series D-1 Preferred Stock, as of June 30, 2008.  Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect the rights of stockholders or reduce the value of common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.  Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to reasonably ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including Mark N. Sirangelo, our Chief Executive Officer, and Richard B. Slansky, our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its reasonable judgment in evaluating the cost-benefit relationship of possible controls and procedures, in light of the limited resources which it has at its disposal at the time.

As required by SEC Rule 13a-15(b), and as defined in Rule 13a-15(e) under the Securities Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for a company of our size, maturity and financial level.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) was identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filed Herewith	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.
10.1	Addendum to Executive Employment Agreement dated December 20, 2005; entered into on April 21, 2008 with Mark N. Sirangelo		X	8-K	April 23, 2008	10.1
10.2	Addendum to Amended and Restated Executive Employment Agreement dated December 20, 2005; entered into on April 21, 2008 with Richard B. Slansky		X	8-K	April 23, 2008	10.2
31.1	Rule 13a-14(a) certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) certification of Principal Financial Officer	X
32.1	Rule 13a-14(b) certification of Chief Executive Officer	X
32.2	Rule 13a-14(b) certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpaceDev, Inc.
Registrant

Dated:  August 14, 2008                                                                           By:  /s/ Mark N. Sirangelo
    Mark N. Sirangelo
    Chief Executive Officer

Dated: August 14, 2008                                                                           By:  /s/ Richard B. Slansky
    Richard B. Slansky
    President & Chief Financial Officer