Form 10-Q
period 2008-09-30
SPACEDEV, INC.
filed 2008-11-14
CIK 1031833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,578,769 shares of the registrant’s voting common stock were outstanding on November 10, 2008.

SPACEDEV, INC.
FORM 10-Q
For The Nine Months Ended September 30, 2008

PART I -- FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Overview	15
Financing	16
Selection of Significant Contracts	17
Results of Operations	21
Liquidity and Capital Resources	27
Critical Accounting Standards	28
Recent Accounting Pronouncements	29
Risk Factors	29
ITEM 4. CONTROLS AND PROCEDURES	44
PART II -- OTHER INFORMATION	45
ITEM 1. LEGAL PROCEEDINGS	45
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	45
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45
ITEM 5. OTHER INFORMATION	45
ITEM 6. EXHIBITS	46
SIGNATURES	46

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SpaceDev, Inc. and Subsidiaries
Consolidated Balance Sheets
	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
Assets
Current Assets
Cash	$5,802,077	$6,521,003
Accounts receivable, net (Note 2(d))	4,483,032	5,019,600
Costs in excess of billings (Note 2(b))	658,843	1,413,685
Inventory (Note 2(b))	1,130,934	1,006,229
Other current assets (Note 6(a))	456,579	702,120
Total Current Assets	12,531,465	14,662,637
Fixed Assets - Net	5,095,024	4,420,020
Intangible Assets	789,032	746,392
Goodwill (Note 5)	11,875,331	11,233,665
Other Assets (Note 6(b))	1,003,377	1,045,272
Total Assets	$31,294,229	$32,107,986

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses (Note 3(a))	$1,734,197	$1,491,116
Current portion of notes payable and capitalized lease obligations	217,495	162,885
Accrued payroll, vacation and related taxes	1,189,446	1,424,462
Billings in excess of costs (Note 2(a))	1,835,251	2,463,366
Other accrued liabilities (Notes 2(a) and 3)	1,022,912	1,632,768
Total Current Liabilities	5,999,301	7,174,597
Notes Payable and Capitalized Lease Obligations, Less Current Maturities	767,616	343,621
Deferred Gain - Assets held for sale (Note 3(a))	508,179	596,133
Other Long Term Liabilities (Note 3)	693,660	643,168
Total Liabilities	7,968,756	8,757,519
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, and 250,291 and 251,659 shares issued and outstanding, respectively (Note 4)
Series C Convertible preferred stock (Note 4(a))	248	248
Series D-1 Convertible preferred stock (Note 4(b))	2	3
Common stock, $0.0001 par value; 100,000,000 shares authorized, and
43,528,769 and 42,306,871 shares issued and outstanding,
respectively (Note 4)	4,353	4,231
Additional paid-in capital	40,194,274	40,441,249
Accumulated deficit	(16,873,404)	(17,095,264)
Total Stockholders’ Equity	23,325,473	23,350,467
Total Liabilities and Stockholders' Equity	$31,294,229	$32,107,986

The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended				Nine Months Ended
September 30,	2008	%	2007	%	2008	%	2007	%
Net Sales	$9,042,268	100.0%	$7,606,322	100.0%	$28,261,633	100.0%	$25,310,938	100.0%
Total Cost of Sales*	7,263,658	80.3%	5,402,113	71.0%	22,023,363	77.9%	18,519,652	73.2%
Gross Margin	1,778,610	19.7%	2,204,209	29.0%	6,238,270	22.1%	6,791,286	26.8%
Operating Expenses
Marketing and sales	811,384	9.0%	796,695	10.5%	2,271,189	8.0%	2,189,571	8.7%
Research and development	169,446	1.9%	101,890	1.3%	622,913	2.2%	265,045	1.0%
General and administrative	449,728	5.0%	1,141,599	15.0%	2,758,020	9.8%	3,798,169	15.0%
Total Operating Expenses*	1,430,558	15.8%	2,040,184	26.8%	5,652,122	20.0%	6,252,785	24.7%
Income from Operations	348,052	3.8%	164,025	2.2%	586,148	2.1%	538,501	2.1%
Non-Operating Income/(Expense)
Interest and other income	22,233	0.2%	13,868	0.2%	83,004	0.3%	44,847	0.2%
Interest and other expense	(45,929)	-0.5%	(63,104)	-0.8%	(88,440)	-0.3%	(196,417)	-0.8%
Gain on building sale (Note 3(a))	29,318	0.3%	29,319	0.4%	87,952	0.3%	87,955	0.3%
Loan fee (Note 3(b))	(49,635)	-0.5%	(86,302)	-1.1%	(148,814)	-0.5%	(259,865)	-1.0%
Total Non-Operating Income/(Expense)	(44,013)	-0.5%	(106,219)	-1.4%	(66,298)	-0.2%	(323,480)	-1.3%
Income Before Taxes	304,039	3.4%	57,806	0.8%	519,850	1.8%	215,021	0.8%
Income tax provision	10,700	0.1%	-	0.0%	21,915	0.1%	800	0.0%
Net Income	$293,339	3.2%	$57,806	0.8%	$497,935	1.8%	$214,221	0.8%

Net Income	293,339		57,806		497,935		214,221
Less Preferred dividend payments	(80,979)		(133,462)		(276,075)		(416,096)
Net Income (Loss) Available to Common Stockholders	212,360		(75,656)		221,860		(201,875)
Net Income Per Share:	$0.00		$(0.00)		$0.01		$(0.01)
Weighted-Average Shares Outstanding	43,337,330		30,914,735		42,841,536		30,044,852
Fully Diluted Net Income (Loss) Per Share:	$0.00		$(0.00)		$0.00		$(0.01)
Fully Diluted Weighted-Average Shares Outstanding	43,563,060		30,914,735		47,724,890		30,044,852

* The following table shows how the Company's stock option expense would be allocated to all expenses.

Cost of sales	$52,529		$84,701		$182,040		$162,074
Marketing and sales	16,219		25,536		28,277		58,864
Research and development	-		-		-		-
General and administrative	95,103		(20,197)		209,962		81,206
Total Non-Cash Stock Option Expense	$163,851		$90,040		$420,279		$302,144
The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

Nine Months Ended September 30,	2008	2007
Cash Flows From Operating Activities
Net income	$ 497,935	$ 214,221
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,045,366	887,031
Gain on disposal of building sale	(87,954)	(87,954)
Stock option expense	420,279	302,144
Non-cash loan fee amortization	212,500	259,865
Change in operating assets and liabilities	114,647	(2,355,154)
Net Cash Provided By (Used in) Operating Activities	2,202,773	(779,848)
Goodwill	(116,667)	-
Other intangible assets	(133,645)	-
Purchases of fixed assets	(939,192)	(881,517)
Net Cash Used in Investing Activities	(1,189,504)	(881,517)
Cash Flows From Financing Activities
Principal payments on notes payable and capitalized lease obligations	(211,568)	(41,415)
Dividend payments on Series C and Series D-1 preferred stock	(314,421)	(436,604)
Proceeds from revolving credit facility	-	1,984,402
Employee stock purchase plan	59,791	49,802
(Repurchase) Issuance of preferred stock	(1,361,111)	(859,329)
Proceeds from issuance of common stock	95,114	4,618,674
Net Cash (Used in) Provided by Financing Activities	(1,732,195)	5,315,530
Net (Decrease) Increase in Cash	(718,926)	3,654,166
Cash at Beginning of Period	6,521,003	1,438,146
Cash at End of Period	$ 5,802,077	$ 5,092,312

The accompanying notes are an integral part of these consolidated financial statements.

SpaceDev, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$ 32,669	$ 18,471
Taxes	$ 21,915	$ 800

Noncash Investing and Financing Activities:

During the nine months ended September 30, 2008 and 2007, the Company entered into capital leases in the amount of approximately $690,000 and $190,000, respectively.

During the nine months ended September 30, 2008 and 2007, the Company converted $73,866 and $92,577 of employee stock purchase plan contributions into 132,099 and 126,351 shares of common stock, respectively.

During the nine months ended September 30, 2008 and 2007, the Company converted $73,866 and $92,577 of employee stock purchase plan contributions into 132,099 and 126,351 shares of common stock, respectively.

During the nine months ended September 30, 2008, the Company issued 833,333 shares of its common stock related to the Starsys earnout settlement valued at approximately $525,000.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying consolidated financial statements of SpaceDev, Inc., a Delaware corporation (“the Company”) includes the accounts of the Company and its subsidiaries, Starsys, Inc., a Colorado corporation, and its inactive subsidiary Dream Chaser, Inc., a Delaware corporation.  In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB or Form 10-K.  Accordingly, reference should be made to the Company's Form 10-KSB filed on March 28, 2008 and other reports the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed.  The consolidated results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2008 or any future period, and the Company makes no representations related thereto.

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

2.         Accounting Policies

(a)  Revenue Recognition

The Company's revenues for the nine months ended September 30, 2008 were derived from United States government cost-plus fixed-fee (CPFF) contracts, United States government, government related and non-government firm fixed price (FFP) contracts, and commercial sales of component and subsystem products.  During the first nine months of 2008, approximately 44.7% of revenues from U.S. government contracts were derived from cost-plus-fixed-fee contracts, 52.7% from firm fixed price contracts, and 2.6% from time-and-material contracts compared to approximately 40.8%, 55.0% and 4.3% during the first nine months of 2007, respectively.  The Company’s government and government related revenue was approximately 68.0% of total revenue in the first nine months of 2008.  The remaining 32.0% of total revenue during the first nine months of 2008 was comprised of commercial or non-governmental revenue. The Company considers the United States government (“Government”) a major customer.  Government revenue is revenue generated directly by contracts with an agency of the federal government, i.e., where the Company is the prime contractor.  Government related revenue is revenue generated by contracts where the Company’s customer is a prime contractor or subcontractor to the Government and the Company is a subcontractor to them, i.e., the ultimate customer is a government agency.

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

The output from the Company’s contracts is generally based on milestones or performance targets set by the Company and its customers.  The Company’s contracts are negotiated with milestone payments that may not coincide with the level of effort or output measurement; thereby, creating the potential for a mismatch of costs and revenues on the front side or back side of the project.  An example might be a contract with a large up-front milestone payment for simply establishing a program plan.  The Company attempts to appropriately match revenue with expense, so in this instance, it would be inappropriate to recognize all of a milestone payment as revenue, since the proportional level of effort or cost incurred would have not yet been expended.

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

Recognition of losses on projects are taken as soon as the loss is reasonably determinable and accrued on the balance sheet in other accrued liabilities.  The current accrual for potential losses on existing projects represents approximately $0.1 million at September 30, 2008 and $0.3 million at December 31, 2007.  The accrual is adjusted as projects move toward completion and more accurate estimates are established.  Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions (when applicable) and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

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

(b) Inventory

Inventory is valued based on the lower-of-cost-or-market method and is disbursed on a First-In, First-Out (FIFO) basis, unless required by customer contract to be distributed by specific identification for lot control purposes.  Inventory includes raw material inventory, finished goods inventory and work-in-process inventory.  Work-in-process inventory includes, but is not limited to, program costs in excess of customer requirements to pay.  In those cases, costs may be held in work-in-process while the Company negotiates for contract modifications to cover those costs.  If the negotiations result in revenues in excess of those costs, the Company records a profit at the conclusion of the program.  If the negotiations result in revenues not in excess of those costs or no additional consideration, the Company records the full estimated program loss at the time of the notification.  The amount of such program costs held in work-in-process inventory on September 30, 2008 and December 31, 2007 was approximately $0.2 million and $0.5 million, respectively. The Company inventory detail follows:

Inventory	September 30, 2008	December 31, 2007
Raw Material	$684,518	$570,432
Work in Progress	220,415	528,614
Finished Goods	381,001	62,183
Subtotal	1,285,934	1,161,229
Inventory Allowance	(155,000)	(155,000)
Inventory, Net	$1,130,934	$1,006,229

Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those the Company projects, additional inventory write-downs may be required.  These are considered permanent adjustments to the cost basis of the inventory.  In 2007, the Company established an inventory reserve of approximately $0.2 million to cover such estimated obsolete items.  The Company evaluates the inventory allowance quarterly and has not adjusted it this year.

(c) Net income (loss) per common share

Basic earnings per share are calculated using the weighted average number of shares outstanding, according to the rules of SFAS No. 128, Earnings per Share during the periods.  Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods; however, where we have a loss, all derivative securities are excluded as they are anti-dilutive.  Under the treasury stock method the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Securities which are out-of-the-money are presumed not to be exercisable and have not been included in the dilution of the earnings per share.

(d)     Accounts receivable and allowances for uncollectible accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts.  The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.  At September 30, 2008 and December 31, 2007, the allowance for uncollectible accounts was approximately $63,000 and $62,000, respectively.

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

(f) Warranty

The Company has a warranty policy to assume obligations in connection with certain customer contracts.  The Company records a liability for the expected costs to service estimated warranty claims.  This amount is included in other liabilities.  Activity in the warranty liability account consisted of the following:

	September 30, 2008	December 31, 2007
Balance at January 1	$ 505,984	76,000
Accruals during the period	-	557,187
Reductions during the period	(159,106)	(127,203)
Balance	$ 346,877	$ 505,984

(g) Taxes

FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109, provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return.  The Company adopted FIN 48 effective January 1, 2007 and is in the process of completing a FIN 48 analysis.  The adoption of FIN 48 is not expected to impact the Company’s financial condition, results of operations or cash flows for the nine months ended September 30, 2008 and 2007.

(h) Reclassification

The Company has reclassified its costs in excess of billings from accounts receivable to a separate line on the balance sheet.  The Company also consolidated both short term and long term notes payable and capital leases on the balance sheet.

3.     Other Liabilities

Other accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

Other Accrued Liabilities at	September 30, 2008	December 31, 2007
Warranty accrual	$346,877	$505,984
Employee accruals	153,871	125,000
Legal, royalty and customer accuals	151,526	125,664
Customer deposits and other accruals	119,723	348,054
Provision for anticipated loss	71,995	315,544
Dividend (Series D-1 preferred stock)	38,070	76,475
Property and income tax accruals	49,872	30,993
Deferred rent	37,483	37,483
Dividend (Series C preferred stock)	42,898	42,899
Employee Stock Purchase Plan	10,597	24,672
Total other accrued liabilities	$1,022,912	$1,632,768

Other long term liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

Long Term Other Accrued Liabilities at	September 30, 2008	December 31, 2007
Long term portion of deferred rent	$ 693,660	$ 643,168

a)     Building and Deferred Gain.

In January 2003, the Company sold its interest in its Poway, California headquarters facility.  The transaction included the sale of the land and building and a deferred gain was recorded.  In conjunction with the sale, the Company entered into a lease agreement with the buyer to leaseback its facilities.  The Company's then chief executive officer provided a guaranty for the leaseback, which guaranty is still in place.  The gain on the sale of the facility was deferred and amortized in proportion to the gross rental charged to expense over the lease term.  The deferred gain of $1.2 million is being amortized at the rate of $117,272 per year for ten years ending in January 2013.  As of September 30, 2008, the deferred gain was $0.5 million.  This amortization is included in the Company's non-operating income/(expenses) and totaled approximately $88,000 for each of the nine months ended September 30, 2008 and 2007.

b)     Revolving Credit Facility.

On September 29, 2006, the Company entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by the Company on the facility.  The Company may borrow against the facility under an investment formula based on accounts receivable at an advance rate equal to 90% of eligible receivables and the lesser of: (a) 50% of eligible inventory (calculated on the basis of the lower-of-cost-or-market, on a first-in-first-out basis); or (b) $1.0 million, provided, however, that no more than $0.5 million of such eligible inventory may be in the form of work-in-process inventory.  There was no balance on this revolving credit facility at September 30, 2008 and December 31, 2007.

The facility bears interest at a rate equal to prime plus 2%.  This rate increases or decreases on the date the Prime Rate adjusts.  Interest is payable monthly.  Interest is due on the first business day of each month from October 2006 through maturity.  The term of the facility is scheduled to end on September 29, 2009.  At inception, Laurus received, as a loan fee, 310,009 unregistered shares of the Company’s common stock valued at $0.35 million plus cash fees of $0.18 million. The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten business days and was expensed over the first year of the note.  Laurus received an additional 283,286 unregistered shares of the Company’s common stock valued at $0.2 million at the first anniversary of the facility.  The value of these shares was determined based on the average trading price for the stock during the preceding ten business days, which was $0.72 per share, and the expense was amortized over the second year of the note.  The Company was to issue additional restricted shares of its common stock worth, in the aggregate, $0.2 million to Laurus on the third anniversary date of the facility, as the facility remains in place.  However, the Company and Laurus have agreed to postpone the issuance until January 2009, pending the outcome of the proposed acquisition of SpaceDev by Sierra Nevada Corporation.  If the acquisition transaction concludes in 2008, the facility will terminate and no additional shares will be due.  If the acquisition transaction does not conclude in 2008, the additional shares will be payable and the pricing of these additional shares will be based on the applicable preceding ten business day average trading price prior to the issuance of the common stock, and will be spread over the remaining nine months of the line.

Laurus agreed that when it can resell the unregistered shares under Rule 144, its resale on any one day could not exceed 10% of the daily trading volume.  The 310,009 and 283,286 shares previously granted under this revolving credit facility, and referenced above, were subsequently registered for resale on a registration statement.  The facility is not convertible into any class of the Company’s securities at any time during its term.  In addition, Laurus is strictly prohibited from engaging in any short sales of the Company’s common stock during the term of the facility.

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

4.     Stockholder's Equity - Preferred Stock, Common Stock, and Options

a)     Series C Preferred Stock.

On August 25, 2004, the Company issued 250,000 shares of its Series C Cumulative Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), to Laurus for an aggregate purchase price of $2.5 million or $10.00 per share (the "Stated Value").  The Series C Preferred Stock was originally convertible into shares of the Company's common stock at a rate of $1.54 per share.  On September 21, 2007, the Company adjusted the fixed conversion price from $1.54 to $0.62 per share due to a common stock financing with OHB Technology AG and MT Aerospace AG.  The Company had not previously re-priced the Series C Preferred Stock when the Series D-1 Preferred Stock was issued and the June 2007 warrant offer to preferred stockholders was made due to Laurus’ participation in those transactions.  The Company has received verbal and written waivers from Laurus on these previous transactions.

The Company accrues quarterly, cumulative dividends on the Series C Preferred Stock at a rate of 6.85% per annum.  During the nine month periods ended September 30, 2008 and 2007, the Company declared dividends payable of approximately $128,000 and $127,000, respectively, to the holders of its Series C Preferred Stock. These dividends are payable in cash or shares of common stock at the holder's option with the exception that dividends may be paid in shares of common stock for up to 25% of the aggregate dollar trading volume if the fair market value of the Company's common stock for the 20-days preceding the conversion date exceeds 120% of the conversion rate.  Accrued dividends were paid in cash during 2007 and the first and second quarters of 2008.  On September 30, 2008, accrued but unpaid dividends were approximately $43,000; these accrued dividends were paid in cash in October 2008.

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

b)     Series D-1 Preferred Stock.

On January 12, 2006, the Company entered into a Securities Purchase Agreement with a limited number of institutional accredited investors, including Tail Wind Capital, Bristol Capital Management, Nite Capital, Laurus and Omicron Capital (which has since transferred its preferred shares to Portside Growth & Opportunity Fund and Rockmore Investment Master Fund).  On January 13, 2006, the Company issued and sold to these investors 5,150 shares of Series D-1 Amortizing Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series D-1 Preferred Stock”), for an aggregate purchase price of $5.15 million, or $1,000 per share.  As of September 30, 2008, approximately 1,831 shares of Series D-1 Preferred Stock remain outstanding and approximately 3,319 shares of Series D-1 Preferred Stock had been repurchased through voluntary amortization, converted to the Company’s common stock or redeemed by investor request at a discount. In total, 75 shares of Series D-1 Preferred Stock were converted into 50,676 shares of the Company's common stock, 3,077 shares of Series D-1 Preferred Stock have been repaid through voluntary amortization, as provided for in the Securities Purchase Agreement, and 167 shares of Series D-1 Preferred Stock have been repurchased through an investor request at a 15% discount.  The Company also issued various warrants to these investors as described below.  The Company paid cash fees and expenses of approximately $119,000 to a finder for the introduction of potential investors in this financing, and paid $60,000 to the lead investor's counsel for legal expenses incurred in the transaction.  The shares of Series D-1 Preferred Stock are convertible into shares of the Company's common stock at a rate of $1.48 per share and accrue quarterly, cumulative dividends at a rate of LIBOR plus 4% on the first day of the applicable quarter. As of September 30, 2008, the Company had accrued Series D-1 dividends of approximately $38,000, which were paid in October 2008.

Certain warrants the Company issued to the Series D-1 investors at the closing entitled the investors to purchase up to an aggregate of 1,135,138 shares of the Company's common stock at an exercise price of $1.51 per share.  On August 23, 2006, Omicron transferred and assigned to Rockmore Investment Master Fund Ltd., warrants on 69,820 shares of the Company’s common stock.

On May 31, 2007, the Company offered to all holders of these warrants the opportunity to exercise the warrants at a specially reduced price to be calculated as 80% times the volume weighted average price (VWAP) of its common stock for the 20 trading days preceding the warrant holder’s acceptance of the offer. Although this written offer expired by its terms on June 15, 2007, the Company orally extended the offer to June 29, 2007 and Laurus accepted, exercising 500,000 of its 639,203 warrants of this series for $0.29 million cash.  The VWAP for the 20 trading days preceding June 29, 2007 was $0.725 per share making the strike price of the common stock warrant $0.58 which is 80% of the $0.725.  Due to a ratchet anti-dilution provision in the warrants of this series, the exercise price of the remaining 635,138 warrants in the series (which included 139,203 warrants that were then still owned by Laurus) was reduced to $0.58 per share as a result of this transaction, and otherwise the remaining warrants remain in full force and effect in accordance with their original terms.

On October 29, 2007, Nite Capital LLC transferred and assigned to Fort Mason Master LP and Fort Mason Partners LP warrants for the purchase of 55,104 shares of common stock.  On March 7, 2008, Laurus transferred their remaining 139,203 warrants to PSource Structured Debt Limited.  On July 21, 2008, Omicron transferred and assigned to Warrant Strategies Fund, warrants for the purchase of 150,595 shares of common stock.

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

The Series D-1 Securities Purchase Agreement contains a number of covenants by the Company, which includes an agreement not to effect any transaction involving the issuance of securities convertible, exercisable or exchangeable for the Company's common stock at a price or rate per share which floats (i.e., which may change over time), without the consent of a majority of the Series D-1 preferred stockholders, so long as any shares of Series D-1 Preferred Stock are outstanding, subject to certain conditions.

In connection with the Series D-1 Preferred Stock financing, Laurus consented to and waived certain contractual rights.  The Company paid Laurus Capital Management, L.L.C., the manager of Laurus Master Fund, an amount of $87,000 in connection with Laurus' delivery of the consent and waiver.

c)     Common Stock Options

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006.  For the nine months ended September 30, 2008 and 2007, the Company expensed approximately $420,000 and $302,000 of stock option expenses due to SFAS 123(R).  The Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.  Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted.  The risk-free interest rate was estimated and ranged from 2.17% to 4.75%, expected volatility ranged from 48.60% to 94.36% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.

5.  Goodwill and Intangible Assets

In January, 2006, the Company completed the acquisition of Starsys Research Corporation by forward triangular merger.  The Company initially accounted for $12.2 million of the acquired assets as goodwill and later in 2006, reduced the goodwill allocation to $11.2 million by identifying approximately $1.0 million in fixed assets and intangible assets, which are being amortized over their estimated useful lives. The weighted average amortization period for these intangible assets is currently approximately 8 years.  During the nine months ended September 30, 2008 and 2007, the Company completed its annual impairment test of goodwill and concluded that goodwill was not impaired.

On July 15, 2008, the Company entered into a Release agreement with the Shareholder Agent for the former shareholders of Starsys Research Corporation.  In exchange for a release of potential claims by the Shareholder Agent and other former Starsys Research Corporation shareholders related to the payment of earnout merger consideration under the Agreement and Plan of Merger and Reorganization dated October 24, 2005, as subsequently amended, among Starsys Research Corporation, Monoceros Acquisition Corp., the Company and the Shareholder Agent, the Company agreed to pay the former shareholders $116,667 in cash and 833,333 shares of Company common stock.  The Company recorded additional goodwill in the amount of approximately $642,000 related to this transaction, increasing the total goodwill related to the acquisition of Starsys Research Corporation to approximately $11.9 million.

6.     Other Assets

a)     Other Current Assets

Other current assets consist of a variety of prepaid items and other cash advances for items which are expected to occur within the next year.  The following is a listing of items that constitute the Company’s other current assets at September 30, 2008 and December 31, 2007.

Other Current Assets at	September 30, 2008	December 31, 2007
Financing fees	$ 111,764	$ 421,986
Software prepaid license	115,499	152,219
Rental prepaid short term	78,573	78,573
Insurance prepaid	54,947	27,585
All other short term deposits	76,201	19,110
Property tax prepayment	19,595	2,647
Total Other Current Assets	$ 456,579	$ 702,120

b)     Other Assets

Other assets consist of prepaid and other cash advances for items which are expected to occur at a date beyond twelve months into the future. The following is a listing of items that constitute the Company’s other assets at September 30, 2008 and December 31, 2007.

Other Assets at	September 30, 2008	December 31, 2007
Louisville facility letter of credit	$ 550,352	$ 535,669
Deposits	346,224	339,683
Deferred expenses	106,801	169,920
Total Other Assets	$ 1,003,377	$ 1,045,272

7.  Subsequent Events

On October 20, 2008, SpaceDev entered into an Agreement and Plan of Merger with Sierra Nevada Corporation, a Nevada company, and SDV Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Sierra Nevada Corporation.  The Merger Agreement provides for the acquisition of the Company by Sierra Nevada Corporation by way of a statutory merger of SDV Acquisition Corp. with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Sierra Nevada Corporation.  Under the Merger Agreement, the holders of the Company’s common stock will receive, in the aggregate with respect to their shares of common stock, an amount equal to $38 million less amounts (where applicable, in excess of stated thresholds) paid to repurchase, redeem or terminate the Company’s preferred stock, stock options and certain warrants, or to satisfy certain other expenses.  After taking into account anticipated expenses associated with such matters, it is expected that upon consummation of the merger, each outstanding share of common stock of the Company, other than any dissenting shares, will be cancelled and converted into the right to receive between $0.70 and $0.72 in cash, without interest.  The final amount payable to holders of common stock at the effective time of the Merger will vary based upon, among other things, the amount of such expenses actually incurred by the Company and the effect, if any, of certain adjustment provisions set forth in the Merger Agreement.

The closing of the Merger is subject to certain closing conditions, including adoption of the Merger Agreement by the Company’s stockholders.  The Company intends to file and send definitive proxy materials in connection with soliciting proxies for adoption of the Merger Agreement.

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

Overview

SpaceDev, Inc., a Delaware corporation, together with our subsidiaries, (“SpaceDev,” “we,”  “us,” “our,” or “Company”), is a leading independent space technology company.  We are engaged in the conception, design, development, manufacture, integration, sale, and operation of space systems, subsystems, products and services, as well as the design, manufacture, and sale of mechanical and electromechanical subsystems and components for spacecraft.  We are currently focused on the commercial and military development of low-cost small satellites and related subsystems, hybrid rocket propulsion for space and launch vehicles, subsystems that enable critical spacecraft functions such as pointing solar arrays and communication antennas and restraining, deploying and actuating moving spacecraft components.  We maintain our corporate headquarters in California and operating centers in California, Colorado and North Carolina and currently have approximately 173 full and part time employees.

During the nine months of 2008, approximately 68.0% of our revenues were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 32.0% were generated from commercial contracts. During the same period in 2007, approximately 74.8% of our net sales were generated from direct government contracts, and from government-related work through subcontracts with others, while the remaining 25.2% was generated from commercial contracts.  Currently, we are focusing on the domestic United States government market, which we believe is only about one-half of the global government market for our mission solutions, products, services and technologies.  We are restricted by export control regulations, including International Traffic in Arms Regulations, which may limit our ability to develop market opportunities outside the United States.  However, international revenues have historically represented less than 5% of our total net sales and we are interested in exploring further international contract opportunities.  Our new and evolving relationship with OHB Technology AG and MT Aerospace AG may influence our decision and ability to operate in the international marketplace, as well as for them to operate in the United States government and civil marketplace.

During the first nine months of 2008, we submitted over 167 bids or proposals for government or commercial programs and continued our work with the United States Congress to identify directed funding for our programs.

Financing

Revolving Credit Facility

In September 2006, we entered into a $5.0 million financing arrangement with Laurus Master Fund, Ltd. (“Laurus”).  The financing is effected through a revolving note for up to $5.0 million, although the exact principal balance at any given time will depend on draws made by us on the facility.  The revolving credit facility had a zero balance at September 30, 2008 and December 31, 2007.

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

The revolving credit facility bears interest at a rate equal to prime plus 2% and is payable monthly.  The rate will be increased or decreased on the date the Prime Rate is adjusted.  Interest is due on the first business day of each month through maturity.  The term of the facility is scheduled to end on September 29, 2009.  At inception, Laurus received, as a loan fee, 310,009 unregistered shares of our common stock valued at $0.35 million plus cash fees of $175,000.  The value of these shares was determined based on the $1.13 average trading price for the stock during the preceding ten (10) business days and the expense was amortized daily over the first year of the note.  The cash loan fee is being amortized over 36 months.  In September 2007, Laurus became entitled to an additional 283,286 shares, valued at $0.2 million upon the first anniversary of the facility.  This $0.2 million was amortized over twelve months.  We will issue additional restricted shares of our common stock worth, in the aggregate, $0.2 million to Laurus in January 2009, if the facility remains in place and the pending acquisition with Sierra Nevada Corporation does not close.  The pricing of these additional shares will be based on the applicable preceding 10 business day average trading price prior to the issuance of the common stock.  The facility is not convertible into any class of our securities.

Laurus agreed that if and when it can resell the unregistered shares under Rule 144, its resale on any one day could not exceed 10% of the daily trading volume. We registered the 310,009 shares and 283,286 shares, which totaled 593,295 shares, for resale in a registration statement that we filed in January 2008 and which was declared effective by the Securities and Exchange Commission in February 2008.  In addition, Laurus is strictly prohibited from engaging in any short sales of our common stock during the term of the facility.

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

Selection of Significant Contracts

In June 2002, Starsys Research Corporation was awarded a contract from Northrop Grumman Space Technology for the design, development, assembly, and test of two configurations of flat plate gimbal drive assemblies.  These gimbals are used to position six dish antennas and two nulling antenna systems for each of two large spacecraft.  Subsequent to this award, Northrop Grumman Space Technology modified this contract to include a third shipset bringing the total contract value to approximately $7.1 million.  In addition to eight flight unit deliveries per large spacecraft, the program includes development and qualification hardware.  This contract was awarded as a firm fixed price contract with the final delivery scheduled for March 2007 and was part of our acquisition of Starsys Research Corporation on January 31, 2006.  We recorded revenues from this contract during the first nine months of 2008 and from February 1, 2006 through December 31, 2007 of approximately $0.1 million and $4.3 million, respectively.  We experienced significant cost overruns on this contract.  Prior to our merger, the contract was modified to add an additional $1.7 million.  After the merger, we negotiated contract modifications in both the timing of payments and in the amount of additional contract consideration of up to $1.0 million based on the achievement of specific milestones.  Of the additional possible $1.0 million, we achieved milestones entitling us to the majority of the incentive payments, which partially mitigated the impact of significant cost, scope and requirement changes and overruns.  Since we were successful in achieving our performance targets, we defrayed some of our cost overruns.  We completed this program during the first quarter of 2008 and the total contract value of $9.6 million has been recognized.

In March 2004, we were awarded a five-year, cost-plus fixed-fee indefinite delivery/indefinite quantity contract for up to approximately $43 million to conduct a microsatellite distributed sensing experiment (intended to design and build up to six responsive, affordable, high performance microsatellites to support national missile defense), an option for a laser communications experiment, and other microsatellite studies and experiments as required in support of the Advanced Systems Department of the Missile Defense Agency.  The overall contract initially called for us to analyze, design, develop, fabricate, integrate, test, operate and support a networked cluster of three formation-flying boost phase and midcourse tracking microsatellites, with an option to design, develop, fabricate, integrate, test, operate and support a second cluster of three formation-flying microsatellites to be networked on-orbit with high speed laser communications technology.  This overall contract proceeded under a phased approach.  The first phase, executed under Task Order I for approximately $1.1 million, was awarded in April 2004, completed in September 2004, and resulted in a general mission and microsatellite design.  The second phase, executed under Task Order II for approximately $8.3 million, was awarded in October 2004 and was originally expected to be completed by January 2006 but was extended at the request of the Missile Defense Agency with an increased funding of $1.5 million, and subsequently completed in March 2006.  Task Order II resulted in a detailed mission and microsatellite design, which underwent a successful Critical Design Review in March 2006.  Task Order III, the first of several task orders expected during the third phase, was awarded in April 2006 for a total of approximately $1.5 million, which was later amended to approximately $2.5 million and was successfully completed in June 2006. Task Order IV was awarded by the Missile Defense Agency in July 2006, with initial funding of approximately $4.0 million through November 2006.  Task Order IV was subsequently amended to approximately $4.5 million and extended through June 15, 2007.  On April 12, 2007, we finalized a contract modification to Task Order IV with the Missile Defense Agency.  The main content of the change was to: 1) extend the period of performance from June 15, 2007 to September 30, 2007 and subsequently to March 31, 2008; 2) increase the funding ceiling from approximately $4.5 million to approximately $9.0 million; 3) provide approximately $1.6 million in funding toward the increased ceiling; and 4) change the statement of work to reflect the delivery of one microsatellite.  On May 11, 2007 the remaining $2.9 million in funding was provided to fully fund the $9.0 million task order.  We were informed that there was no Government Fiscal Year 2008 funds available from the Missile Defense Agency to support our microsatellite distributed sensing experiment beyond the funds described above.  Government contract funds from the Missile Defense Agency from Government Fiscal Year 2007 were not exhausted in that fiscal year and were used to cover phase completion costs through January 2008.

In January 2008, we arranged for another government agency, the Department of Defense office of Operationally Responsive Space, to fund our continued development through their new Jumpstart Mission.  Task Order IV was amended to include the Jumpstart Mission, adding an additional $3.5 million in funding on a fixed price Contract Line Item Number (“CLIN”).  In July 2008, the Missile Defense Agency transferred the contract vehicle to the U.S. Army Space and Missile Command.  In September 2008, Task Order IV was amended to add approximately $0.5 million in funding on a cost plus fixed fee CLIN.  We recognized revenues of approximately $4.0 million under this contract during the first nine month of 2008, and $25.2 million under this contract from inception through September 30, 2008. (See Risk Factors: “Some of our government contracts are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded” and “A substantial portion of our net sales are generated from government contracts, which makes us susceptible to the uncertainties inherent in the government budgeting process.  In addition, many of our contracts can be terminated by our customer.)

In January 2005, we were awarded a firm fixed price contract from Raytheon in Goleta, California for the design, development, manufacture, assembly and test of the Aerosol Polarimetry Sensor, Scan Mirror Motor/Encoder Assembly.  The Aerosol Polarimetry Sensor instrument is slated to fly on the NASA Glory mission.  The Aerosol Polarimetry Sensor instrument is also a prime candidate for a secondary payload on National Polar-orbiting Operational Environmental Satellite System (NPOESS).  The Scan Mirror Motor/Encoder Assembly consists of low ripple, precision brushless DC motor and optical encoder assembly.  The program consists of a development unit, engineering unit, qualification/life test unit, and flight units. This contract was awarded as a cost-plus fixed-fee contract at a value of $2.5 million.  In July 2006, the contract was modified to add approximately $2.5 million with incremental funding bringing the contract value to $5.0 million and extended the period of performance to March 2009.  We continue to receive incremental funding and as of June 30, 2008 the contract value is approximately 5.3 million.  We recorded revenues from this contract during the first nine months of 2008 and from February 1, 2006 through December 31, 2007 of approximately $0.7 million and $3.4 million, respectively.

In February 2006, the Air Force Research Laboratory awarded us two deployable boom technology contracts for advance research and development of a self-deployed articulated boom for approximately $1.0 million and a jack screw deployed boom for approximately $1.5 million.  We recorded revenues from this contract during the first nine months of 2008 and from February 2006 through December 31, 2007 of approximately $0.1 million and $2.3 million, respectively.

In June 2006, Lockheed Martin Commercial Space Systems awarded us a firm fixed price contract for the design and fabrication of the antenna pointing gimbals onboard the US Navy’s Mobile User Objective System (“MUOS”).  The initial award is for two flight shipsets and includes two standard A2100 5-meter antenna gimbal assemblies, four Ka-Band antenna gimbal assemblies and two 14-meter gimbal assemblies.  The current contract includes the development and qualification of the Ka-Band and 14-meter gimbal designs in addition to delivery of standard gimbals that we have previously provided for the A-2100 bus.  Proposals have been submitted for additional gimbals supporting three additional MUOS spacecraft for approximately $3.0 million in addition to the baseline procurement.  The current value of this contract is approximately $5.0 million.  We recognized $1.3 million of revenues from this contract during the first nine months of 2008 and from June 2006 through December 31, 2007 we recorded approximately $3.0 million in revenue.  We experienced cost overruns on this contract and are currently working with the customer for possible additional contract modifications to this program.

In July 2006, we were awarded a contract from the Air Force Research Laboratories in support of a Broad Agency Announcement. This contract allows tasks to be identified, approved, and funded to develop innovative technologies in the field of deployable structures for spaceflight applications. The current contract value is $1.8 million.  Deployable structures are designed to enable the placement of large payloads within the constrained volume of the launch vehicle and then to deploy, or erect, a larger system once the satellite or vehicle is no longer constrained by the enclosed volume of the launch vehicle fairing. The development efforts to date have focused on deployable antennae for commercial applications, large systems for a variety of radio frequency missions, and deployable optical systems. We recorded revenues from this contract during the first nine months of 2008 and from July 2006 through December 31, 2007 of approximately $0.6 million and $0.4 million, respectively.

In August 2006, we were awarded a firm fixed price contract to provide the solar array drive, antenna pointing actuators, and gimbal control electronic assemblies for the Lunar Reconnaissance Orbiter program from NASA Goddard Space Flight Center and Swales Aerospace. The total contract value is in excess of $6.8 million.  The Lunar Reconnaissance Orbiter mission is scheduled to launch in late 2008 as part of NASA's Lunar Precursor and Robotic Program. The spacecraft required two drive actuators to align the solar panels with the sun, and a two axis pointing mechanism to align the downlink antenna for communication with earth.  We provided these actuators for the large spacecraft along with the electronics to control them.  A total of seven actuators and five control electronics assemblies were delivered under the contract.  We recorded revenues from this contract during the first nine months of 2008 and from August 2006 through December 31, 2007 of approximately $0.3 million and $5.8 million, respectively.

In August and November 2006, we were awarded two contracts to provide hardware for the H-II Transfer Vehicle for Ishikawa Aerospace and JAXA, the Japanese Space Agency.  The H-II Transfer Vehicle will provide servicing missions to deliver supplies to the International Space Station.  These contracts were obtained as follow-on to a prior development contract started in 2002.  The total value of these two contracts is $1.2 million. JAXA is continuing to market supply missions which may result in further contract growth to this award.  We recorded revenues from these contracts during the first nine months of 2008 and from August 1, 2006 through December 31, 2007 of approximately $0.1 million and $1.1 million, respectively.

In February 2007, we were awarded a $1.4 million cost reimbursable design and development subcontract with NASA’s Jet Propulsion Laboratory in support of the Mars Science Laboratory mission.  In 2007, this contract was modified to a value of approximately $1.9 million, and in 2008, we received an additional contract modification bringing the total contract value today to approximately $3.3 million.  We will develop and deliver electromechanical Descent Brake dampers.  The contract period of performance is approximately 18 months.  NASA’s Mars Science Laboratory mission will deliver a 1,800-pound rover to the surface of Mars in 2010.  Rather than the airbag landing system used by the Mars Exploration Rover mission, a “Skycrane” landing system will use a rocket-decelerated Descent Stage that will hover and gently lower the rover on a 25-foot long bridle cord.  A critical component of the “Skycrane” landing system is the Descent Brake that will lower the rover in less than seven seconds with a controlled speed profile that will provide a gentle touch-down on the Martian surface.  We recorded revenues from this contract during the first nine months of 2008 and from inception through December 31, 2007 of approximately $1.4 million and $1.9 million, respectively.

In March 2007, we received a follow-on order from Ball Aerospace and Technology Corporation for solar array rotational drive assemblies and drive control electronics for the Digital Globe WorldView-2 satellite program. The value of the order is approximately $1.3 million increasing the total contract value to $2.5 million.  The Starsys Quiet Array Drive Micro-Stepping motion control technology will be utilized on the Ball Aerospace BCP 2000 platform, which will articulate each of the two solar arrays for alignment with the sun. The WorldView-2 satellite is scheduled to be ready for launch in late 2008 and is expected to expand the capabilities of Digital Globe’s world imaging portfolio. We recorded revenues from this contract during the first nine months of 2008 and from inception through December 31, 2007 of approximately $0.5 million and $1.9 million, respectively.

In May of 2007, we were awarded a firm-fixed-price contract from Lockheed Martin to develop several large brushless DC motor designs for an undisclosed mission.  The original contract value was for $248,500.  Through a series of modifications to further the design, manufacture, and test the motors, the contract funded value has grown to over $2.8 million through September 30, 2008.  We recorded revenues from this contract during the first nine months of 2008 and from inception through December 31, 2007 of approximately $1.7 million and $0.9 million, respectively.  In July of 2008, a follow-on contract for flight motors was awarded. This new contract has a value of over $1.6 million ($0.7 million of which is currently funded) bringing the total value of this effort to $4.4 million.

In September 2007, we were awarded a cost reimbursable design and development contract with the Defense Advanced Research Projects Agency to develop a Solar Thermal Propulsion demonstration article as a subsystem of a small satellite that is intended to enable the first Solar Thermal Propulsion flight experiment.  The program consists of a six-month Base Program culminating in a Critical Design Review, followed by a six-month option culminating in a Solar Thermal Propulsion demonstration.  The award of the option was contingent on the Defense Advanced Research Projects Agency’s evaluation of the research results of the Base Program against a set of Go and No-Go criteria.  The contract value for the initial Base Program is $3.8 million. The option was exercised on May 14, 2008, bringing the total contract value to approximately $7.3 million.  We recorded revenues from this contract during the first nine months of 2008 and from inception through December 31, 2007 of approximately $4.4 million and $1.2 million, respectively.

In February 2008, we were awarded a cost-plus fixed fee contract from NASA’s Jet Propulsion Laboratory to provide gearboxes to be used on the Mars Science Laboratory mission. NASA’s Mars Science Laboratory mission will deliver a 1,800-pound rover to the surface of Mars in 2010.  The total contract value is over $2.5 million and is scheduled to complete by December 31, 2008.  This contract was awarded when previously contracted efforts with another supplier were deemed unable to satisfy the program needs.  We recorded revenues from this contract during the first nine months of 2008 of approximately $2.2 million.

In August 2008, we were awarded a cost-plus fixed fee contract with Scaled Composites to assist Scaled in the development of a production rocket motor for SpaceShipTwo, the first commercial space vehicle designed for space tourism.  The vehicle is being designed by Scaled for Virgin Galactic and is part of a complete space system that also includes the recently unveiled WhiteKnightTwo carrier aircraft.  The WhiteKnightTwo aircraft will ferry SpaceShipTwo and thousands of private astronauts, science packages and payloads as the first stage of Virgin Galactic’s sub-orbital space experience.  SpaceDev will be providing engineering services to refine the design of the hybrid rocket motor being developed by Scaled Composites, as well as providing the development, manufacture and integration of key prototype rocket motor system components.  Also, SpaceDev will be conducting ground tests on those motor components and will be working to assist Scaled in the full-scale rocket test program both on the ground and during SpaceShipTwo flight tests.  The total contract value is approximately $15.2 million and has a period of performance that runs through August 31, 2012.  We recorded revenues on this contract from inception through September 30, 2008 of approximately $0.6 million.

In August 2008, we were awarded 2 separate contracts related to NASA’s Crew Exploration Vehicle program.  These two contracts will develop the Atmospheric Revitalization System (ARS) Fan Motor and the Liquid Cooled Garment (LCG) Pump Motors in support of the Orion Program for our customer Hamilton Sundstrand, a United Technologies company.  Both motors are critical components of the life support systems for the Orion CEV astronauts.  The ARS Fan assembly recirculates air within the Orion vehicle. The LCG pump motor provides coolant flow to an umbilical suit designed to support the astronauts when missions take them outside of the vehicle cabin.  The ARS contract is valued at $1.2 million and will likely grow as the requirements evolve.  The second contract for the LCG is also valued at nearly $1.2 million.  Both of these efforts are expected to lead to flight hardware production efforts when and if the development programs are completed.

In September 2008, Space Systems Loral awarded us a modification to an existing $0.5 million long-lead procurement contract.  This modification funds the completion of an additional 813 of the Cell Shorting Devices, which are used in every SSL battery flown.  This modification brings the value of this contract to over $2.5 million.

Results of Operations

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations.

Nine-Months Ended September 30, 2008 -vs.- Nine-Months Ended September 30, 2007

During the nine months ended September 30, 2008, we had net sales of approximately $28.3 million as compared to net sales of approximately $25.3 million for the same nine month period in 2007, an increase of approximately 12%. Sales increased primarily due to additional cost plus fixed fee work of approximately $2.4 million, which was offset by a decline in fixed price and time and material contracts of approximately $1.0 million.  Government related work increased by approximately $1.8 million in the three months ended September 30, 2008, while non-government work declined by approximately $400,000. Revenue for the nine months ended September 30, 2008 from government and government related work was approximately $19.3 million, or 68.0% of net sales, and revenue from commercial customers was approximately $8.9 million, or 32.0% of net sales.  In comparison, in the nine months ended September 30, 2007, revenue from government and government related work was approximately $19.0 million, or 74.8% of net sales, and revenue from commercial customers was approximately $6.4 million, or 25.2% of net sales. As we continue to perform our SpaceShipTwo related contract with Scaled Composites, we expect this trend to continue.

For the nine months ended September 30, 2008, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $22.0 million, or 77.9% of net sales, as compared to approximately $18.5 million, or 73.2% of net sales, during the same period in 2007.  Our increase in cost of sales, or correspondingly our decrease in gross margin, was primarily due to the following factors:  1) an increase in our overhead costs; 2) reduction in utilization of the provision for anticipated loss reserves; and 3) a write-off of certain historical loss program costs including our MUOS program.  With respect to our overhead costs, we experienced an increase in our overhead costs including a lower than expected labor utilization rate and increases in our facility costs.  With respect to the anticipated loss reserves, when we acquired Starsys in 2006, a $1.6 million reserve was established.  The reserve was reduced during the 2006 to 2008 period as those programs were completed.  The reserve was reduced more in 2007 (approximately $0.5 million) than it was in 2008 (approximately $0.2 million).

Our operating expenses for the nine month period ended September 30, 2008 decreased approximately $0.6 million to approximately $5.7 million compared to approximately $6.3 million for the same nine month period in 2007.  Total operating expenses as a percentage of net sales decreased 4.7% from 24.7% for the nine months ended September 30, 2007 to 20.0% for the nine months ended September 30, 2008.  The following are the components of our operating expenses:

•
General and administrative expenses decreased approximately $1.0 million from approximately $3.8 million for the nine months ended September 30, 2007 to approximately $2.8 million for the same nine month period in 2008.  The decrease can be attributed to the improved efficiencies of sharing certain General and Administrative services companywide rather than supported at each location, including but not limited to accounting support, information systems support and contract support.  General and administrative expenses as a percentage of total net sales declined from 15.0% for the nine months ended September 30, 2007 to 9.8% for the same nine month period in 2008.

•
Research and development expenses increased to approximately $623,000, or 2.2% of net sales, for the nine months ended September 30, 2008, from approximately $265,000, or 1.0% of net sales, during the same period in 2007.  This increase of internally funded research and development was focused on programs to enhance our satellite capabilities and mechanical systems, including but not limited to our in house development of guidance and navigational control systems, small satellite production, and enhanced dual-axis pointing mechanism project.

•
Marketing and sales expenses increased to approximately $2.3 million, or 8.0% of net sales, for the nine months ended September 30, 2008, from approximately $2.2 million, or 8.7% of net sales, during the same period in 2007.  The increase was mainly due to engineering support of new proposal development.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted.  The risk-free interest rate was estimated and ranged from 2.17% to 4.75%, expected volatility ranged from 48.60% to 94.36% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  The total expense for the nine months ended September 30, 2008 and 2007 was approximately $0.4 million and $0.3 million, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
We recorded loan fees related to our revolving credit facility of approximately $149,000 and $260,000 for the nine months ended September 30, 2008 and 2007, respectively.  We issued 310,009 shares of our common stock, valued at $0.35 million, to Laurus in September 2006 for revolving credit facility loan fees, which we amortized over the initial 12 months.  We further issued 283,286 shares of our common stock, valued at $0.2 million, to Laurus in September 2007 for revolving credit facility loan fees, which we amortized from October 2007 through September 2008.

•
Interest and other expense for the nine months ended September 30, 2008 and 2007 was approximately $88,000 and $196,000, respectively.  The decrease was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not utilize the revolving line of credit during in 2008.  Interest and other expenses also includes cash fees of $175,000, which we are amortizing over 36 months, in connection to our  revolving credit facility mentioned above, which we are required to expense whether we utilize the facility or not.  We generated interest and other income for the nine months ended September 30, 2008 and 2007 of approximately $83,000 and $45,000, respectively, based on the levels of our cash balances in each period and other non-operating income.

•
We recognized approximately $88,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the nine month periods ended September 30, 2008 and 2007, and we will continue to amortize the remaining deferred gain of approximately $0.5 million into non-operating income over the remainder of the leaseback period, which expires in January 2013.

During the nine months ended September 30, 2008, we generated net income of approximately $0.5 million, or 1.8% of net sales, despite recognizing approximately $0.4 million in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $0.2 million, or 0.8% of net sales, for the same nine month period in 2007, which also included approximately $0.3 million in non-cash charges related to expensing stock options under SFAS 123(R).  During the nine months ended September 30, 2008, we had adjusted earnings before interest, taxes, depreciation and amortization, loan fees on our revolving facility, stock option expense, and gain on building sale, or Adjusted EBITDA, of approximately $2.1 million, or 7.3% of net sales, compared to approximately $1.7 million, or 6.8% of net sales, for the nine months ended September 30, 2007.

The following table reconciles Adjusted EBITDA to net income for the nine months ended September 30, 2008 and 2007:

For the nine months ending	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Net Income	$ 497,935	$ 214,221
Interest and other Income	(83,004)	(44,847)
Interest and other Expense	88,440	196,417
Provision for Income Taxes	21,915	800
Depreciation and Amortization	1,045,365	887,031
Loan Fees on Revolving Credit Facility	148,814	259,865
Stock Option Expense	420,279	302,144
Gain on Building Sale	(87,952)	(87,955)
Adjusted EBITDA	$ 2,051,792	$ 1,727,675

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

Three Months Ended September 30, 2008 -vs.- Three Months Ended September 30, 2007

During the three months ended September 30, 2008, we had net sales of approximately $9.0 million as compared to net sales of approximately $7.6 million for the same three month period in 2007, an increase of approximately 19%.  Sales increased primarily due to additional cost plus fixed fee work of approximately $2.4 million, which was offset by a decline in fixed price and time and material contracts of approximately $1.0 million.  Government related work increased by approximately $1.8 million in the three months ended September 30, 2008, while non-government work declined by approximately $400,000. Revenue for the three months ended September 30, 2008 from government and government related work was approximately $6.7 million, or 74.3% of net sales, and revenue from commercial customers was approximately $2.3 million, or 25.7% of net sales.  In comparison, in the three months ended September 30, 2007, revenue from government and government related work was approximately $4.9 million, or 64.5% of net sales, and revenue from commercial customers was approximately $2.7 million, or 35.5% of net sales.

For the three months ended September 30, 2008, we had costs of sales (direct and allocated costs associated with individual contracts) of approximately $7.3 million, or 80.3% of net sales, as compared to approximately $5.4 million, or 71.0% of net sales, during the same period in 2007.  Our increase in cost of sales, or correspondingly our decrease in gross margin, was primarily due to the following factors:  1) an increase in our overhead costs; 2) reduction in utilization of the provision for anticipated loss reserves; and 3) a write-off of certain historical loss program costs including our MUOS program.  With respect to our overhead costs, we experienced an increase in our overhead costs including a lower than expected labor utilization rate and increases in our facility costs.  With respect to the anticipated loss reserves, when we acquired Starsys in 2006, a $1.6 million reserve was established.  The reserve was reduced during the 2006 to 2008 period as those programs were completed.  The reserve was reduced more in 2007 (approximately $0.5 million) than it was in 2008 (approximately $0.2 million).

Our operating expenses for the three month period ended September 30, 2008 decreased approximately $0.6 million, to approximately $1.4 million compared to approximately $2.0 million for the same period in 2007.  Total operating expenses as a percentage of net sales decreased from 26.8% for the three months ended September 30, 2007 to 15.8% for the three months ended September 30, 2008.  The following are the components of our operating expenses:

•
General and administrative expenses decreased approximately $0.7 million from approximately $1.1 million for the three months ended September 30, 2007 to approximately $0.4 million for the same three month period in 2008.  The decrease can be attributed mainly to adjustments in our general and administrative rates, and to a lesser extent, improved efficiencies of sharing certain General and Administrative services companywide rather than supported at each location, including but not limited to accounting support, information systems support and contract support. General and administrative expenses as a percentage of total net sales decreased from 15.0% for the three months ended September 30, 2007 to 5.0% for the same three month period in 2008.

•
Research and development expenses increased to approximately $0.2 million, or 1.9% of net sales, for the three months ended September 30, 2008, from approximately $0.1 million, or 1.3% of net sales, of net sales, during the same period in 2007.  This increase of internally funded research and development related to programs which enhanced our satellite capabilities and mechanical systems, including but not limited to our in house development of guidance and navigational control systems, small satellite production, and an enhanced dual-axis pointing mechanism project.

•
Marketing and sales expenses remained essentially flat at approximately $0.8 million, or 9.0% of net sales, for the three months ended September 30, 2008, from approximately $0.8 million, or 10.5% of net sales, during the same period in 2007.

•
Our stock option expense is based on a calculation using the minimum value method as prescribed by SFAS 123(R), otherwise known as the Black-Scholes method.   Under this method, we used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted.  The risk-free interest rate was estimated and ranged from 2.62% to 3.11%, expected volatility ranged from 48.60% to 55.83% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be four years based on the average vesting period of options granted.  The total expense for the three months ended September 30, 2008 and 2007 was approximately $0.2 million and $0.1 million, respectively.

Non-operating expense (income) consisted of interest expense, interest income, and deferred gain on the sale of our building, as well as other non-cash loan fees and expenses.

•
We recorded loan fees related to our revolving credit facility of approximately $50,000 and $86,000 for the three months ended September 30, 2008 and 2007, respectively.  We issued 310,009 shares of our common stock, valued at $0.35 million, to Laurus in September 2006 for revolving credit facility loan fees, which we amortized over the initial 12 months.  We further issued 283,286 shares of our common stock, valued at $0.2 million, to Laurus in September 2007 for revolving credit facility loan fees, which we are amortizing from October 2007 through September 2008.

•
Interest and other expense for the three months ended September 30, 2008 and 2007 was approximately $46,000 and $63,000, respectively.  The decrease was mainly attributable to utilization of our revolving credit facility in 2007; whereas, we did not utilize the revolving line of credit during in 2008.  Interest and other expenses also include cash fees of $175,000, which we are amortizing over 36 months in connection to our revolving credit facility mentioned above, which we are required to expense whether we utilize the facility or not.  We generated interest and other income in the three months ended June 30, 2008 and 2007 of approximately $22,000 and $14,000, respectively, based on the levels of our cash balances in each period.

•
We recognized approximately $29,000 of the deferred gain on the 2003 sale of our Poway headquarters building during each of the three month periods ended September 30, 2008 and 2007, and we will continue to amortize the remaining deferred gain of approximately $0.5 million into non-operating income over the remainder of the leaseback period, which expires in January 2013.

During the three months ended September 30, 2008, we experienced net income of approximately $0.3 million, or 3.2% of net sales, despite recognizing approximately $0.2 million in non-cash charges related to expensing stock options under SFAS 123(R), compared to net income of approximately $58,000, or 0.8% of net sales, for the same three month period in 2007, which also included approximately $0.1 million in non-cash charges related to expensing stock options under SFAS 123(R).  During the three months ended September 30, 2008, we had adjusted earnings before interest, taxes, depreciation and amortization, loan fees on our revolving facility, stock option expense, and gain on building sale, or Adjusted EBITDA, of approximately $0.9 million, or 9.7% of net sales, compared to approximately $0.5 million, or 7.2% of net sales, for the three months ended September 30, 2007.

The following table reconciles Adjusted EBITDA to net income for the three months ended September 30, 2008 and 2007:

For the three months ended	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Net Income	$ 293,339	$ 57,806
Interest and other Income	(22,233)	(13,868)
Interest and other Expense	45,929	63,104
Provision for Income Taxes	10,700	-
Depreciation and Amortization	369,655	294,110
Loan Fees on Revolving Credit Facility	49,635	86,302
Stock Option Expense	163,851	90,040
Gain on Building Sale	(29,318)	(29,319)
Adjusted EBITDA	$ 881,558	$ 548,175

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

Liquidity and Capital Resources

Cash Flows for Nine Months Ended September 30, 2008 -vs.- Nine Months Ended September 30, 2007

Net decrease in cash during the nine months ended September 30, 2008 was approximately $0.7 million from $6.5 million at December 31, 2007 to $5.8 million at September 30, 2008.  The change was primarily due to the $1.4 million repurchase of Series D-1 Preferred Stock during the first nine months of 2008.  This is compared to a net increase in cash for the nine months ended September 30, 2007 of $3.7 million, from $1.4 million at December 31, 2006 to $5.1 million at September 30, 2007.  The change in 2007 was due to our raising approximately $4.6 million in cash from sales of our common stock as well as borrowing approximately $2.0 million on our revolving credit facility in the first nine months of 2007 to fund operations, whereas in 2008 working capital funded operations.  Net cash provided by operating activities totaled approximately $2.2 million for the nine months ended June 30, 2008, an increase of $3.0 million from the $0.8 million used in operations for the same nine month period in 2007.

Net cash used in investing activities totaled approximately $1.2 million for the nine months ended September 30, 2008, compared to approximately $0.8 million used in investing activities during the same nine month period in 2007. The increase was due to the August 2008 payment of $250,000 to former shareholders of Starsys to settle their acquisition earnout claims (this payment was allocated to goodwill and other intangible assets) and a slight increase in fixed assets being purchased in the first nine months of 2008 as compared to the first nine months of 2007.

Net cash used in financing activities totaled approximately $1.7 million for the nine months ended September 30, 2008, which is a decrease of approximately $7.0 million from approximately $5.3 million provided by financing activities during the same nine months in 2007.  This is primarily attributable to raising approximately $4.6 million, primarily from sales of our common stock to third parties in the nine months ended September 30, 2007 as well as borrowing $2.0 million under our revolving credit facility in 2007 to fund operations versus no use on the facility in the first nine months of 2008. In addition, we repurchased $1.4 million of our Series D-1 Preferred Stock preferred stock in the first nine months of 2008, versus $0.9 million in the same nine months of 2007.

Liquidity and Backlog

At September 30, 2008, our cash, which included cash reserves and cash available for investment, was approximately $5.8 million, as compared to approximately $5.1 million at September 30, 2007, an increase of approximately $0.7 million.  At September 30, 2008, our working capital ratio was approximately 1:2:1 versus 1:1:1 for the same date in 2007.

Our backlog was approximately $29.1 million at September 30, 2008, and at December 31, 2007.  Our backlog consists of contracted and contract-in-process business.  Our contracted business is the estimated value of contracts for which we are authorized to incur costs and for which orders have been recorded, but for which revenue has not yet been recognized.  Contracted business fluctuates due to a variety of events, including but not limited to the timing of awards.  Contracts-in-process business are situations where we have been informed that our bids on new contract work have been accepted, but due to issues, such as: delays in the adoption of the U.S. Government budget; changes in program budgets; and finalization of mutually acceptable contract terms and conditions, these contract opportunities have not been formalized.  Our contracted business was approximately $29 million and $16 million at September 30, 2008 and December 31, 2007, respectively.  Our contract-in-process business was approximately $100,000 at September 30, 2008 and $13 million at December 31, 2007.

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

Recent Accounting Pronouncements

There were no recent Accounting Pronouncements that affected the Company during the first nine months of 2008.  For past pronouncements, please refer to our Form 10-KSB filed on March 28, 2008.

Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made herein and presented elsewhere by management from time to time.

Uncertainty created by our proposed merger with Sierra Nevada Corporation may cause customers to delay, defer or not award business and/or lead to loss of employees.

Our recent announcement of the proposed acquisition of SpaceDev by Sierra Nevada Corporation could have an adverse effect on our customers and employees.  Current an dprospective customers may delay, defer or not award business because they are not familiar with Sierra Nevada Corporation and how they intend to operate once the acquisition is complete or because they fear our operations will be hampered by transition issues.  Also, if the transaction closes, we will no longer be a qualifying small business and may be seen as a competitor instead of a subcontractor to some of our customers.  The announcement could also have an adverse effect on new or potential customers because they may have business or competitive concerns with Sierra Nevada Corporation.

Our employees may, in anticipation of the merger transaction, decide to leave us because of the changes that will take place once the acquisition is complete, including the absence of equity opportunities.

The attention which our management has devoted to merger activities may have distracted them from attention to business.

Because of the time, manpower, and issues involving the merger with Sierra Nevada Corporation, management may not have had the time needed to focus on the day-to-day operations that they were hired to do.

Under the terms of our merger agreement and until we close or end the transaction, we require certain reviews and approvals from Sierra Nevada on commitments and actions.

Until we close the acquisition transaction with Sierra Nevada Corporation, major corporate actions such as proposals, new contracts, fixed asset purchases, hirings, etc. must be reviewed and approved by Sierra Nevada Corporation.  Sierra Nevada Corporation has the ability to reject or modify these actions and therefore if the acquisition transaction does not close, we could potentially lose an opportunity or be adversely affected.

The price of our stock may be limited to $0.72 per share due to the offer pricing from Sierra Nevada even if the value of our business increases.

Due to the commitment under the merger agreement with Sierra Nevada Corporation, we would be required to sell SpaceDev to Sierra Nevada Corporation for a maximum price of $0.72 per share, regardless of the market price of the stock or other factors, when all closing conditions have been satisfied or waived. Therefore, our stockholders would not be able to participate in any future increase in the value of our business.  Even stockholders who pursue Delaware appraisal rights instead of accepting the merger price would not receive additional money due to such potential future increases in value.

If the merger does not occur we would be harmed.

If for any reason the merger does not occur, we will be adversely affected in the market because of loss of momentum and the possibility other market participants would view the Company as damaged goods.  In addition, if the merger agreement is terminated for any of certain specific reasons, we would have to pay Sierra Nevada Corporation a $1.5 million termination fee.

The merger transaction with Sierra Nevada is subject to the satisfaction of closing conditions, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not completed, we may be subject to a number of risks, including:

•	the price of our common stock may decline to the extent that the market price of our common stock reflected a market assumption that the merger would be completed;

•	we could suffer the loss of customers, revenues and employees due to uncertainties resulting from an uncompleted merger; and

•
our costs related to the merger, such as legal and advisory fees, must be paid even if the merger is not completed. Such costs would reduce our reported earnings or increase our reported loss, for the period when it was determined that the merger would not be consummated. We estimate that we will incur aggregate direct transaction costs of between $1.5 million and $2.0 million associated with the Sierra Nevada merger transaction including legal fees, and investment banking costs.

We have been sued in connection with the Sierra Nevada transaction.

On October 30, 2008 and again on November 5, 2008, plaintiffs filed in California and Delaware two purported class action lawsuits related to the proposed transaction with Sierra Nevada Corporation. These lawsuits seek to prevent the proposed transaction as well as damages. The Company is obligated to commit resources to defending such litigation.  If the plaintiffs are successful, the court could potentially temporarily or permanently prevent the merger from taking place.

If we remain independent, our size might tend to limit our business opportunities.

If the acquisition transaction with Sierra Nevada Corporation does not close, we will continue to be considered a relatively small company.  Our size is determined by revenues, work force and capabilities. As a small company, our ability to compete successfully for a large amount of desirable business may be limited because customers perceive that larger suppliers are more dependable, have the resources to successfully execute larger programs and, therefore, are more stable.  Yet, if we cannot win such business, it may be difficult for us to rapidly grow our business through organic growth.  Prime contracts in our industry may be large in dollar amount and critical to national interests. As a practical matter, smaller companies are at a disadvantage when competing to be awarded such large contracts as the prime contractor, due to customer perception that larger companies might be more stable. For this purpose, we would currently be considered a "smaller company."

Our success depends on our ability to retain our key personnel.

Our success will be dependent upon the efforts of key members of our management and engineering team, including our Chairman and Chief Executive Officer, Mark N. Sirangelo, our President and Chief Financial Officer, Richard B. Slansky whose employment contracts currently expire in December 2008 and certain other key personnel.  The loss of either of these persons, or other key employees, including personnel with security clearances required for classified work and highly skilled technicians and engineers, could have a material adverse effect on us.  Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel.  The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us.  At this time, we do not maintain key man life insurance on any of our personnel.

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

If we remain independent and if we are unable to raise capital, we may be unable to fund operating cash shortfalls, necessary capital expenditures, and future growth opportunities.

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

Some of our contracts are staged and we cannot guarantee that all stages of the contracts will be awarded to us or fully funded.

Some of our contracts are phased contracts in which the customer may determine to terminate the contract between phases for any reason.  Accordingly, the entire contract amount may not be realized by us.  In the event that subsequent phases of these contracts are not awarded to us, or if they are awarded to us but not fully funded, it could have a material adverse effect on our financial position and results of operations.  For example, we were informed in 2007 that there were not going to be any GFY 2008 funds from the Missile Defense Agency to support our microsatellite distributed sensing experiment.  We were able to replace some, but not all, of the Missile Defense Agency funding support with funding from the Office of Operationally Responsive Space.

We provide our products and services primarily through fixed price and cost-plus- fixed-fee contracts. We have experienced significant losses on fixed price contracts, especially those requiring significant development. Cost overruns may result in further losses and could impair our liquidity position.

Under fixed price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all or a significant portion of the risk of losses as a result of increased costs on these contracts, unless we can obtain voluntary relief from our customer, which relief (or additional consideration) cannot be assured. Although we have taken significant steps to try to limit our risk on fixed price contracts going forward, we have experienced significant cost overruns on certain development projects under fixed price contracts.  Although we anticipate contract modifications to cover overruns, there can be no assurance that such contract modifications will be successfully negotiated or, if negotiated, sufficient to cover our expended costs.  These costs significantly affected our gross margin and impaired our liquidity position and operations.

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

To mitigate risks of this kind, we have made a business decision to:

•	limit the number of new fixed price development contracts;
•	offer our customers alternative contract structures that better protect us;
•	establish additional costing reviews;
•	improve our contract review process and hire contract professionals to review contracts; and
•	increase senior management involvement to scrutinize proposal efforts related to fixed price contracts.

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

If we fail to operate our multi-location business effectively, we may have disappointing business results.

Even if we are successful in obtaining new business, failure to manage the growth could adversely affect our operations. We may experience acute periods of very rapid growth (for example, if we were to win a major contract), which could place a significant strain on our management, operating, financial, and other resources. Our future performance will depend in part on our ability to manage growth effectively. We must develop management information systems, including operating, financial, and accounting systems, improve project management systems and processes and expand, train, and manage our workforce to keep pace with growth. Our inability to manage growth effectively could negatively affect results of operations and the ability to meet obligations as they come due.  We may encounter difficulties, costs, and delays involved in operating our multi-location business, including but not limited to the following:

•	challenges encountered in managing larger, more geographically dispersed operations;
•	the loss of key employees;
•	diversion of the attention of management from other ongoing business concerns;
•	potential incompatibilities of processes, technologies and systems;
•	potential difficulties integrating and harmonizing financial reporting systems; and,
•	potential failure to implement systems to properly price and manage the execution of fixed price contracts.

We will not meet the expectations of investors and financial or industry analysts if:

•	the operations of our multi-site company does not result in the anticipated synergies and benefits;
•	the costs savings from operational improvements is not greater than anticipated;
•	the combined financial results are not consistent with expectations;
•	management is unable to successfully manage a multi-location business;
•	the anticipated operating and product synergies of our business areas are not realized; or,
•	the fixed price development contracts, or new fixed price contracts, incur major cost overruns or remain unprofitable for any reasons.

We relocated to a new Colorado facility and North Carolina facility in 2007, increasing our rental costs.

The move of our Boulder, Colorado and Durham, North Carolina operations to new and larger nearby facilities in 2007 was time consuming and expensive and partially disrupted operations.  In addition, we may not achieve anticipated efficiencies or other benefits of these moves.  For example, if our business does not develop as expected, the new facilities may be larger than what we require, resulting in rent payments for some unneeded space.  Our rental costs at the new facilities are approximately 72% higher than we had paid at the prior facilities.

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

As of September 30, 2008, we have outstanding non-stock option derivative securities which could obligate us to issue 6,935,169 shares of our common stock, of which 1,690,888 underlie outstanding warrants and 5,244,281 are issuable upon conversion of our outstanding Series C and Series D-1 preferred stock.  In addition, as of September 30, 2008, we had outstanding stock options to purchase an aggregate of 11,889,393 shares of our common stock, of which 7,970,502 are currently vested.  The total number of shares issuable upon the exercise or conversion of vested warrants, options and preferred stock (14,905,671 shares as of September 30, 2008) represents approximately 34% of our issued and outstanding shares of common stock as of September 30, 2008.

If we remain independent, we face significant competition and many of our competitors have greater resources and market status than we do.

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

In addition to many other risks involving our business, until we develop our own launch vehicle, we may be dependent on the performance of third party companies like United Launch Alliance (ULA), a large company, or Space Exploration Technologies (SpaceX), a small company with limited operating history, which had its first successful launch in 2008.

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

We may consider opportunities to acquire or make investments in other technologies, and businesses that could enhance our capabilities, complement our current business, or expand the breadth of our markets or customer base.  Acquisitions may be necessary to enable us to quickly achieve the size needed for some potential customers to seriously consider entrusting us with mission solutions, mission-critical contracts or subcontracts. As a company, we have limited experience in acquiring other businesses and technologies: the Starsys Research Corporation acquisition was our first major acquisition.  Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

The market prices of securities of technology-based companies like ours, particularly in industries (also like ours) where substantial value is ascribed to a hope for future increase in the size of the total market, are often highly volatile. The market price of our common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control, including:

•	deviations in our results of operations;
•	changes in our financial performance or in analyst coverage decisions;
•	changes in our markets, including decreased government spending or the entry of new competitors;
•	awards of significant contracts to competitors rather than to us;
•	our inability to obtain financing necessary to operate our business;
•	changes in technology;
•	potential loss of key personnel;
•	short selling;
•	perceptions about the effect of possible dilution arising from the issuance of large numbers of shares of common stock underlying outstanding stock options, warrants, and preferred stock:
•	changes in market valuations of similar companies and of stocks generally;
•	volume fluctuations generally; and,
•	other factors listed above in our Risk Factor: "Our operating results could fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline."

The concentration of ownership of our common stock gives a few individuals significant control over important policy decisions and could delay or prevent changes in control.

As of October 20, 2008, our Directors together beneficially owned approximately 25.7% of our common stock.  (Note: The beneficial ownership calculations are different from a straight percentage of outstanding ownership calculation.  The beneficial ownership calculation takes into consideration derivative securities, such as stock options and warrants, which are vested or will vest within 60 days from October 20, 2008.  OHB Technology AG and MT Aerospace AG collectively beneficially own approximately 18.3% of our common stock. Susan C. Benson beneficially owns approximately 16.5% of our common stock.  Loeb Partners Corporation owns approximately 11.0% of our common stock.  Together, all these persons and individuals beneficially owned 62.8% of our common stock.  As a result, Directors and/or significant stockholders (i.e., OHB Technology AG, MT Aerospace AG, Loeb Partners and Ms. Benson) could have the ability to exert significant influence over matters concerning us, including the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving us.  Our foreign stockholders are contractually limited for a period of two years from their stock purchase date and Loeb Partners is contractually limited for a period of one year from their stock purchase date in their ability to exert significant influence over us by voting of shares.  In addition, the concentration of voting power in the hands of those individuals and entities could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders.  A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

The terms of our outstanding shares of preferred stock, and any shares of preferred stock issued in the future, may reduce the value of our common stock.

We have up to 10,000,000 shares of authorized preferred stock in one or more series. We currently have outstanding 248,460 shares of our Series C Preferred Stock and approximately 1,649 shares of our Series D-1 Preferred Stock, as of October 20, 2008.  Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders.  If we issue additional preferred stock, it could affect the rights of stockholders or reduce the value of common stock.  In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.  These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.  Our Series C Preferred Stock and Series D-1 Preferred Stock rank senior to the common stock with respect to dividends and liquidation and have other important preferred rights.

Our available secured debt financing is expensive and carries restrictive conditions.

On September 29, 2006, we entered into a secured revolving credit facility with Laurus Master Fund.  Although the maximum size of the facility is $5.0 million, actual borrowings are limited by a formula based on our eligible accounts receivable and eligible inventory.  We currently have nothing drawn on the revolving credit facility.  We paid a loan fee at inception in the form of 310,009 shares of common stock valued at $0.35 million, plus a cash loan fee.  On September 30, 2007, we issued an additional 283,286 restricted shares to Laurus, equivalent to a $0.2 million fee upon the first anniversary of the facility.  In addition, we will be required to pay Laurus an additional loan fee in the form of common stock valued at $0.2 million in January 2009, if the facility remains in place.  Any outstanding balance on the facility bears interest at a floating rate of prime plus 2%, and the maximum life of the facility is three years.  The facility is collateralized by substantially all of our assets.  The facility contains certain default provisions.  In the event of a default by us, we will be required to pay an additional fee per month until the default is cured.  Laurus has the option of accelerating the entire principal balance and requiring us to pay a premium in the event of an uncured default.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On July 15, 2008, we entered into a Release Agreement with the Shareholder Agent for the former shareholders of Starsys Research Corporation.  We agreed to pay the former shareholders $116,667 in cash and 833,333 shares of Company common stock in exchange for a release of claims, including claims related to their alleged entitlement to earnout merger consideration in connection with our 2006 acquisition of Starsys.

On October 20, 2008, we signed an Agreement and Plan of Merger with Sierra Nevada Corporation and its subsidiary.  Under this agreement, we would be acquired for cash.

Peterson v. Sirangelo et al. - San Diego Super. Ct. Case No. 37-2008-00060178-CU-MC-NC
On October 30, 2008, John Peterson, a SpaceDev stockholder, filed a complaint against us, our ten directors individually, Sierra Nevada Corporation and Merger Sub in the San Diego (California) County Superior Court.  The complaint, which purports to be a class action, alleges that our directors breached their fiduciary duties by approving the merger agreement and that each of the defendants conspired and aided and abetted in the breaches of fiduciary duties.  The theory of the complaint appears to be that the merger agreement does not maximize our value.  The complaint’s requested relief includes damages in an unspecified amount, a preliminary and permanent injunction against the merger, and (if the merger is consummated) rescission.

Becker v. SpaceDev et al. - Delaware Chancery Ct. Case No. 4145
On November 5, 2008, Robert Becker, a SpaceDev stockholder, filed a complaint against us, our ten directors individually, Sierra Nevada Corporation and Merger Sub in the Delaware Court of Chancery.  The complaint, which purports to be a class action, alleges that our directors breached their fiduciary duties by approving the merger agreement and that each of the defendants conspired and aided and abetted in the breaches of fiduciary duties.  The theory of the complaint appears to be that of the California complaint.  The complaint’s requested relief includes invalidation of the merger agreement, a preliminary and permanent injunction against the merger, ordering our directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders, imposition of a constructive trust upon any benefits improperly received by the defendants, and recovery of the plaintiff’s attorneys fees and costs.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Release entered into as of July 15, 2008 by and between SpaceDev, Inc. and the Shareholder Agent of Starsys Research Corporation
31.1	Rule 13a-14(a) certification of Principal Executive Officer
31.2	Rule 13a-14(a) certification of Principal Financial Officer
32.1	Rule 13a-14(b) certification of Chief Executive Officer
32.2	Rule 13a-14(b) certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpaceDev, Inc.
Registrant

Dated:  November 13, 2008                                                          By:  /s/ Mark N. Sirangelo
Mark N. Sirangelo
Chief Executive Officer

Dated:  November 13, 2008                                                          By:  /s/ Richard B. Slansky
Richard B. Slansky
President & Chief Financial Officer